Form 10-Q
period 2008-03-31
LEAGUE NOW HOLDINGS CORP
filed 2008-05-15
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

LEAGUE NOW HOLDINGS CORPORATION
 (Exact name of registrant as specified in Charter

FLORIDA	000-52191	20-35337265
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

4075 Carambola Circle North, Coconut Creek, Florida 33066
 (Address of Principal Executive Offices)
 _______________

     (954) 366-5079
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of May 15, 2008:  25,733,125 shares of common stock.

League Now Holdings Corporation

FORM 10-Q

March 31, 2008

INDEX

P PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

League Now Holdings Corporation

FINANCIAL STATEMENTS

AS OF MARCH 31, 2008

TABLE OF CONTENTS

PAGE	1	CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007 (AUDITED)

PAGE	2	CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

PAGE	3	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

PAGES	4 - 7	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2008 (UNAUDITED)

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)	(Audited)

Cash	$7,017	$14,812

TOTAL ASSETS	$7,017	$14,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$24,522	$16,855
Accrued payroll	13,750	10,750
Accrued payroll taxes	2,296	2,066

TOTAL CURRENT LIABILITIES	40,568	29,671

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,125 and 25,733,125 shares issued and outstanding, respectively	25,733	25,733
Additional paid in capital	96,017	96,017
Accumulated deficit	(155,301)	(136,609)
Total Stockholders’ Equity (Deficit)	(33,551)	(14,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,017	$14,812

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
REVENUE
Service revenue	$-	$165
	-	165

OPERATING EXPENSES
Salary - related party	3,000	6,000
Professional fees	14,522	19,949
Payroll tax expense	230	230
Web-site development	-	10,500
General and administrative	940	-
Total Operating Expenses	18,692	36,679

LOSS BEFORE PROVISION FOR INCOME TAXES	(18,692)	(36,514)

Provision for Income Taxes	-	-

NET LOSS	$(18,692)	$(36,514)

Net loss per share - Basic and Diluted	$-	$-

Weighted average number of shares outstanding during the period - Basic and Diluted	25,733,125	25,111,037

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,692)	$(36,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	27,450
Changes in operating assets and liabilities:
Accounts receivable	-	(84)
Accrued payroll	3,000	400
Accrued payroll taxes	230	230
Deferred revenue	-	(82)
Accounts payable	7,667	-
Net Cash Used In Operating Activities	(7,795)	(8,600)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	2,000
Net Cash Provided By Financing Activities	-	2,000

NET INCREASE IN CASH	(7,795)	(6,600)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,812	23,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,017	$16,705

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

 (B) Organization

League Now Holdings Corporation was incorporated under the laws of the State of Florida on September 21, 2005. The Company operates under the domain name, www.leaguenow.com as an application service provider offering web-based services for online video game users. The Company’s strategy is directed toward the satisfaction of our registered members by offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in  peer organized leagues in the United States and worldwide, 24 hours a day, 7 days a week.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Website Costs

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

            (F) Revenue Recognition

 The Company recognizes revenue from membership fees over the membership period.  Fees billed in advance are recorded as deferred revenue and recognized over the service period.  The company recognizes revenue on banner  advertising at the time the advertising is displayed in accordance with the criteria in Staff Accounting Bulletin 104, Revenue Recognition (SAB 104).  The criteria in SAB 104 requires that revenue is recognized when persuasive evidence of an arrangement exists, delivery of the product or performance of the service has occurred, no significant company obligations with regard to implementation or integration exist, the fee is fixed or determinable and collectibility is reasonably assured.

(G) Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 “Accounting for Goodwill and Other Intangible Assets” and “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS No. 142 and 144”). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

 (H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31,  2008 and 2007, there were no common share equivalents outstanding.

(I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Stock Based Compensation

Shares, warrants and options issued to non-employees for services are accounted for in accordance with SFAS 123(R) and Emerging Issues Task Force Issue No. 96-18 (“ EITF 96-18”), “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or In Conjunction with Selling Goods or Services” whereby the fair value of such option and warrant grants is determined using the Black-Scholes Model at the earlier of the date at which the non-employee’s performance is completed or a performance commitment is reached.

(K) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

(L) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

NOTE 2	EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At March 31, 2008 the Company’s President was owed accrued salary of $13,750.

NOTE 3 STOCKHOLDERS' DEFICIENCY

(A) Common Stock Issued for Cash

On September 21, 2005, the Company issued 10,000,000 shares of common stock to a founder for cash of $10,000 ($0.001 per share).

On September 21, 2005, the Company issued 2,500,000 shares of common stock to a founder for cash of $3,000 cash and a subscription receivable of $2,000 ($0.002 per share). The subscription receivable was paid in January 2006.

During the year ended December 31, 2006 the Company sold a total of 113,125 shares of common stock to 31 investors for cash of $45,250 ($0.40 per share) and paid $10,000 of offering costs.

(B) Common stock issued for services

In December 2005, the Company issued to its founder 12,000,000 shares of common stock valued at $24,000 the most recent cash offering price of ($.002 per share) for services. The value of the stock compensation is being recognized on the life of the employment agreement of two years.  As of  December 31, 2007, 2006, and the period September 21, 2005 (Inception) to December 31, 2007 the Company recognized $12,000, $12,000 and $24,000, respectively of stock compensation costs..

During the year ended December 31, 2006, the Company issued 20,000 sharers of common stock valued at $8,000  the most recent cash offering price ($.40 per share) for legal services related to the Company’s private placement . In addition the Company agreed to pay an additional $10,000 recorded as an accounts payable at December 31, 2007 for legal services related to the Company’s private placement. The fair value of the stock and the payable of $10,000 was treated as a placement cost and recorded as a reduction of additional paid-in capital.

During the year ended December 31, 2006, the Company issued 20,000 sharers of common stock valued at $8,000 the most recent cash offering price ($.40 per share) for website development services.

In January 2007, the Company entered an agreement with a consultant for financial services. The Company agreed to sell the Consultant 50,000 shares of common stock at a price of $.001 per share. The Company recorded an expense of $19,950, the difference between the fair value on the date of grant and the sales price ($.40 per share).

In January 2007, the Company issued 30,000 shares of common stock valued at $12,000 ($.40 per share) based on the most recent cash offering price for web-site development services. The term of the agreement of for one year. The Company is amortizing the value over the term of the agreement. During the year ended December 31, 2007, the Company recorded amortization expense of $12,000.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008
(UNAUDITED)

(C) Capital Contribution

During the year ended December 31, 2006, the Company’s president made a capital contribution to the Company of $4,000.

In January 2007 the Company’s president made a capital contribution to the Company of $1,500.

NOTE4  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company’s president made a capital contribution to the Company of $4,000.

During the year ended December 31, 2007, the Company’s president made a capital contribution to the Company of $1,500.

NOTE 5   GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $7,795 and had a net loss of $18,692 for the three months ended March 31, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

Our plan of operations for the next 12 months is designed to have LeagueNow grow its market share amongst the existing application service providers offering web-based services for the online video gaming industry. Currently,  ‘www.LeagueNow.com’offers four (4) games, football, baseball, basketball, and hockey each identified by the market names Madden 2006, MLB 2006, NBA Live 2006, and NHL 2006 respectively. While the four (4) leagues are fully operational they need to be updated for 2008 and on an annual basis to reflect the roster changes of the corresponding sports teams. In addition, the current plan of operations calls for the following:

1. Adoption of Web 2.0 technologies:

This technology will enable the user community to generate revenues for themselves by using the website at‘www.LeagueNow.com’. The essence of Web 2.0 is that the users of the site are the ones that generate the content. Web 2.0 has been characterized as a technology that enables web based business to rely on active user communities to implement revenue models related to active user communities. It is the information supported by the content that motivates people to join the community.  As the members of the user community grow, so does the content of the web site. The main characteristic of sites that rely on Web 2.0 technologies is that their growth is fueled by:

•	The site is mainly data/information driven and thereby the value of the site is not created by the application but rather by the data deposited at the site.
•	The data/information on the site is created by the users that visit the site.

•	The data created at the site is unique and usually it is very hard to duplicate the source of the data.

•	The access to the site is facilitated so that all Internet users can use it, thereby this section of our site will be available at no cost to the registered member.

 Some examples of businesses that rely on Web 2.0 technologies are:

•
Digg(www.digg.com):  Digg is all about user powered content. Everything is submitted and voted on by the Digg community.  At Digg.com you can share, discover, bookmark, and promote stuff that's important to you. Digg’s revenue model is based on sales of banner ads.

•	Blogoshpere(www.blogosphere.com): A site with content mainly created by bloggers. Their revenue model relies on Google Adsense and some banner ads.

•	eBay (www.ebay.com): Known by just everyone on Earth. eBay currently charges 5.25% commission on successful auctions.

•
Second Life (www.secondlife.com): Second Life is a 3-D virtual world entirely built and owned by its residents. Since opening to the public in 2003, it has grown explosively and today is inhabited by an estimated total of 7,170,119 people from around the globe. Second life is perhaps one of the best representations of effective usage of the current Web 2.0 technologies.  Users of the site can generate revenues for themselves by selling the objects they create at the site.

The personnel included in the staffing plan shown on this document will be responsible for planning, designing, maintaining, improving, and implementing the new functionality required to take the site to the next level. We expect to implement the initial phase Use of Web 2.0 technology to significantly improve the content available at the site within fifteen weeks of additional funding at a cost of $15,000. Additionally we intend to complete programming for the Web 2.0 technologies which will enable users to generate revenues for themselves within 12 months from funding at an estimated budget of $150,000.

2. Enable the user community to easily create more content at the site: As stated earlier, the content of‘www.LeagueNow.com’will be enriched by its user community.  Therefore, LeagueNow will put a major emphasis in making available to the user community tools and features that will facilitate or motivate the process of generating additional content residing on‘www.LeagueNow.com’.  Additional tools or features will be developed and implemented by the staff to be retained as indicated in this document at an estimated cost of $75,000 and will be completed 180 days from receipt of funding.

 3. Development of additional site administration automated facilities such as:

•
Easy upload of content: text, graphics, and video. A series of bottoms, drop-down menus, or drop-down lists will be presented to the user to ease the selection of connectivity options and input of required text.

•
Restricted download capability of content with initial support of document types restricted to text. A series of bottoms, drop-down menus, or drop-down lists will be presented to the user to ease the selection of connectivity options and input of required text.

•	The upload and download facilities will be restricted to registered and verified members of the ‘www.LeagueNow.com’user community.

We intend to fully automate near real time capturing of game results including fully updated game statistics. Programming for the above objectives is estimated to take 9 months from funding at an estimated cost of $200,000 and will include the following features:

•	Enable upload and storage of video clips by users

•	Addition of all college basketball, baseball, and football games for league play

•	Standardize all code of the site to PHP (Estimated 800 hours to complete)

•	Adoption of performance oriented database engine and optimize SQL queries

4. Introduction of additional features that will provide full automated capturing of the game results and statistics: Currently, the users of ‘www.LeagueNow.com’ must enter manually the results of statistics of the games played.  One of the major shortcomings of this approach is that community members do not capture the full set of statistics generated during the development of the game.  League Now will add a premium feature that will allow users to automatically capture game statistics.  The statistics automatically captured, contrary to those inputted manually, are comprehensive and complete.

To implement this highly desired feature, League Now will develop a user interface, in this case a ‘web browser’like interface that will capture the statistics real time during the development of a game. The statistics will be available for users to view them right after the game is over.  The complete set of statistics of each game played will be used to update the ‘www.LeagueNow.com’databases.

We anticipate that developing full support of main Internet Browsers (Internet Explorer, Firefox) along with the software tools to maintain the site and database records will cost approximately $10,000.00 and six months to complete from receipt of additional funding.

5. Significant improvement of the graphical user interface and the use of graphics animation: Until now, and with the exception of the LeagueNow.com home page, all pages have static graphics.  The graphical user interfaces to be added or enhanced will include graphical animations. In order to enhance usage of graphics including total graphics redesign we will need a budget of approximately $45,000 and six months from available funding to complete this objective.

6. Provide instant messaging features for the user community:  This facility will be made available to the user community only.  In other words, only registered members will be able to use.

The site along with the custom application components will continue to be completely scalable so that further development can be accomplished without causing incompatibility issues.  The plan of operations also contemplates the migration of the website from a shared infrastructure to a dedicated one.  The estimated amount of hours to complete the migration is between 48 to 60 hours.  The tasks associated with the migration will be completed by the engineers included in the staffing plan included in this document.

The final configuration of the infrastructure to be used will be adjusted according to the growth of the traffic on the site.

The personnel included in the staffing plan shown on this document will be responsible for planning, designing, maintaining, improving, and implementing the new functionality required to take the site to the next level.

Marketing and Search Engine Optimization (SEO).

Search engine optimization is the process of improving the volume and quality of traffic to a web site from search engines search results. Usually, the earlier a site is presented in the search results the more searchers will visit that site. As a marketing strategy for increasing a site's relevance, SEO considers how search algorithms work and what people search for. SEO efforts will involve a site's coding, presentation, and structure, as well as efforts that include adding unique content to our site, ensuring that content is easily indexed by search engine robots, and making the site more appealing to users.

●	Partnership with marketing companies to increase the sale of banner space at the site.
●	Create sales relationship with game developers such as EA, Ubisoft, and the like.
●	e-Mail Marketing Campaigns. The marketing personnel included in the staffing plan shown on this document will be responsible for planning, designing, and implementing this objective.
●
Redesign for site look-and-feel and Branding. The personnel, in particular the marketing one, included in the staffing plan shown on this document will be responsible for planning, designing, and implementing this objective.

 The personnel included in the staffing plan shown below will be responsible for planning, designing, and implementing the above state dobjectives and carry out optimization project services in-house at an estimated cost of $70,000 during the 12 months of operations following adequate funding.

Human Resources

The staff levels and budget of $918,500 outlined below are projected to be adequate for all the programming, maintenance, and operations of the business for the 12 months following funding. We currently estimate that we will need the following dedicated staff to complete the objectives by the set times described within this management discussion and analysis.

•	Web 2.0 programmer	$50,000
•	Web 2.0 programmer	$50,000
•	Web 2.0 lead programmer	$65,000
•	Database software programmer	$90,000
•	Software programmer	$75,000
•	Software programmer (SQL)	$90,000
•	Lead software programmer (PHP)	$125,000
•	Search Engine Marketing Professional	$70,000
•	Marketing	$70,000
•	Chief Financial Officer	$150,000
•	Recruiting costs	$83,500
		$918,500

Hardware & Software Infrastructure

The site currently runs on a shared environment using a front-end and back-end server setup.  The planned increase in the number of users, daily page views, bandwidth utilization required to store the additional content, will require improvements on each of the following infrastructure areas:

All servers, front and back-end will be fully dedicated to the site
•	The front-end servers will be configured on a High Availability (HA) mode using dedicated Load Balancer(s) to optimally distribute the load on the servers so that optimal response time is achieved.
•
The back-end servers will host the relational database engine(s) required for optimal data retrieval.  The back-end servers will also be configured on a High Availability mode to ensure that site related information will always be available to the users.

•	SAN total allocated space to be increased in accordance to the amount of content to be stored.

The estimated cost for the hardware equipment, servers and application software, of the initial topology is $132,676 as included in the table below.  This configuration includes a front-end server, a back-end server, and software support maintenance for one year.  We believe this configuration as an improved infrastructure that can be scaled up as required by the growth in users.

LeagueNow
Hardware and Software Licenses
		Price
	Qty	Unit Price	Extended Price
Front-end Server – 12 Gb – 2 Cores – 36 Month Support	1	$64,844	$64,844
Back-end Server – 16 Gb – 2 Cores – 36 Month Support	1	$45,132	$45,132
Quad NIC’s + Gog E Card	1	$3,914	$3,914
Oracle Database Standard Edition	1	$15,398	$15,398
Software Update License & Support 24x7 – 1 Year	1	$3,388	$3,388
Total			$132,676

Infrastructure – IT Services
The estimated costs to maintain the infrastructure is $164,851 as included in the table below.  It is important to note that theses estimated costs are based on charges by a data center service provider. At this time we have not entered into any agreements or negotiations with a data center service provider.

LeagueNow
Collocation, Managed Services, IT Professional Services, and L1/L2 Support
		Price
	Qty	NRC Unit	NRC Total	MRC Unit	MRC Total	Total Annual Price
24” Width x 36” Depth, 42U Height, Secure Cabinet Provided by USA Data Center, including 2x110V/20A per cabinet and 8’ Public IP’s per Cabinet and one port to the Internet (redundancy available at extra cost)	0.5	$765	$383	$115	$58	$691
20 AMP Circuit @ 208V	2	$415	$830	$435	$870	$10,440
Internet Bandwidth – On demand burstable up to 100 Mbps – Price per 1 Mbps per Month - Premium	4	$0	$0	$90	$360	$4,320
Managed Services – Front-end Servers	1	$800	$800	$550	$550	$6,600
Managed Services – Back-end Servers	1	$1,200	$1,200	$750	$750	$9,000
Installation & Setup – IT Professional Services	1	$13,230	$13,230	$0	$0	$0
Storage on Demand, Medium Grade, Price per Gigabyte	1000	$2,000	$2,000	$3.00	$3,000	$36,000
Backup Service – Oracle Database + OS Files – Amount in G bytes	1000	$0	$0	$1.65	$1,650	$19,800
Operational Support – L1 & L2 Support – OS - Oracle	1	$0	$0	$6,500	$6,500	$78,000
Total Services			$18,443		$13,738	$164,851

Completion of our plan of operations is subject to attaining additional financing. We cannot assure investors that adequate financing will be available. In the absence of our additional financing, we may be unable to proceed with our plan of operations. Even with additional financing within the next twelve months, we will require financing to potentially achieve our goal of profit, revenue and growth. We anticipate that our operational as well as general and administrative expenses for the next 12 months will total approximately $1,378,027.  The breakdown is as follows:

Staffing of Website Development	$918,500
Legal/Accounting	$17,000
Advertising & Marketing Expense	$25,000
Infrastructure and Information Technology Services	$164,851
Computer Hardware and Software	$132,676
General/Administrative	$120,000
Total	$1,378,027

We expect to increase the number of employees as identified above and by hiring two full time administrative employees once we have successfully completed our financing. We have not identified such employees nor had any discussions with potential candidates. Depending on business we may sub-contract with outsourced service entities to undertake certain activities on our behalf. At this time we have not entered into any agreements or negotiations with any service or staffing entities to undertake any activities on our behalf.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.  In the event we are not successful in obtaining additional financing to support the continued operation of our business we would then not be able to proceed with our business plan for the development and marketing of our core products and services.

Should this occur, depending on market conditions and our plan of operations, we could incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our advertising to cover our operating expenses.

Results of Operations

For the period from inception through March 31, 2008, we had $165 in revenue. Expenses for the quarter ended March 31, 2008 totaled $18,692 resulting in a loss of $18,692. Expenses of $18,692 for the quarter ended consisted of $940 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $14,522 for professional fee, $230 payroll tax expense.

Capital Resources and Liquidity

As of March 31, 2008 we had $7,017 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $7,795 and had a net loss of $18,692 for the three months ended March 31, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We believe we can satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $1,378,027. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.   This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) und er the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

League Now Holdings Corporation

Date: May 15, 2008	By:	/s/ James Pregiato
James Pregiato
President, Chief Executive Officer, Secretary, Treasurer and Director