Form 10-Q
period 2008-06-30
LEAGUE NOW HOLDINGS CORP
filed 2008-08-04
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of July 30, 2008:  25,733,125 shares of common stock.

League Now Holdings Corporation

FORM 10-Q

June 30, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash	$4,187	$14,812

TOTAL ASSETS	$4,187	$14,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$27,288	$16,855
Accrued payroll	16,750	10,750
Accrued payroll taxes	2,525	2,066

TOTAL LIABILITIES	46,563	29,671

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,125 and 25,733,125 shares issued and outstanding, respectively	25,733	25,733
Additional paid in capital	96,017	96,017
Accumulated deficit	(164,126)	(136,609)
Total Stockholders’ Deficiency	(42,376)	(14,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,187	$14,812

See accompanying notes to financial statement.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
REVENUE
Service revenue	$-	$98	$-	$263
	-	98	-	263

OPERATING EXPENSES
Salary - related party	3,000	6,000	6,000	12,000
Professional fees	5,596	6,855	20,118	26,805
Payroll tax expense	229	-	459	-
Web-site development	-	10,500	-	21,000
General and administrative	-	-	940	-
Total Operating Expenses	8,825	23,355	27,517	59,805

LOSS BEFORE PROVISION FOR INCOME TAXES	(8,825)	(23,257)	(27,517)	(59,542)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(8,825)	$(23,257)	$(27,517)	$(59,542)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	25,733,125	25,733,125	25,733,125	25,430,625

See accompanying notes to financial statement.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,517)	$(59,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	33,450
Changes in operating assets and liabilities:
Accounts receivable	-	410
Accrued payroll	6,000	1,450
Accrued payroll taxes	459	-
Deferred revenue	-	(117)
Accounts payable	10,433	14,355
Net Cash Used In Operating Activities	(10,625)	(9,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from excerise of stock options	-	2,000
Net Cash Provided By Financing Activities	-	2,000

NET DECREASE IN CASH	(10,625)	(7,994)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,812	25,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,187	$17,311

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Sale of common stock for subscription receivable	$-	$50

See accompanying notes to financial statement.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

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

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2008 and 2007, there were no common share equivalents outstanding.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF JUNE 30, 2008
(UNAUDITED)

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

          NOTE 2      EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At June 30, 2008 the Company’s President was owed accrued salary of $16,750.

 NOTE 3      GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $10,625 and had a net loss of $27,517 for the six months ended June 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

 NOTE 4      SUBSEQUENT EVENT

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control.

Additionally the Company has agreed to the following:

(i)  Placement Agent Fees : A fee equal to ten percent (10%) of the total amount of capital raised and cashless warrants equal to ten percent (10%) of the total amount of capital raised, subject to the exercise price of  one hundred and twenty-five percent (125%) private placement.

 (ii) For Debt Financings: A fee equal to five percent (5%). If debt financing is in the form of a line of credit or other form of debt that is not funded in full at the closing, then the entire available loan amount shall be considered the total consideration against which our fees will be calculated.

(iii) For any merger or acquisition: An amount equal to ten percent (10%) of the total consideration or value paid, payable in the same form as received by the Shareholders of the target or the Company.

(iv) For a strategic alliance or customer: An amount equal to ten percent (10%) of the annual value of the alliance or single transaction.

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

Results of Operations

For the period from inception through June 30, 2008, we had $0 in revenue. Expenses for the three months ended June 30, 2008 totaled $8,825 resulting in a loss of $8,825. Expenses of $8,825 for the quarter ended consisted of $0 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $5,596 for professional fee, $229 payroll tax expense.

Expenses for the six months ended June 30, 2008 totaled $27,517 resulting in a loss of $27,517. Expenses of $27,517 for the quarter ended consisted of $940 for general and administrative expenses, $0 for consulting fees, $6,000 for salary to a related party, $20,118 for professional fee, $459 payroll tax expense.

Capital Resources and Liquidity

As of June 30, 2008 we had $4,187 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $10,625 and had a net loss of $27,517 for the six months ended June 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

We believe we cannot satisfy our cash requirements for the next twelve months with our current cash and expected revenues. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

As reflected in the accompanying financial statements, the Company used cash in operations of $10,625 and had a net loss of $27,517 for the six months ended June 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008.

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

League Now Holdings Corporation

Date: July 30, 2008	By:	/s/ James Pregiato
James Pregiato
President, Chief Executive Officer, Secretary, Treasurer and Director