Form 10-Q
period 2008-09-30
LEAGUE NOW HOLDINGS CORP
filed 2008-11-05
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of as of November 3, 2008:  25,733,125 shares of common stock.

League Now Holdings Corporation

FORM 10-Q

September 30, 2008

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

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
CURRENT ASSETS	(Unaudited)

Cash	$3,787	$14,812

TOTAL ASSETS	$3,787	$14,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$46,065	$16,855
Accrued payroll	19,750	10,750
Accrued payroll taxes	2,754	2,066

TOTAL CURRENT LIABILITIES	68,569	29,671

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,125 and 25,733,125 shares issued and outstanding, respectively	25,733	25,733
Additional paid in capital	96,017	96,017
Accumulated deficit	(186,532)	(136,609)
Total Stockholders’ Deficiency	(64,782)	(14,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,787	$14,812

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUE
Service revenue	$-	$80	$-	$343
	-	80	-	343

OPERATING EXPENSES
Salary - related party	3,000	9,000	9,000	21,000
Professional fees	4,177		24,295	26,805
Consulting fees	15,000		15,000	-
Payroll tax expense	229	688	688	688
Web-site development	-	-	-	21,000
General and administrative	-	30	940	30
Total Operating Expenses	22,406	9,718	49,923	69,523

LOSS BEFORE PROVISION FOR INCOME TAXES	(22,406)	(9,638)	(49,923)	(69,180)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(22,406)	$(9,638)	$(49,923)	$(69,180)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	25,733,125	25,733,125	25,733,125	25,529,718

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,923)	$(69,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	39,450
Changes in operating assets and liabilities:
Accounts receivable	-	340
Accrued payroll	9,000	3,150
Accrued payroll taxes	688	689
Deferred revenue	-	(128)
Accounts payable	29,210	14,355
Net Cash Used In Operating Activities	(11,025)	(11,324)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	2,000
Net Cash Provided By Financing Activities	-	2,000

NET DECREASE IN CASH	(11,025)	(9,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,812	25,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,787	$15,981

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Sale of common stock for subscription receivable	$-	$50

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2008
(UNAUDITED)

NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. The financial statements are presented on the accrual basis.

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

(H) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of September 30, 2008 and 2007, there were no common share equivalents outstanding.

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

NOTE 2     EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At September 30, 2008 the Company’s President was owed accrued salary of $19,750.

NOTE 3     CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control. For the three and nine months ended September 30, 2008 the Company recorded consulting fees of $15,000.

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

NOTE 4     GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $11,025 and had a net loss of $49,923 for the nine months ended September 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Currently,  ‘www.LeagueNow.com’ offers four (4) games, football, baseball, basketball, and hockey each identified by the market names Madden 2006, MLB 2006, NBA Live 2006, and NHL 2006 respectively. While the four (4) leagues are fully operational they need to be updated to reflect the current roster changes of the corresponding sports teams. In addition, the current plan of operations calls for the following:

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

Results of Operations

For the period from inception through September 30, 2008, we had $0 in revenue. Expenses for the three months ended September 30, 2008 totaled $22,406 resulting in a loss of $22,406. Expenses of $22,406 for the quarter ended consisted of $0 for general and administrative expenses, $15,000 for consulting fees, $3,000 for salary to a related party, $4,177 for professional fee and $229 payroll tax expense.

Expenses for the nine months ended September 30, 2008 totaled $49,923 resulting in a loss of $49,923. Expenses of $49,923 for the quarter ended consisted of $940 for general and administrative expenses, $15,000 for consulting fees, $9,000 for salary to a related party, $24,295 for professional fee and $688 payroll tax expense.

Capital Resources and Liquidity

As of September 30, 2008 we had $3,787 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $11,025 and had a net loss of $49,923 for the nine months ended September 30, 2008.  These factors raise substantial doubt about its ability to continue as a going concern.  Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Current actions are presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

To date we have not been successful in reaching our initial revenue targets, additional funds are required to proceed with our business plan for the development and marketing of our core services. We are seeking additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

During the next few quarters we will  pursue financing, strategic alliances and other potential transactions available to us as we can not currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues without additional financing. Thereby, completion of our plan of operation is subject to attaining financing or a strategic alliance or adequate revenue and we cannot assure investors that we may be unable to proceed with our plan of operations.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $1,378,027. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees until such time as we have successfully completed our financing. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

League Now Holdings Corporation

Date: November 3, 2008	By:	/s/ James Pregiato
James Pregiato
President, Chief Executive Officer, Secretary, Treasurer and Director