Form 10-K
period 2008-12-31
LEAGUE NOW HOLDINGS CORP
filed 2009-03-30
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-52191

LEAGUE NOW HOLDINGS CORPORATION
(Exact name of issuer as specified in its charter)

Florida	20-35337265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4075 Carambola Circle North Coconut Creek, Florida	33066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 366-5079

Securities registered under Section 12(b) of the Exchange Act:	None.

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.001 per share.
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no public trading market for the Company currently.

As of March 24, 2009, the registrant had 25,733,125 shares issued and outstanding, respectively.

Documents Incorporated by Reference:
None.

PART I

ITEM 1.         DESCRIPTION OF BUSINESS.

League Now Holdings Corporation was incorporated in September 2005 in Florida. Our business office is located at 4075 Carambola Circle North, Coconut Creek, Florida 33066. Our telephone number is 954-366-5079.

On September 21, 2005, we entered into an Asset Purchase Agreement with Anthony Warner pursuant to which we acquired the domain name, ‘www.leaguenow.com’, its design, associated copyrights and trademarks and all business related to the website including the customer database. Based upon the same, we operate as an application service provider offering web-based services for the online video gaming industry under the existing web property currently displayed at the URL www.LeagueNow.com.

The Company is an application service provider offering web-based services for online video game users. We commenced offering our services in October 2005 through a subscription basis. During 2007 we changed our direction by using an advertising model. To date, we have generated limited revenue. Our strategy is directed toward the satisfaction of our registered members needs through offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in peer organized leagues within the United States and worldwide, 24 hours a day, 7 days a week.

The company offers a free service for registered users where players of sports genre video games can participate in peer organized leagues. Currently the site offers fully operational leagues for four (4) games, football, baseball, basketball, and hockey each identified by the market names Madden 2006, MLB 2006, NBA Live 2006, and NHL 2006 respectively. While the four (4) leagues are fully operational they need to be updated for 2008and on an annual basis to reflect the roster changes of the corresponding sports teams. We currently have one employee and approximately 3,000 registered members. The business strategy for the LeagueNow.com site is:

Provide a friendly easy to use Web site for registered members of the virtual community of players of video game consoles.
Make it appealing to current and new registered users to join by making the basic functionality of the site free.

Enhance the capabilities of the site to capture video game oriented content to be created at the site by its members. Access to this content will be free to all registered users of the site.

All Current revenue generated by the site comes from the selling ad bannered space at each of the web pages via Google Adsense.

Additional revenue streams will be created by charging registered users for the use of enhanced functionality to be incorporated into the site, access to specialized content, and e-commerce of merchandise related to the video console industry.

League Now Inc. will pursue the creation and implementation of alternative facilities at the site that will accelerate the growth of the registered user community, the number of monthly page views, the price of thousand page views (CPM), and the sales of banner advertising at the site.

Current Features of our leagues

League Now Inc. is an existing application service provider offering web-based services for the online video gaming industry. The success of the business model relies mostly on the capability of the site to attract a large number of users with the average visit stay time longer than one hour. We currently have approximately 3,000 registered users. The primary objective of League Now is to achieve the highest number of registered members and page views possible which will result in a revenue growth.

The current feature set includes:

•
League templates- Choose from a number of pre-defined league templates, such as the current NFL season with the current player rosters, or the current MLB season, or the current NBA season, or the current NHL season.

•	Automatic updates- Standings and statistic rankings are automatically updated.
•	Team and player statistics- Keep statisticsfor each team and/or for individual players.
•	Updates– Members update the statistic for their teams.
•	Automatic notifications- Members are notified of any updates to game results or statistics.

Video Game Industry

The global video game industry is estimated at $37.5 billion with growth predicted at a rate of 9.1% to the value of $48.9 billion by 2011.  The video game industry is considered one of the fastest-growing entertainment sectors due to new home and handheld gaming machines as well as Internet access and broadband adoption which have all played a significant role in the growth of the video games sector. By leveraging the Internet as a unique platform for the creation, monetization and promotion of gaming content, the industry has created a new channel that both drives and is driven by consumer demand. Major game sites routinely top Internet site rankings and whether played in a web browser or as a fully featured download, gaming has moved well beyond the realm of niche into the mainstream Multiplayer online gaming, multiplayer Internet gaming, and mobile multiplayer gaming now account for almost 50% of the revenues from online gaming within the United States. Subsequently, online gaming has migrated into an array of mobile platforms including cellular phones.

Community-based games can be loosely defined as those game experiences where the game is built for true online game play and can be both single and multi-player games. Because portals are aggregators of audiences, community becomes an important way for users to define themselves and for portals to define and target their services accordingly. It is also widely understood that community elements within games are an extremely powerful retention tool: audiences feel that they have an investment in their community personae.

U.S. video games sales are estimated at $17.9 billion in 2007, with an estimate of over Seventy-five percent of American households playing computer and video games. Our research indicates that the average game player is 30 years old and has been playing games for 9.5 years and forty-two percent of game players say they play games online one or more hours per week. We estimate that a growing percentage of gamers are women in their late thirties or even forties. EA claims it has 750,000 women annually subscribing to it’s casual web games site ‘Club Pogo’ Generally the demographic skews older (35+), additionally game players are comprised of students, teens, school-aged children as well as seniors.

Significant innovation in the networked gaming space, such as setting up premium subscriptions for casual multiplayer gaming and integrating networked gaming with instant messaging programs continues to spur the growth. New innovations that are already taking place in the Internet space are now trickling down to the networked gaming world. Ideas such as social networking, online commodity exchange, user-generated content, and peer-to-peer networking are all finding their way into networked gaming. Networked in-game advertisements now offer dynamic advertisements to gamers in real time and create new revenue streams for the gaming industry and their advertisers.

Competition

Competition in our industry is intense and we expect new competitors to continue to emerge in the United States and abroad. We compete in the entertainment industry for the leisure time and discretionary spending of consumers with other forms of media, such as motion pictures, television, social networking and music.

Our competitors vary in size and cost structure from very small companies with limited resources to very large, diversified corporations with greater financial and marketing resources than ours. For example, we compete with venture capital funded start-ups, traditional independent video game publishers, hardware and software manufacturers, casual entertainment websites, social networking websites, mobile games developers, foreign games developers and large media companies. We also compete with satellite radio, traditional radio and all other forms of entertainment.

The online market is new, rapidly evolving and intensely competitive. We specifically compete with a variety of companies with varied product or service offerings, including existing companies. Some examples of these sites are the following:

•	www.leaguedaddy.com
•	www.sportsgamer.com
•	www.maddenwars.com

Our competitive disadvantages include the fact that we are newly established and have not yet attracted a significant customer base nor have we added enhanced Premium features to our web site.

We believe we have a competitive advantage due to the fact our site is easy to use and professionally presented. The number of screens has been kept to a minimum while offering increased functionality. Customer login time has been reduced to provide access to our site quickly. Additionally, our site design allows for flexibility to enhance the pages as well as expand them to accommodate advertising space or content for customers. Our site operates 24 hours a day, 7 days a week, in real time.

As the market for online video game services grows, we believe that the range of companies involved in the online video game industry will increase their efforts to develop products and services that will compete with our products and services.

Revenue Model

LeagueNow’s revenue model relies heavily on selling web page space for the placement of Internet-based advertising. As such, the model relies mostly on the capability of the site to attract a large number of users that navigate and view several pages of the site.

On the Internet, advertising agencies have standardized on the concept of CPM, which stands for ‘cost per thousand impressions. The ‘C’and ‘P’stand for ‘cost’and ‘per,’respectively, the ‘M’stands for mil meaning ‘one thousand.’ The advertising industry tends to use the terms ‘impression’and ‘page view’ interchangeably.

There are two primary variables that determine the success of a revenue model based on Internet-based advertising, namely the amount of pages viewed by visitors of the site (impressions), and the price that a given advertising agency is willing to pay for one thousand of pages viewed, or CPM. Therefore, the objective of League is to achieve the highest number of page views that will result in a higher CPM and hence higher revenues.

LeagueNow’s strategy is to strengthen our Internet-based advertising revenue model. Currently, League Now relies entirely on generating revenues by selling Banner space via Google Adsense. This strategy is for the initial phases of the site; our twelve month plan of operations includes contracting directly with the advertisers. The Marketing personnel included in the planned staff levels shown later in this document will be responsible for devising and implementing campaigns to achieve this objective.

In addition to the revenues generated by the sales of banner space, LeagueNow will pursue other means of generation of alternative revenue streams. Additional revenues will be generated from users that take advantage of the Premium features we intend to offer at www.LeagueNow.com. The development of the software necessary to implement the Premium features will be conducted by the staff to be retained as indicated in the staffing plan included in our twelve month plan of operations within this document. The additional future revenue streams of Premium features plan to include the following features based on the company’s ability to raise additional capital.

On-line Update of Game Statistics:

Currently, the users of ‘www.LeagueNow.com’ can enter the statistics of the games played manually.  One of the premium features that we intend to add to the site would allow the users to automatically retrieve the statistics generated when they complete playing a game.  The statistics automatically captured, contrary to those inputted manually, will be comprehensive and complete.  A monthly $2.00 fee will be charged to those users that would like to take advantage of this advance functionality when it is completed.

To date, we have not yet begun to implement this highly desired feature, League Now will develop a user interface, in this case a ‘web browser’ like interface that will capture the statistics on-line after the gamers finish playing a game.  The complete set of statistics will be used to update the LeagueNow.com databases.  By doing this way, the gamers will be relieved of having to input manually the information. We anticipate completing this objective within 90 days from receiving additional funding.

Ad Free Membership:

LeagueNow realizes that the majority of users benefit and appreciate the banner content displayed on selected pages of the site. However, we believe that a small percentage prefers not to be shown any information other than that strictly related to the online gaming experience while visiting the ‘www.LeagueNow.com site’. League Now will offer to members the option of paying a monthly fee for the ad banners or sponsor links not to be shown while they visit the site. A monthly $2.00 fee will be charged to those users that would like to take advantage of this advance functionality. We intend to implement this membership feature within the first quarter of receiving additional funds, at an estimated cost of $2,500.

Instant messaging capability for the user community:

To deploy instant messaging we will develop an instant messaging service. Instant messaging differs from e-mail in that conversations happen in real-time. This facility will be made available to the League Now registered member community only.  This feature will be a ‘Premium Feature’ of the site with a monthly fee of $1.00 associated to it. Messaging is very important for the user community, but it demands considerable resources to incorporate into the site.  We anticipate completing this objective within 180days from receiving additional funding with an initial budget of $150,000.

e-Commerce at LeagueNow.com:

LeagueNow plans to advertise Internet based video game related merchandise on its ‘www.LeagueNow.com’web site.  The users of League Now will be able to purchase merchandise by utilizing a user interface that will be part of the ‘www.LeagueNow.com’site.  League Now will add a markup to each transaction completed and the supplier will ship directly to the purchasing member thereby the company will not inventory any merchandise. League Now will assess a 5% markup on all e-Commerce transactions completed via ‘www.LeagueNow.com‘. We anticipate completing this objective within 180 days from receiving additional funding with an initial budget of $25,000.

ITEM 2.         DESCRIPTION OF PROPERTY.

Our principal executive office location and mailing address is 4075 Carambola Circle North, Coconut Creek, Florida 33066.  Our telephone number is (954) 366-5079.

ITEM 3.         LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our common stock has traded on the OTC Bulletin Board system under the symbol “LNWH” since May 7, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock will be subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

Holders

As of March 20, 2009 in accordance with our transfer agent records, we had 44 record holders of our Common Stock.

Dividends

To date, we have not declared or paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Stock Option Grants

To date, we have not granted any stock options.

ITEM 6.         SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties, and which speak only as of the date of this annual report.  No one should place strong or undue reliance on any forward looking statements.  The Company’s actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A and elsewhere in this annual report.  This Item should be read in conjunction with the financial statements and related notes and with the understanding that the Company’s actual future results may be materially different from what is currently expected or projected by the Company.

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

Results of Operations

For the year ended December 31, 2008, we had $1 in revenue. Expenses for the year ended December 31, 2008 totaled $73,034 resulting in a loss of $73,033. Expenses of $73,034 for the year ended consisted of $940 for general and administrative expenses, $30,000 for consulting fees, $12,000 for salary to a related party, $24,611 for professional fee, $4,565 for transfer agent fees and $918 payroll tax expense.

For the year ended December 31, 2007, we had $334 in revenue. Expenses for the year ended December 31, 2007 totaled $69,431 resulting in a loss of $69,097. Expenses of $69,431 for the year ended consisted of $60 for general and administrative expenses, $19,500 for consulting fees, $21,000 for salary to a related party, $26,805 for professional fee and $2,066 payroll tax expense.

Capital Resources and Liquidity

As of December 31, 2008 we had $3,789 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $11,023 and had a net loss of $73,033 for the year ended December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Current actions are presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable because we are a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LEAGUE NOW HOLDINGS CORPORATION

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
League Now Holdings Corporation

We have audited the accompanying balance sheets of League Now Holdings Corporation as of December 31, 2008 and December 31, 2007, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of League Now Holdings Corporation as of December 31, 2008 and 2007 the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company used cash in operations of $11,023 and had a net loss of $73,033 for the year ended December 31, 2008. This raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 2, 2009

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEETS

ASSETS

	December 31,
	2008	2007
CURRENT ASSETS

Cash	$3,789	$14,812

TOTAL ASSETS	$3,789	$14,812

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$65,947	$16,855
Accrued payroll	22,750	10,750
Accrued payroll taxes	2,984	2,066

TOTAL LIABILITIES	91,681	29,671

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,125 and 25,733,125 shares issued and outstanding, respectively	25,733	25,733
Additional paid in capital	96,017	96,017
Accumulated deficit	(209,642)	(136,609)
Total Stockholders’ Deficiency	(87,892)	(14,859)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,789	$14,812

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008	2007
REVENUE
Service revenue	$1	$334
	1	334

OPERATING EXPENSES
Salary - related party	12,000	21,000
Professional fees	24,611	26,805
Transfer agent fees	4,565	-
Consulting fees	30,000	19,500
Payroll tax expense	918	2,066
General and administrative	940	60
Total Operating Expenses	73,034	69,431

LOSS BEFORE PROVISION FOR INCOME TAXES	(73,033)	(69,097)

Provision for Income Taxes	-	-

NET LOSS	$(73,033)	$(69,097)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	25,733,125	25,580,988

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,033)	$(69,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	40,950
Changes in operating assets and liabilities:
Accounts receivable	-	461
Accrued payroll	12,000	4,850
Accrued payroll taxes	918	2,066
Deferred revenue	-	(128)
Accounts payable	49,092	6,855
Net Cash Used In Operating Activities	(11,023)	(14,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	50
Capital contribution	-	1,500
Proceeds from exercise of stock options	-	2,000
Net Cash Provided By Financing Activities	-	3,550

NET DECREASE IN CASH	(11,023)	(10,493)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,812	25,305

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,789	$14,812

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-
Sale of common stock for subscription receivable	$-	$50

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount	Capital			Total

BALANCE, December 31, 2006	-	$-	24,653,125	$24,653	$61,597	$(9,000)	$(67,512)	$9,738

Exercise of stock options	-	-	1,000,000	1,000	1,000	-	-	2,000

Common stock issued for services	-	-	80,000	80	31,920	-	-	32,000

Amortization of deferred stock compensation	-	-	-	-	-	9,000	-	9,000

Capital contribution	-	-	-	-	1,500	-	-	1,500

Net loss, 2007	-	-	-	-	-	-	(69,097)	(69,097)

BALANCE, December 31, 2007	-	-	25,733,125	25,733	96,017	-	(136,609)	(14,859)

Net loss, 2008	-	-	-	-	-	-	(73,033)	(73,033)

BALANCE, December 31, 2008	-	$-	25,733,125	$25,733	$96,017	$-	$(209,642)	$(87,892)

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)  Organization

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

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Website Costs

The Company has adopted the provisions of Emerging Issues Task Force 00-2, “Accounting for Web Site Development Costs.” Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be three years.

(E) Revenue Recognition

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

(F) Long-Lived Assets

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

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of December 31, 2008 and 2007, there were no common share equivalents outstanding.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(I) Stock Based Compensation

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

(J) Recent Accounting Pronouncements

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

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008 AND 2007

(K) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of December 31, 2008, the Company has a net operating loss carry forward of $209,642 available to offset future taxable income through 2028. The valuation allowance at December 31, 2008 was $78,888. The net change in the valuation allowance for the year ended December 31, 2008 was an increase of $27,482.

(L) Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

NOTE 2         EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At December 31, 2008 and 2007, the Company’s President was owed accrued salary of $22,750 and $10,750, respectively.

NOTE 3         CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control. For the years ended December 31, 2008 and December 31, 2007, the Company recorded consulting fees of $30,000 and $0, respectively.

Additionally the Company has agreed to the following:

(i)  Placement Agent Fees: A fee equal to ten percent (10%) of the total amount of capital raised and cashless warrants equal to ten percent (10%) of the total amount of capital raised, subject to the exercise price of  one hundred and twenty-five percent (125%) private placement.

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

NOTE 4         GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $11,023 and had a net loss of $73,033 for the year ended December 31, 2008. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant is Webb & Company, P.A. Independent Registered Public Accounting Firm. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his respective age as of March 24, 2009 are as follows:

NAME	AGE	POSITION

James Pregiato	53	President, Chief Executive Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole officer and director for the past five years.

James Pregiato, 53, President.  Mr. Pregiato has been the President and sole Director of League Now Holdings Corporation since September 2005. Mr. Pregiato brings an extensive business background to his tenure with League Now. Mr. Pregiato is currently is a sales consultant for Coral Cadillac-Hummer in Pompano Beach, Florida, he has operated in this capacity since October 2005.  From June 2003 to October 2005 Mr. Pregiato was a sales consultant for Coral Springs, FLPontiac – GMC.   Prior to his experience in the automobile industry, Mr. Pregiato served as a manager of V.P. Turnpike Caterers Inc., DBA Spring Street Deli in Ramsey, NJ from January 1997 through March 2003.  Mr. Pregiato was responsible for the company's scheduling, ordering, accounts payable and receivable, coordinating deliveries, and catering.

Term of Office

Our sole director was appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our sole officer was appointed by our board of directors and holds office until removed by the board

Current Issues and Future Management Expectations

No board audit committee has been formed as of the filing of this Annual Report.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.       EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2008, and 2007 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
James Pregiato, President, Chief Executive Officer, Secretary, Treasurer	2008	$12,000	0	0	0	0	0	0	$12,000
and Director	2007	$12,000	0	0	0	0	0	0	$12,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through March 24, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending March 24, 2009 by the executive officer named in the Summary Compensation Table:

None

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Employment Agreements

We do not have any employment agreements in place with our officers or directors.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of March 24, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	James Pregiato 4075 Carambola Circle North Coconut Creek, Florida 33066	22,000,000	85.49%

Common Stock	Phyllis Dominiani 4075 Carambola Circle North Coconut Creek, FL 33066	2,500,000	9.71%

Common Stock	All executive officers and directors as a group	22,000,000	85.49%

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were billed approximately $7,810 and $6,855 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2008 and 2007.

Tax Fees

For the Company’s fiscal years ended December 31, 2008 and 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2008 and 2007.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

-approved by our audit committee; or

-entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does  not have  records of  what percentage of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2009

By /s/ James Pregiato
James Pregiato,
Chairman of the Board of Directors,
Chief Executive Officer,
Chief Financial Officer, Controller,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Pregiato	Chairman of the Board of Directors,	March 24, 2009
James Pregiato	Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer