Form 10-Q
period 2009-05-15
LEAGUE NOW HOLDINGS CORP
filed 2009-05-15
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

LEAGUE NOW HOLDINGS CORPORATION
 (Exact name of registrant as specified in Charter)

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

Yes ☒ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer     Accelerated Filer      Non-Accelerated Filer      Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2009:  25,733,125 shares of Common Stock.

LEAGUE NOW HOLDINGS CORPORATION

FORM 10-Q
March 31, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4T.	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$501	$3,789

TOTAL ASSETS	$501	$3,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$86,019	$65,947
Accrued payroll	25,750	22,750
Accrued payroll taxes	3,672	2,984

TOTAL LIABILITIES	115,441	91,681

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 25,733,125 and 25,733,125 shares issued and outstanding, respectively	25,733	25,733
Additional paid in capital	96,017	96,017
Accumulated deficit	(236,690)	(209,642)
Total Stockholders’ Deficiency	(114,940)	(87,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$501	$3,789

See accompanying notes to condensed financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
REVENUE
Service revenue	$-	$-
	-	-

OPERATING EXPENSES
Salary - related party	3,000	3,000
Professional fees	7,718	14,522
Transfer agent fees	600	-
Consulting fees	15,000	-
Payroll tax expense	689	230
General and administrative	41	940
Total Operating Expenses	27,048	18,692

LOSS BEFORE PROVISION FOR INCOME TAXES	(27,048)	(18,692)

Provision for Income Taxes	-	-

NET LOSS	$(27,048)	$(18,692)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	25,733,125	25,733,125

See accompanying notes to condensed financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,048)	$(18,692)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	3,000	3,000
Accrued payroll taxes	689	230
Accounts payable	20,071	7,667
Net Cash Used In Operating Activities	(3,288)	(7,795)

NET INCREASE IN CASH	(3,288)	(7,795)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,789	14,812

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$501	$7,017

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed financial statements

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The condensed financial statements are presented on the accrual basis.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of March 31, 2009 and 2008, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

 (H) Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is prohibited.  The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”    (SFAS    161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.    SFAS    161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to    SFAS    161 must provide more robust qualitative disclosures and expanded quantitative disclosures.    SFAS    161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement. The adoption of this statement did not have a material effect on the Company’s financial statements.

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

(I) Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2009
(UNAUDITED)

NOTE 2	EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At March 31, 2009 and December 31, 2008, the Company’s President was owed accrued salary of $25,750 and $22,750, respectively.

NOTE 3	CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control. For the three months ended March 31, 2009, the Company recorded consulting fees of $15,000.

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

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $3,288 and had a net loss of $27,048 for the three months ended March 31, 2009. In addition, the Company had a working capital deficiency of $114,940 and a stockholders deficiency of $114,940. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

Our business plan has been to have LeagueNow grow its market share amongst the existing application service providers offering web-based services for the online video gaming industry.  This plan has been and continues to be subject to attaining additional financing. We have not been able to attain adequate financing to pursue our plan of operations and we cannot assure investors that adequate financing will be available. In the absence of our additional financing, we may be unable to proceed with our plan of operations. Even with additional financing within the next twelve months, we will require financing to potentially achieve our goal of profit, revenue and growth. In order to implement our business plan, we anticipate that our operational as well as general and administrative expenses for the next 12 months will total approximately $1,378,027.

We can not satisfy our cash requirements for the next twelve months with our current cash. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

We have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have begun to explore our options regarding the development of a new business plan and have entered into preliminary discussions with a potential merger candidate.  To date no agreement has been entered into regarding such potential merger.

On July 1, 2008, we entered into an agreement with Grandview Capital, Inc., a financial consultant.  We have agreed to pay Grandview $5,000 per month for 12 months with the payment contingent upon us obtaining financing of no less than $500,000 or in the event we effectuate a change in control. For the three months ended March 31, 2009, we recorded consulting fees of $15,000. Additionally we have agreed to the following:

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
(iii) For any merger or acquisition: An amount equal to ten percent (10%) of the total consideration or value paid, payable in the same form as received by the Shareholders of the target or us.
(iv) For a strategic alliance or customer: An amount equal to ten percent (10%) of the annual value of the alliance or single transaction.

Grandview Capital, Inc. is owed by Peter Goldstein who is the beneficial owner of Goldco Properties Limited Partnership which owns 1,000,000 shares of our common stock.

Results of Operations

For the quarter ended March 31, 2009, we had $0 in revenue. Expenses for the quarter ended March 31, 2009 totaled $27,048 resulting in a loss of $27,048. Expenses of $27,048 for the quarter ended consisted of $41 for general and administrative expenses, $15,000 for consulting fees, $3,000 for salary to a related party, $7,718 for professional fee, $600 for transfer agent fees and $689 payroll tax expense.

For the quarter ended March 31, 2008, we had $0 in revenue. Expenses for the quarter ended March 31, 2008 totaled $18,692 resulting in a loss of $18,692. Expenses of $18,692 for the quarter ended consisted of $940 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $14,522 for professional fee and $230 payroll tax expense.

Capital Resources and Liquidity

As of March 31, 2009 we had $501 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $3,288 and had a net loss of $27,048 for the quarter ended March 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Current actions are presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent remains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 affects those entities that have an outstanding non –controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The adoption of this statement did not have a material effect on the Company's financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

ITEM 6. EXHIBITS and Reports on Form 8-K.

Exhibits.
No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

(b)         Reports of Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAGUE NOW HOLDINGS CORPORATION

Date: May 15, 2009	By:	/s/ James Pregiato
James Pregiato Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer