Form 10-Q
period 2009-06-30
LEAGUE NOW HOLDINGS CORP
filed 2009-08-14
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 10, 2009:  4,288,879 shares of Common Stock.

LEAGUE NOW HOLDINGS CORPORATION

FORM 10-Q
June 30, 2009
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

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
CURRENT ASSETS	(Unaudited)

Cash	$6	$3,789

TOTAL ASSETS	$6	$3,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$104,493	$65,947
Accrued payroll	28,750	22,750
Accrued payroll taxes	3,672	2,984

TOTAL LIABILITIES	136,915	91,681

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,288,879 and 4,288,879 shares issued and outstanding, respectively	429	429
Additional paid in capital	121,321	121,321
Accumulated deficit	(258,659)	(209,642)
Total Stockholders’ Deficiency	(136,909)	(87,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6	$3,789

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
REVENUE
Service revenue	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
Salary - related party	3,000	3,000	6,000	6,000
Professional fees	3,312	5,596	11,030	20,118
Transfer agent fees	615	-	1,215	-
Consulting fees	15,000	-	30,000	-
Payroll tax expense	-	229	689	459
General and administrative	42	-	83	940
Total Operating Expenses	21,969	8,825	49,017	27,517

LOSS BEFORE PROVISION FOR INCOME TAXES	(21,969)	(8,825)	(49,017)	(27,517)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(21,969)	$(8,825)	$(49,017)	$(27,517)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	4,288,879	4,288,879	4,288,879	4,288,879

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,017)	$(27,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	6,000	6,000
Accrued payroll taxes	688	459
Accounts payable	38,546	10,433
Net Cash Used In Operating Activities	(3,783)	(10,625)

NET INCREASE IN CASH	(3,783)	(10,625)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,789	14,812

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6	$4,187

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2009
(UNAUDITED)

NOTE 1        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments(consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The financial statements are presented on the accrual basis.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of June 30, 2009 and 2008, there were no common share equivalents outstanding.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

(I) Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

NOTE 2         EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At June 30, 2009 and December 31, 2008, the Company’s President was owed accrued salary of $28,750 and $22,750, respectively.

NOTE 3         CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control. For the six months ended June 30, 2009, the Company recorded consulting fees of $30,000 ..

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

NOTE 4          STOCKHOLDERS EQUITY

On May 29, 2009, the Company's stockholders approved a 1 for 6 reverse stock split for its common stock. As a result, stockholders of record at the close of business on July 1, 2009, received one share of common stock for every six shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 5         GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $3,783 and had a net loss of $49,017 for the six months ended June 30, 2009 in addition, the Company had a working capital deficiency of $136,909 and a stockholders deficiency of $136,909. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 6        SUBSEQUENT EVENT

On June 24, 2009, League Now Holdings Corporation (“we” or the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”).  Pursuant to the Letter of Intent, Merit Times and the Company will commence the negotiation and preparation of a definitive share purchase agreement (the “Definitive Agreement”) whereby the Company, Merit Times and the shareholders of Merit Times will complete a share exchange transaction (the “Transaction”) on or before December 31, 2009, subject to certain conditions precedent to the closing of the Transaction.  Pursuant to the Letter of Intent, Merit Times will become a wholly-owned subsidiary of the Company.

The Company evaluated subsequent events through August 12, 2009, the date the condensed financial statements were issued and concluded there were no additional material subsequent events other then those disclosed.

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

On July 1, 2008, we entered into an agreement with Grandview Capital, Inc., a financial consultant.  We have agreed to pay Grandview $5,000 per month for 12 months with the payment contingent upon us obtaining financing of no less than $500,000 or in the event we effectuate a change in control. For the three months ended June 30, 2009, we recorded consulting fees of $15,000. Additionally we have agreed to the following:

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

On June 24, 2009, League Now Holdings Corporation (“we” or the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”).  Pursuant to the Letter of Intent, Merit Times and the Company will commence the negotiation and preparation of a definitive share purchase agreement (the “Definitive Agreement”) whereby the Company, Merit Times and the shareholders of Merit Times will complete a share exchange transaction (the “Transaction”) on or before December 31, 2009, subject to certain conditions precedent to the closing of the Transaction.  Pursuant to the Letter of Intent, Merit Times will become a wholly-owned subsidiary of the Company.

Merit Times is a company incorporated under the laws of British Virgin Islands. It operates business mainly through its subsidiary, Shandong MeKeFuBang Good Limited, a wholly foreign owned enterprise under the laws of China, and its affiliate, Shandong Longkang Juice Co., Ltd., a limited liability company under the laws of China (“Longkang Juice”).  Longkang Juice is a producer of fruit juice in China. It specializes in processing, producing and distributing a highly specialized pear juice, which is known for its exceptional taste, nutritional and medical benefits, and application in cosmetics, animal feed, baby food, and other products. Its products are distributed throughout many of the provinces in China.

Results of Operations

For the three months ended June 30, 2009, we had $0 in revenue. Expenses for the three months ended June 30, 2009 totaled $21,969 resulting in a loss of $21,969. Expenses of $21,969 for the three months ended June 30, 2009 consisted of $42 for general and administrative expenses, $15,000 for consulting fees, $3,000 for salary to a related party, $3,312 for professional fee and  $615 for transfer agent fees.

For the three months ended June 30, 2008, we had $0 in revenue. Expenses for the three months ended June 30, 2008 totaled $8,825 resulting in a loss of $8,825. Expenses of $8,825 for the three months ended June 30, 2008 consisted of $3,000 for salary to a related party, $5,596 for professional fee and $229 payroll tax expense.

For the six months ended June 30, 2009, we had $0 in revenue. Expenses for the six months ended June 30, 2009 totaled $49,017 resulting in a loss of $49,017. Expenses of $49,017 for the six months ended June 30, 2009 consisted of $83 for general and administrative expenses, $30,000 for consulting fees, $6,000 for salary to a related party, $11,030 for professional fee, $1,215 for transfer agent fees and $689 payroll tax expense.

For the six months ended June 30, 2008, we had $0 in revenue. Expenses for the six months ended June 30, 2008 totaled $27,517 resulting in a loss of $27,517. Expenses of $27,517 for the six months ended June 30, 2008 consisted of $940 for general and administrative expenses, $6,000 for salary to a related party, $20,118 for professional fee and $459 payroll tax expense.

 Capital Resources and Liquidity

As of June 30, 2009 we had $6 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $3,783 and had a net loss of $49,017 for the quarter ended June 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Current actions are presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 29, 2009, the Company's stockholders approved a 1 for 6 reverse stock split for its common stock. As a result, stockholders of record at the close of business on July 1, 2009, received one share of common stock for every six shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

(b)         Reports of Form 8-K

A Form 8-K was filed with the SEC on June 29, 2009 for Entry into a Definitive Agreement.  On June 24, 2009, League Now Holdings Corporation (“we” or the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAGUE NOW HOLDINGS CORPORATION

Date: August 14, 2009	By:	/s/ James Pregiato
James Pregiato Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer