Form 10-Q
period 2009-09-30
LEAGUE NOW HOLDINGS CORP
filed 2009-11-16
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Coconut Creek, Florida33066
(Address of Principal Executive Offices)
 _______________

(954) 366-5079
(Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐       No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐         Non-Accelerated Filer ☐         Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 13, 2009:  4,288,879 shares of Common Stock.

LEAGUE NOW HOLDINGS CORPORATION

FORM 10-Q
September 30, 2009
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

ASSETS
	September 30, 2009 (Unaudited)	December 31, 2008
CURRENT ASSETS

Cash	$-	$3,789

TOTAL ASSETS	$-	$3,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$107,175	$65,947
Accrued payroll	31,750	22,750
Accrued payroll taxes	3,672	2,984
Note payable	1,627	-

TOTAL IABILITIES	144,224	91,681

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,288,879 and 4,288,879 shares issued and outstanding, respectively	429	429
Additional paid in capital	121,321	121,321
Accumulated deficit	(265,974)	(209,642)
Total Stockholders’ Deficiency	(144,224)	(87,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$3,789

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUE
Service revenue	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
Salary - related party	3,000	3,000	9,000	9,000
Professional fees	3,509	4,177	14,539	24,295
Transfer agent fees	800	-	2,015	-
Consulting fees	-	15,000	30,000	15,000
Payroll tax expense	-	229	688	688
General and administrative	6	-	90	940
Total Operating Expenses	7,315	22,406	56,332	49,923

LOSS BEFORE PROVISION FOR INCOME TAXES	(7,315)	(22,406)	(56,332)	(49,923)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(7,315)	$(22,406)	$(56,332)	$(49,923)

Net loss per share - basic and diluted	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	4,288,879	4,288,879	4,288,879	4,288,879

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(56,332)	$(49,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	9,000	9,000
Accrued payroll taxes	688	688
Accounts payable	41,228	29,210
Net Cash Used In Operating Activities	(5,416)	(11,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	1,627	-
Net Cash from financing activities	1,627	-

NET INCREASE IN CASH	(3,789)	(11,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,789	14,812

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,787

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009
(UNAUDITED)

NOTE 1              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of results that may be expected for the year ending December 31, 2009. The financial statements are presented on the accrual basis.

 (B) Organization

League Now Holdings Corporation was incorporated under the laws of the State of Florida on September 21, 2005. The Company operated under the domain name,  www.leaguenow.com  as an application service provider offering web-based services for online video game users. The Company’s strategy wass directed toward the satisfaction of our registered members by offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in  peer organized leagues in the United States and worldwide, 24 hours a day, 7 days a week.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2009 and 2008, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860 “Transfers and Servicing” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 which improves financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

In June 2009, the FASB issued ASC No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of ASC 105 will have on its financial statements.

(H) Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

(I) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2              EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At September 30, 2009 and December 31, 2008, the Company’s President was owed accrued salary of $31,750 and $22,750, respectively.

NOTE 3              CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control. For the six months ended June 30, 2009, the Company recorded consulting fees of $30,000.  This agreement expired on June 30, 2009.

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

NOTE 4              NOTE PAYABLE

On August 1, 2009 the Company borrowed $1,627 from the officer of the company. The note is non-interesting bearing and is due in one year.

NOTE 5             STOCKHOLDERS EQUITY

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

NOTE 6             GOING CONCERN

As reflected in the accompanying condensed financial statements, the Company used cash in operations of $1,627 and had a net loss of $56,332 for the nine months ended September 30, 2009 in addition, the Company had a working capital deficiency of $144,224 and a stockholders deficiency of $144,224. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7              SUBSEQUENT EVENT

On October 30, 2009 the Company borrowed $1,210 from the officer of the company. The note is non-interesting bearing  and is due in one year.

On June 24, 2009, League Now Holdings Corporation (“we” or the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”). Pursuant to the Letter of Intent, Merit Times and the Company were to commence the negotiation and preparation of a definitive share purchase agreement (the “Definitive Agreement”) whereby the Company, Merit Times and the shareholders of Merit Times will complete a share exchange transaction (the “Transaction”) on or before December 31, 2009, subject to certain conditions precedent to the closing of the Transaction. Pursuant to the Letter of Intent, Merit Times was to become a wholly-owned subsidiary of the Company.

On November 3, 2009 the Company entered into a Termination Agreement with Merit Times releasing the parties of any rights or obligations under or with respect to the letter of intent.

The Company evaluated subsequent events through November 10, 2009, the date the condensed financial statements were issued and concluded there were no additional material subsequent events other than those disclosed.

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

On July 1, 2008, we entered into an agreement with Grandview Capital, Inc., a financial consultant.  We have agreed to pay Grandview $5,000 per month for 12 months with the payment contingent upon us obtaining financing of no less than $500,000 or in the event we effectuate a change in control. For the three months ended September 30, 2009, we recorded consulting fees of $0. Additionally we have agreed to the following:

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

On June 24, 2009, League Now Holdings Corporation (“we” or the “Company”) entered into a binding letter of intent (the “Letter of Intent”) with Merit Times International Limited, a British Virgin Islands corporation (“Merit Times”).  Pursuant to the Letter of Intent, Merit Times and the Company was to commence the negotiation and preparation of a definitive share purchase agreement (the “Definitive Agreement”) whereby the Company, Merit Times and the shareholders of Merit Times will complete a share exchange transaction (the “Transaction”) on or before December 31, 2009, subject to certain conditions precedent to the closing of the Transaction.  Pursuant to the Letter of Intent, Merit Times was to  become a wholly-owned subsidiary of the Company.

On November 3, 2009 the Company entered into a Termination Agreement with Merit Times releasing the parties of any rights or obligations under or with respect to the letter of intent

Results of Operations

For the three months ended September 30, 2009, we had $0 in revenue. Expenses for the three months ended September 30, 2009 totaled $7,315 resulting in a loss of $7,315. Expenses of $7,315 for the three months ended September 30, 2009 consisted of $6 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $3,509 for professional fees and  $800 for transfer agent fees.

For the three months ended September 30, 2008, we had $0 in revenue. Expenses for the three months ended September 30, 2008 totaled $22,406 resulting in a loss of $22,406. Expenses of $22,406 for the three months ended September 30, 2008 consisted of $3,000 for salary to a related party, $4,177 for professional fee, $15,000 for consulting fees and $229 payroll tax expense.

For the nine months ended September 30, 2009, we had $0 in revenue. Expenses for the nine months ended September 30, 2009 totaled $56,332 resulting in a loss of $56,332. Expenses of $56,332 for the nine months ended September 30, 2009 consisted of $90 for general and administrative expenses, $30,000 for consulting fees, $9,000 for salary to a related party, $14,539 for professional fee, $2,015 for transfer agent fees and $688 payroll tax expense.

For the nine months ended September 30, 2008, we had $0 in revenue. Expenses for the nine months ended September 30, 2008 totaled $49,923 resulting in a loss of $49,923. Expenses of $49,923 for the nine months ended September 30, 2008 consisted of $940 for general and administrative expenses, $9,000 for salary to a related party, $24,295 for professional fee, $15,000 for consulting fees and $688 payroll tax expense.

 Capital Resources and Liquidity

As of September 30, 2009 we had $0 in cash.

As reflected in the accompanying financial statements, we used cash in operations of $5,416 and had a net loss of $56,332 for the nine months ended September 30, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Current actions are presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for us to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860 “Transfers and Servicing” which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. ASC 860 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 860 will have on its financial statements.

In June 2009, the FASB issued ASC 810 which improves financial reporting by enterprises involved with variable interest entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of ASC 810 will have on its financial statements.

In June 2009, the FASB issued ASC No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of ASC 105 will have on its financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for Smaller Reporting Companies.

Item 4.  Controls and Procedures

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

Item 6 - Exhibits

(a)         Exhibits

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

LEAGUE NOW HOLDINGS CORPORATION

Date: November 16, 2009	By:	/s/ James Pregiato
James Pregiato Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer