Form 10-K
period 2009-12-31
LEAGUE NOW HOLDINGS CORP
filed 2010-04-15
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.  000-52191

LEAGUE NOW HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

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

As of April 13, 2010, the registrant had 8,577,758 shares issued and outstanding, respectively.

Documents Incorporated by Reference:

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

We have been an application service provider offering web-based services for online video game users. We commenced offering our services in October 2005 through a subscription basis. During 2007 we changed our direction by using an advertising model. To date, we have generated limited revenue. Our strategy is directed toward the satisfaction of our registered members needs through offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in peer organized leagues within the United States and worldwide, 24 hours a day, 7 days a week.

We offered a free service for registered users where players of sports genre video games can participate in peer organized leagues. Currently the site is not fully operational, we had offered leagues for four (4) games, football, baseball, basketball, and hockey each identified by the market names Madden 2006, MLB 2006, NBA Live 2006, and NHL 2006 respectively. While the four (4) leagues were fully operational they need to be updated for 2010 and on an annual basis to reflect the roster changes of the corresponding sports teams. We currently have one employee and approximately 3,000 registered members.

All prior revenue generated by the site came from selling ad bannered space at each of the web pages via Google Adsense. We were unable to generate additional revenue streams by charging registered users for the use of enhanced functionality to be incorporated into the site, access to specialized content, and e-commerce of merchandise related to the video console industry.

Our business model has been that of an application service provider offering web-based services for the online video gaming industry. The success of the business model relies mostly on the capability of the site to attract a large number of users with the average visit stay time longer than one hour. The primary objective of League Now was to achieve the highest number of registered members and page views possible which would have resulted in a revenue growth. Our revenue model was to rely heavily on selling web page space for the placement of Internet-based advertising. As such, the model relied mostly on the capability of the site to attract a large number of users that navigate and view several pages of the site.

Our strategy was to strengthen our Internet-based advertising revenue model. We intended to rely on generating revenues by selling Banner space via Google Adsense. This strategy was for the initial phases of the site; our twelve month plan of operations includes contracting directly with the advertisers.

In addition to the revenues generated by the sales of banner space, we intended to pursue other means of generation of alternative revenue streams. Additional revenues were expected to be generated from users that take advantage of the Premium features we intended to offer at www.LeagueNow.com.

We have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete such plan. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have  begun to explore our options regarding the development of a new business plan and direction.  We are looking for a combination in the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

A business entity, if any, which may be interested in a business combination with us may include the following:

*	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*	a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

*	a foreign company which may wish an initial entry into the United States securities market;

*	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

*	a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company normally involves the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors.

ITEM 2.   DESCRIPTION OF PROPERTY.

Our principal executive office location and mailing address is 4075 Carambola Circle North, Coconut Creek, Florida 33066.  Our telephone number is (954) 366-5079.

ITEM 3.   LEGAL PROCEEDINGS.

To the best of our knowledge, there are no known or pending litigation proceedings against us..

ITEM 4.   (REMOVED AND RESERVED)

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

Holders

As of April 13, 2010 in accordance with our transfer agent records, we had 37 record holders of our Common Stock.

On January 21, 2010, the Company effectuated a 2 for 1 forward split of its common stock.

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

Plan of Operation

Our plan of operations was designed to have LeagueNow grow its market share amongst the existing application service providers offering web-based services for the online video gaming industry.

We had offered four (4) games, football, baseball, basketball, and hockey each identified by the market names Madden 2006, MLB 2006, NBA Live 2006, and NHL 2006 respectively. The four (4) leagues are not fully operational and they need to be updated to reflect the current roster changes of the corresponding sports teams. In addition, the current plan of operations calls for the following

Our plan of operations has been subject to attaining additional financing. We cannot assure investors that adequate financing will be available. In the absence of our additional financing, we may be unable to proceed with our plan of operations. Even with additional financing within the next twelve months, we will require financing to potentially achieve our goal of profit, revenue and growth.

We have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete such plan. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have begun to explore our options regarding the development of a new business plan and direction.

During the next twelve months, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. If this happens, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director or certain shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not be able to make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months

Due to the fact that the Company has limited funds, it may be necessary for the sole officer and director or certain shareholders to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

Results of Operations

For the year ended December 31, 2009, we had $0 in revenue. Expenses for the year ended December 31, 2009 totaled $64,052 resulting in a loss of $64,052. Expenses of $64,052 for the year ended consisted of $399 for general and administrative expenses, $30,000 for consulting fees, $12,000 for salary to a related party, $18,320 for professional fee, $2,415 for transfer agent fees and $918 payroll tax expense.

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

Capital Resources and Liquidity

As of December 31, 2009 we had $0 in cash. As reflected in the accompanying financial statements, we used cash in operations of $5,416 and had a net loss of $64,052 for the year ended December 31, 2009. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

During the next few quarters we will pursue financing, strategic alliances and other potential transactions available to us as we cannot currently satisfy our cash requirements for the next twelve months with our current cash and expected revenues without additional financing. Thereby, completion of our plan of operation is subject to attaining financing or a strategic alliance or adequate revenue and we cannot assure investors that we may be able to proceed with our plan of operations.

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

Grandview Capital, Inc. is owed by Peter Goldstein who is the beneficial owner of Goldco Properties Limited Partnership which owns 333,334 shares of our common stock.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $20,000.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees until such time as we have successfully completed our financing. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

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

In June 2009, the FASB issued ASC No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of ASC 105 did not have any affect on our financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
League Now Holdings Corporation

We have audited the accompanying balance sheets of League Now Holdings Corporation as of December 31, 2009 and December 31, 2008, and the related statements of operations, changes in stockholders’ deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of League Now Holdings Corporation as of December 31, 2009 and 2008 the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company used cash in operations of $5,416 and had a net loss of $64,052, and has a working capital and stock holder’s deficiency of $151,944 for the year ended December 31, 2009. This raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning this matter are also described in Note 6.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 15, 2010

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEETS

ASSETS

	December 31,
	2009	2008
CURRENT ASSETS

Cash	$-	$3,789

TOTAL ASSETS	$-	$3,789

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$111,665	$65,947
Accrued payroll	34,750	22,750
Accrued payroll taxes	3,902	2,984
Note payable - related party	1,627	-

TOTAL IABILITIES	151,944	91,681

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,577,758 and 8,577,758 shares issued and outstanding, respectively	8,578	8,578
Additional paid in capital	113,172	113,172
Accumulated deficit	(273,694)	(209,642)
Total Stockholders’ Deficiency	(151,944)	(87,892)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$3,789

See accompanying notes to audited financial statements

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008
REVENUE
Service revenue	$-	$1
	-	1

OPERATING EXPENSES
Salary - related party	12,000	12,000
Professional fees	18,320	24,611
Transfer agent fees	2,415	4,565
Consulting fees	30,000	30,000
Payroll tax expense	918	918
General and administrative	399	940
Total Operating Expenses	64,052	73,034

LOSS BEFORE PROVISION FOR INCOME TAXES	(64,052)	(73,033)

Provision for Income Taxes	-	-

NET LOSS	$(64,052)	$(73,033)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	8,577,758	8,577,758

See accompanying notes to audited financial statements

LEAGUE NOW HOLDINGS CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,052)	$(73,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	12,000	12,000
Accrued payroll taxes	918	918
Accounts payable	45,718	49,092
Net Cash Used In Operating Activities	(5,416)	(11,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable - related party	1,627	-
Net Cash from financing activities	1,627	-

NET DECREASE IN CASH	(3,789)	(11,023)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,789	14,812

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$3,789

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to audited financial statements

LEAGUE NOW HOLDINGS CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIENCY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE, December 31, 2007	-	$-	8,577,758	$8,578	$113,172	$(136,609)	$(14,859)

Net loss, 2008	-	-	-	-	-	(73,033)	(73,033)

BALANCE, December 31, 2008	-	-	8,577,758	8,578	113,172	(209,642)	(87,892)

Net loss, 2009	-	-	-	-	-	(64,052)	(64,052)

BALANCE, December 31, 2009	-	$-	8,577,758	$8,578	$113,172	$(273,694)	$(151,944)

See accompanying notes to audited financial statements

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 AND 2008

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

League Now Holdings Corporation was incorporated under the laws of the State of Florida on September 21, 2005. The Company operates under the domain name,  www.leaguenow.com  as an application service provider offering web-based services for online video game users. The Company’s strategy was directed toward the satisfaction of our registered members by offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in  peer organized leagues in the United States and worldwide, 24 hours a day, 7 days a week.

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

(D) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2009 and 2008, there were no common share equivalents outstanding.

(E) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(F) Recent Accounting Pronouncements

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

In June 2009, the FASB issued ASC No. 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. The adoption of ASC 105 did not have any effect on our financial statements.

(G) Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable and accrued expenses approximate fair value based on the short term maturity of these instruments.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	2009	2008

Expected income tax recovery (expense) at the statutory rate of 34%	$(21,778)	$(24,834)
Tax effect of expenses that are not deductible for income tax purposes (net of other amounts deductible for tax purposes)	-	-
Change in valuation allowance	21,778	24,834

Provision for income taxes	$-	$-

The components of deferred income taxes are as follows:
	2009	2008

Deferred income tax asset:
Net operating loss carry forwards	$92,003	$70,225
Valuation allowance	(92,003)	(70,225)
Deferred income taxes	$-	$-

As of December 31, 2009, the Company has a net operating loss carry forward of $92,003 available to offset future taxable income through 2029. The valuation allowance at December 31, 2009 was $92,003. The net change in the valuation allowance for the year ended December 31, 2009 was an increase of $21,778.

NOTE 2.   EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At December 31, 2009 and 2008, the Company’s President was owed accrued salary of $34,750 and $22,750, respectively.

NOTE 3.   CONSULTING AGREEMENTS

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

NOTE 4.   NOTE PAYABLE

On August 1, 2009 the Company borrowed $1,627 from the officer of the company. The note is non-interesting bearing and is due in one year.

NOTE 5.   STOCKHOLDERS EQUITY

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

On January 19, 2010, the Company's stockholders approved a 2 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on July 1, 2009, received two shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 6.   GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $5,416 and had a net loss of $64,052 for the year ended December 31, 2009.  In addition, the Company had a working capital deficiency of $151,944 and a stockholders deficiency of $151,944. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7.   SUBSEQUENT EVENT

On January 6, 2010, League Now Holdings Corporation (“we” or the “Company”) entered into a Non -binding letter of intent (the “Letter of Intent”) with Pure Motion, Inc., a Texas corporation (“Pure Motion”). Pursuant to the Letter of Intent, Pure Motion and the Company were to commence the negotiation and preparation of a definitive share purchase agreement (the “Definitive Agreement”) whereby the Company, Pure Motion and the shareholders of Pure Motion will complete a share exchange transaction (the “Transaction”) on or before March 1, 2010, subject to certain conditions precedent to the closing of the Transaction. Pursuant to the Letter of Intent, Pure Motion was to become a wholly-owned subsidiary of the Company. As of April 13, 2010 the Transaction has not closed and the parties are not currently pursuing the Transaction.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our sole executive officer’s and director’s and his respective age as of April 13, 2010 are as follows:

NAME	AGE	POSITION

James Pregiato	54	President, Chief Executive Officer, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole officer and director for the past five years.

James Pregiato, 54, President.  Mr. Pregiato has been the President and sole Director of League Now Holdings Corporation since September 2005. Mr. Pregiato brings an extensive business background to his tenure with League Now. Mr. Pregiato is currently is a sales consultant for Coral Cadillac-Hummer in Pompano Beach, Florida, he has operated in this capacity since October 2005.  From June 2003 to October 2005 Mr. Pregiato was a sales consultant for Coral Springs, FLPontiac – GMC.   Prior to his experience in the automobile industry, Mr. Pregiato served as a manager of V.P. Turnpike Caterers Inc., DBA Spring Street Deli in Ramsey, NJ from January 1997 through March 2003.  Mr. Pregiato was responsible for the company's scheduling, ordering, accounts payable and receivable, coordinating deliveries, and catering.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended December 31, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.   EXECUTIVE COMPENSATION

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officer during the years ended December 31, 2009, and 2008 in all capacities for the accounts of our executive, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
James Pregiato, President, Chief Executive Officer, Secretary, Treasurer	2009	$12,000	0	0	0	0	0	0	$12,000
and Director	2008	$12,000	0	0	0	0	0	0	$12,000

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through April 13, 2010.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending April 13, 2010 by the executive officer named in the Summary Compensation Table:

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of April 13, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	James Pregiato 4075 Carambola Circle North Coconut Creek, Florida 33066	3,666,667(1)	85.49%

Common Stock	Phyllis Dominiani 4075 Carambola Circle North Coconut Creek, FL 33066	412,500(1)	9.71%

Common Stock	All executive officers and directors as a group	3,666,667	85.49%

On January 21, 2010, the Company effectuated a 2 for 1 forward split of its common stock.

Stock Option Grants

We have not granted any stock options to our executive officer since our incorporation.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

None.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were billed approximately $7,904and $7,810 for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

There were no fees for audit related services for the years ended December 31, 2009 and 2008.

Tax Fees

For the Company’s fiscal years ended December 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2009 and 2008.

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

Dated: April 13, 2010

By /s/ James Pregiato
James Pregiato,
Chairman of the Board of Directors,
Chief Executive Officer,
Chief Financial Officer, Controller,
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Pregiato	Chairman of the Board of Directors,	April 13, 2010
James Pregiato	Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer