Form 10-Q
period 2010-03-31
LEAGUE NOW HOLDINGS CORP
filed 2010-05-24
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐       No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐         Accelerated Filer ☐         Non-Accelerated Filer ☐         Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.     Yes o No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2010:  8,577,758 shares of Common Stock.

LEAGUE NOW HOLDINGS CORPORATION

FORM 10-Q
March 31, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	(Removed and Reserved)	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

	March 31, 2010	December 31, 2009
CURRENT ASSETS	(Unaudited)

Cash	$3,500	$-

TOTAL ASSETS	$3,500	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$117,809	$111,665
Accrued payroll	37,750	34,750
Accrued payroll taxes	4,131	3,902
Note payable	8,172	-
Note payable - related party	1,627	1,627

TOTAL LIABILITIES	169,489	151,944

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 8,577,758 and 8,577,758 shares issued and outstanding, respectively	8,578	8,578
Additional paid in capital	113,172	113,172
Accumulated deficit	(287,739)	(273,694)
Total Stockholders’ Deficiency	(165,989)	(151,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,500	$-

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
REVENUE
Service revenue	$-	$-
	-	-

OPERATING EXPENSES
Salary - related party	3,000	3,000
Professional fees	9,605	7,718
Transfer agent fees	1,210	600
Consulting fees	-	15,000
Payroll tax expense	230	689
General and administrative		41
Total Operating Expenses	14,045	27,048

LOSS BEFORE PROVISION FOR INCOME TAXES	(14,045)	(27,048)

Provision for Income Taxes	-	-

NET LOSS	$(14,045)	$(27,048)

Net loss per share - basic and diluted	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	8,577,758	8,577,758

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,045)	$(27,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	3,000	3,000
Accrued payroll taxes	229	689
Accounts payable	6,144	20,071
Net Cash Used In Operating Activities	(4,672)	(3,288)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	8,172	-
Net Cash from financing activities	8,172	-

NET INCREASE IN CASH	3,500	(3,288)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,500	$501

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2010
(UNAUDITED)

NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2010 and 2009, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

NOTE 2.        EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The Agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At March 31, 2010 and December 31, 2009, the Company’s President was owed accrued salary of $37,750 and $34,750, respectively.

NOTE 3.        CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control. For  the three months ended March 31, 2010 and 2009 the Company recorded consulting fees of $0 and $15,000, respectively. This agreement expired on June 30, 2009.

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

NOTE 4.        NOTE PAYABLE

On March 10, 2010 the Company borrowed $4,672 from a third party. The note is non-interesting bearing and is due in one year.

On March 31, 2010 the Company borrowed $3,500 from a third party. The note is non-interesting bearing and is due in one year.

NOTE 5.        NOTE PAYABLE – RELATED PARTY

On August 1, 2009 the Company borrowed $1,627 from the officer of the company. The note is non-interesting bearing and is due in one year.

NOTE 6.        STOCKHOLDERS EQUITY

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

NOTE 6.        GOING CONCERN

As reflected in the accompanying financial statements, the Company used cash in operations of $4,672 and had a net loss of $14,045 for the three months ended March 31, 2010.  In addition, the Company had a working capital deficiency of $165,989 and a stockholders deficiency of $165,989. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 7.         SUBSEQUENT EVENT

On April 26, 2010, the Company's stockholders approved a 1 for 3 reverse stock split for its common stock. The Company is currently waiting for FINRA approval of the stock split and it has not been included in the March 31, 2010 financial statements.

On May 19, 2010, we entered into binding letter of intent with Oriental Wise International Limited. Pursuant to the Letter of Intent, Oriental Wise and the Company are to commence the negotiation and preparation of a definitive share purchase agreement whereby the Company, Oriental Wise and the shareholders of Oriental Wise will complete a share exchange transaction (the “Transaction”) on or before June 15, 2010, subject to certain conditions precedent to the closing of the Transaction. Pursuant to the Letter of Intent, Oriental Wise will become a wholly-owned subsidiary of the Company.

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

Our plan of operations was designed to have us grow our market share amongst the existing application service providers offering web-based services for the online video gaming industry.

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

During the next twelve months, we intend to actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. If this happens, management will follow the procedures outlined in Item 1 above. Because we have limited funds, it may be necessary for the sole officer and director or certain shareholders to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. We will not be able to make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months

Due to the fact that we have has limited funds, it may be necessary for the sole officer and director or certain shareholders to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. We will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital most likely the only method available to us would be the private sale of its securities. Because of our nature as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

Results of Operations

For the three months ended March 31, 2010, we had $0 in revenue. Expenses for the three months ended March 31, 2010 totaled $14,045 resulting in a loss of $14,045. Expenses of $14,045 for the three months ended March 31, 2010 consisted of $0 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $9,605 for professional fees, $1,210 for transfer agent fees and $230 for payroll tax expense.

For the three months ended March 31, 2009, we had $0 in revenue. Expenses for the three months ended March 31, 2009 totaled $27,048 resulting in a loss of $27,048. Expenses of $27,048 for the three months ended March 31, 2009 consisted of $3,000 for salary to a related party, $7,718 for professional fees, $15,000 for consulting fees, $689 payroll tax expense, $600 for transfer agent fees and $41 for general and administrative.

Capital Resources and Liquidity

As of March 31, 2010 we had $3,500 in cash. As reflected in the accompanying financial statements, we used cash in operations of $4,672 and had a net loss of $14,045 for the three months ended March 31, 2010. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On July 1, 2008, we entered into an agreement with Grandview Capital, Inc., a financial consultant.  We have agreed to pay Grandview $5,000 per month for 12 months with the payment contingent upon us obtaining financing of no less than $500,000 or in the event we effectuate a change in control. For the three months ended March 31, 2010 and 2009 we recorded consulting fees of $0 and $15,000, respectively. Additionally we have agreed to the following:

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

Subsequent Events

On April 26, 2010, our stockholders approved a 1 for 3 reverse stock split for its common stock. We are currently waiting for FINRA approval.

On May 19, 2010, we entered into binding letter of intent with Oriental Wise International Limited. Pursuant to the Letter of Intent, Oriental Wise and the Company are to commence the negotiation and preparation of a definitive share purchase agreement whereby the Company, Oriental Wise and the shareholders of Oriental Wise will complete a share exchange transaction (the “Transaction”) on or before June 15, 2010, subject to certain conditions precedent to the closing of the Transaction. Pursuant to the Letter of Intent, Oriental Wise will become a wholly-owned subsidiary of the Company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed results of operations, financial position or liquidity for the periods presented in this report.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update (“ASU”) No. 2009-13, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit and modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. The ASU significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The ASU will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. Early adoption is permitted, provided that the guidance is retroactively applied to the beginning of the year of adoption. The Company does not expect the adoption of ASU No. 2009-13 to have any effect on its financial statements upon its required adoption on January 1, 2011.

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

Item 4. Removed and Reserved.

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

LEAGUE NOW HOLDINGS CORPORATION

Date: May 21, 2010	By:	/s/ James Pregiato
James Pregiato Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer