Form 10-Q
period 2010-06-30
LEAGUE NOW HOLDINGS CORP
filed 2010-08-13
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

LEAGUE NOW HOLDINGS CORPORATION
 (Exact name of registrant as specified in Charter)

Florida	333-148987	20-35337265
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of August 9, 2010:  2,859,268 shares of Common Stock.

LEAGUE NOW HOLDINGS CORPORATION

FORM 10-Q
June 30, 2010
INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Control and Procedures	9

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3.	Defaults Upon Senior Securities	10
Item 4.	(Removed and Reserved)	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

SIGNATURE

Item 1. Financial Information

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

ASSETS

	June 30, 2010	December 31, 2009
	(Unaudited)

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$121,044	$111,665
Accrued payroll	40,750	34,750
Accrued payroll taxes	4,361	3,902
Note payable	8,172	-
Note payable - related party	-	1,627
CURRENT LIABILITIES	174,327	151,944

LONG TERM LIABILITIES
Note payable- related party	1,627	-

TOTAL LIABILITIES	175,954	151,944

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY	-	-

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 2,859,268 and 2,859,268 shares issued and outstanding, respectively	2,859	2,859
Additional paid in capital	118,891	118,891
Accumulated deficit	(297,704)	(273,694)
Total Stockholders’ Deficiency	(175,954)	(151,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
REVENUE
Service revenue	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
Salary - related party	3,000	3,000	6,000	6,000
Professional fees	6,137	3,312	15,742	11,030
Transfer agent fees	599	615	1,809	1,215
Consulting fees	-	15,000	-	30,000
Payroll tax expense	229	-	459	689
General and administrative	-	42	-	83
Total Operating Expenses	9,965	21,969	24,010	49,017

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,965)	(21,969)	(24,010)	(49,017)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(9,965)	$(21,969)	$(24,010)	$(49,017)

Net loss per share - basic and diluted	$-	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding during the period - basic and diluted	2,859,268	2,859,268	2,859,268	2,859,268

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,010)	$(49,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	6,000	6,000
Accrued payroll taxes	459	688
Accounts payable	9,379	38,546
Net Cash Used In Operating Activities	(8,172)	(3,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	8,172	-
Net Cash from Financing Activities	8,172	-

NET DECREASE IN CASH	-	(3,783)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$6

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited financial statements

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2010
(UNAUDITED)

NOTE 1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 30, 2010 and 2009, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Financial Instruments

The carrying amounts reported in the balance sheet for the accounts payable, accrued expenses, notes payable and note payable related party approximate fair value based on the short term maturity of these instruments.

(H) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2.             EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At June 30, 2010 and December 31, 2009, the Company’s President was owed accrued salary of $40,750 and $34,750, respectively.

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

NOTE 5.            NOTE PAYABLE – RELATED PARTY

On August 1, 2009 the Company borrowed $1,627 from the officer of the company. The note is non-interesting bearing and is due on August 1, 2010. On August 4, 2010, the officer extended the due date of the note to August 1, 2011.

NOTE 6.            MERGER

On May 19, 2010, we entered into binding letter of intent with Oriental Wise International Limited. Pursuant to the Letter of Intent, Oriental Wise and the Company are to commence the negotiation and preparation of a definitive share purchase agreement whereby the Company, Oriental Wise and the shareholders of Oriental Wise will complete a share exchange transaction (the “Transaction”) on or before June 15, 2010, subject to certain conditions precedent to the closing of the Transaction. Pursuant to the Letter of Intent, Oriental Wise will become a wholly-owned subsidiary of the Company. The letter of intent expired on June 15, 2010 and no agreement was reached.

NOTE 7.            STOCKHOLDER'S DEFICIENCY

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

On April 26, 2010, the Company's stockholders approved a 1 for 3 reverse stock split for its common stock. As a result, stockholders of record at the close of business on June 1, 2010, received one shares of common stock for every three share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 8.            GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company used cash in operations of $8,172 and had a net loss of $24,010 for the six months ended June 30, 2010.  In addition, the Company had a working capital deficiency of $174,327 and a stockholder's deficiency of $175,954 respectively. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

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

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months

Due to the fact that we have has limited funds, it may be necessary for the sole officer and director or certain shareholders to either advance funds to us or to accrue expenses until such time as a successful business consolidation can be made. We will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. However, if we engage outside advisors or consultants in its search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital most likely the only method available to us would be the private sale of its securities. Because of our nature, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to us.

On May 19, 2010, we entered into binding letter of intent with Oriental Wise International Limited. Pursuant to the Letter of Intent, Oriental Wise and the Company are to commence the negotiation and preparation of a definitive share purchase agreement whereby the Company, Oriental Wise and the shareholders of Oriental Wise will complete a share exchange transaction (the “Transaction”) on or before June 15, 2010, subject to certain conditions precedent to the closing of the Transaction. Pursuant to the Letter of Intent, Oriental Wise will become a wholly-owned subsidiary of the Company. The letter of intent expired on June 15, 2010 and no agreement was reached.

Results of Operations

For the three months ended June 30, 2010, we had $0 in revenue. Expenses for the three months ended June 30, 2010 totaled $9,966 resulting in a loss of $9,966. Expenses of $9,966 for the three months ended June 30, 2010 consisted of $0 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $6,137 for professional fees, $600 for transfer agent fees and $229 for payroll tax expense.

For the three months ended June 30, 2009, we had $0 in revenue. Expenses for the three months ended June 30, 2009 totaled $21,969 resulting in a loss of $21,969. Expenses of $21,969 for the three months ended June 30, 2009 consisted of $42 for general and administrative expenses, $15,000 for consulting fees, $3,000 for salary to a related party, $3,312 for professional fees, $615 for transfer agent fees and $0 for payroll tax expense.

For the six months ended June 30, 2010, we had $0 in revenue. Expenses for the six months ended June 30, 2010 totaled $24,011 resulting in a loss of $24,011. Expenses of $24,011 for the six months ended June 30, 2010 consisted of $0 for general and administrative expenses, $0 for consulting fees, $6,000 for salary to a related party, $15,742 for professional fees, $1,810 for transfer agent fees and $459 for payroll tax expense.

For the six months ended June 30, 2009, we had $0 in revenue. Expenses for the six months ended June 30, 2009 totaled $49,017 resulting in a loss of $49,017. Expenses of $49,017 for the six months ended June 30, 2009 consisted of $83 for general and administrative expenses, $30,000 for consulting fees, $6,000 for salary to a related party, $11,030 for professional fees, $1,215 for transfer agent fees and $689 for payroll tax expense.

Capital Resources and Liquidity

As of June 30, 2010 we had $0 in cash. As reflected in the accompanying financial statements, we used cash in operations of $8,172 and had a net loss of $24,010 for the six months ended June 30, 2010.  In addition, the Company had a working capital deficiency of $174,327 and a stockholders’ deficiency of $175,954 respectively.  These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

On July 1, 2008, we entered into an agreement with Grandview Capital, Inc., a financial consultant.  We have agreed to pay Grandview $5,000 per month for 12 months with the payment contingent upon us obtaining financing of no less than $500,000 or in the event we effectuate a change in control. For the three months ended June 30, 2010 and 2009 we recorded consulting fees of $0 and $15,000, respectively. Additionally we have agreed to the following:

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

Grandview Capital, Inc. is owed by Peter Goldstein who is the beneficial owner of Goldco Properties Limited Partnership which owns 111,111 shares of our common stock.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $50,000.  We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees until such time as we have successfully completed our financing. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

LEAGUE NOW HOLDINGS CORPORATION

Date: August 9, 2010	By:	/s/ James Pregiato
James Pregiato Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer, Controller, Principal Accounting Officer