Form 10-Q
period 2010-09-30
LEAGUE NOW HOLDINGS CORP
filed 2010-11-22
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__ to___
Commission file number

Commission file number: 333-148987
____________

LEAGUE NOW HOLDINGS CORPORATION
 (Exact name of registrant as specified in its charter)

Florida	20-35337265
(State of incorporation)	(I.R.S. Employer Identification No.)

5601 W. Spring Parkway
Plano, TX 75021
(Address of principal executive offices) (Zip Code)

(972) 378-6600
 (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 70,007,296 shares of Common Stock outstanding as of November 18, 2010.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", “Registrant”, “the Company” and "League Now" mean League Now Holdings Corporation, a Florida corporation, and our wholly-owned subsidiaries.

TABLE OF CONTENTS

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED BALANCE SHEETS

	Septermber 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$125,844	$111,665
Accrued payroll	43,750	34,750
Accrued payroll taxes	4,590	3,902
Note payable	9,172	-
Note payable - related party	1,627	1,627

TOTAL LIABILITIES	184,983	151,944

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 45,748,228 and 45,748,228 shares issued and outstanding, respectively	45,748	45,748
Additional paid in capital	76,002	76,002
Accumulated deficit	(306,733)	(273,694)
Total Stockholders’ Deficiency	(184,983)	(151,944)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to condensed unaudited financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
REVENUE
Service revenue	$-	$-	$-	$-
	-	-	-	-

OPERATING EXPENSES
Salary - related party	3,000	3,000	9,000	9,000
Professional fees	5,199	3,509	20,941	14,539
Transfer agent fees	601	800	2,410	2,015
Consulting fees	-	-	-	30,000
Payroll tax expense	229	-	688	688
General and administrative		6	-	90
Total Operating Expenses	9,029	7,315	33,039	56,332

LOSS BEFORE PROVISION FOR INCOME TAXES	(9,029)	(7,315)	(33,039)	(56,332)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(9,029)	$(7,315)	$(33,039)	$(56,332)

Net loss per share - basic and diluted	$-	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	45,748,288	45,748,288	45,748,288	45,748,288

See accompanying notes to condensed unaudited financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,039)	$(56,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued payroll	9,000	9,000
Accrued payroll taxes	688	688
Accounts payable	14,179	41,228
Net Cash Used In Operating Activities	(9,172)	(5,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	9,172	1,627
Net Cash from Fnancing Activities	9,172	1,627

NET DECREASE IN CASH	-	(3,789)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,789

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplemental disclosure of non cash investing & financing activities:
Cash paid for income taxes	$-	$-
Cash paid for interest expense	$-	$-

See accompanying notes to condensed unaudited  financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2010
(UNAUDITED)

NOTE 1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. The condensed financial statements are presented on the accrual basis.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2010 and 2009, there were no common share equivalents outstanding.

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

NOTE 2.             EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At September 30, 2010 and December 31, 2009, the Company’s President was owed accrued salary of $43,750 and $34,750, respectively.

NOTE 3.             CONSULTING AGREEMENTS

On July 1, 2008 the Company entered an agreement with a financial consultant.  The Company agreed to pay the consultant $5,000 monthly for 12 months. Payment is contingent upon the company obtaining financing of no less than $500,000 USD or if there is a change in control.. This agreement expired on June 30, 2009.

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

On August 9, 2010 the Company borrowed $1,000 from a third party. The note is non-interesting bearing and is due on demand.

NOTE 5.             NOTE PAYABLE – RELATED PARTY

On August 1, 2009 the Company borrowed $1,627 from the officer of the company. The note is non-interesting bearing and is due on August 1, 2010. On August 4, 2010, the officer extended the due date of the note to August 1, 2011.

NOTE 6.             STOCKHOLDERS’ DEFICIENCY

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

On January 12, 2010, the Company's stockholders approved a 2 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on January 12, 2010, received two shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

 On October 4, 2010, the Company's stockholders approved a 16 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on October 21, 2010, received sixteen shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 7.             GOING CONCERN

As reflected in the accompanying unaudited condensed financial statements, the Company used cash in operations of $9,172 and had a net loss of $33,039 for the nine months ended September 30, 2010.  In addition, the Company had a working capital deficiency and a stockholder's deficiency of $184,983 as of September 30, 2010. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 8.             SUBSEQUENT EVENTS

On October 4, 2010, the Company's stockholders approved a 16 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on October 21, 2010, received sixteen shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

On October 6, 2010, we acquired 100% of the issued and outstanding shares of Pure Motion, Inc., a company that specializes in developing and improving fine motor skills and mental acuity in recreational sports products and systems in exchange for 24,009,008 post split shares of the Company’s common stock.  In accordance with the share exchange agreement, the Company agreed to repurchase and cancel 38,048,000 post split shares of common stock from the former CEO for an initial payment of $100,000 and  additional payments of $50,000  on October 31, 2010, November 30, 2010 and December 31, 2010 respectively.  The transaction will be accounted for as a purchase by the Company of  Pure Motion, Inc.  Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company.

As of the date of this report, the Company has not tendered any portion of the Final Payment and is in default under the share exchange agreement. James Pregiato’s 38,048,000 shares are being held in escrow subject to the Company's satisfaction of the Final Payment of $150,000. If the Company fails to make the entire Final Cash Payment by December 31, 2010, James Pregiato will have the right to keep the 38,048,000 shares that are in escrow and will continue to hold the right to approve any issuances by the Company of its securities. The Company is seeking financing that will enable it to complete the purchase. There is no guarantee that the Company will be able to obtain such financing on favorable terms. In addition, the Company has not received approval for the issuance of the 250,000 shares issued below and has materially breached the terms of the shares exchange agreement with Mr. Pregiato.

On November 15, 2010, the Company entered into an agreement with Crown Equity Holdings, Inc. ("Crown Equity") engaging Crown Equity to handle the Company's investor relations. The engagement is for a term of 12 months. As compensation for its services, Crown Equity will receive 250,000 shares of restricted common stock of the Company, $5,000 each month for 90 days and $10,000 each month for the remainder of the term of the engagement. The Company has the option to extend the engagement for an additional six months provided the Company issues to Crown Equity an additional 250,000 restricted shares of common stock and continues to pay the monthly retainer. This agreement may be cancelled by either party upon 30 days' notice.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our original business plan was designed to take advantage of existing web based service providers offering web-based services for the online video gaming industry. We had offered four (4) games, football, baseball, basketball, and hockey each identified by the market names Madden 2006, MLB 2006, NBA Live 2006, and NHL 2006 respectively.  We have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to complete our plan of operations and generate sufficient revenue to complete our business plan.

On October 4, 2010, the Company's stockholders approved a 16 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on October 21, 2010, received sixteen shares of common stock for every one share held.

On October 6, 2010, in accordance with a share exchange agreement, we acquired 100% of the issued and outstanding shares of Pure Motion, Inc. (“Pure Motion”), for 24,009,008 post split shares of our common stock. We agreed to repurchase and cancel 38,048,000 post split shares of common stock from our former CEO, James Pregiato, for an initial payment of $100,000 and an additional payment of $150,000 in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. The transaction will be accounted for as a purchase by the Company of  Pure Motion. The 38,048,000 shares are being held in escrow until receipt of the Final Cash Payment. Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company.  Mr. Pregiato agreed to extinguish all outstanding debt and liabilities of League Now outstanding as of the Closing Date upon receipt of the Final Cash Payment.

Pure Motion has spent the last two years developing and customizing its patented reflector based technology to provide specific solutions to various gaming and military training entities. TOMI’s application within the golf industry is one example of how the company has adapted its technology for specific use in the instructional sports industry, further applications in broad gaming and military training markets appear to be prevalent. Pure Motion has the ability to expand, develop and specialize its technology for wide-ranging applications that have the potential to reach several near term vertical markets. Pure Motion currently has two employees and two consultants.

The Company is in the process of raising sufficient capital to execute its business plan and to make its payments pursuant to the share exchange agreement. However, as of the date of this report, the Company has not made payment on any portion of the Final Cash Payment and is in breach of the share exchange agreement.  If the Company fails to make the entire Final Cash Payment by December 31, 2010, James Pregiato will have the right to keep the 38,048,000 shares that are in escrow and will continue to hold the right to approve any issuances by the Company of its securities.

Results of Operations

For the three months ended September 30, 2010, we had $0 in revenue. Expenses for the three months ended September 30, 2010 totaled $9,029 resulting in a loss of $9,029. Expenses of $9,029 for the three months ended September 30, 2010 consisted of $0 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $5,199 for professional fees, $601 for transfer agent fees and $229 for payroll tax expense.

For the three months ended September 30, 2009, we had $0 in revenue. Expenses for the three months ended September 30, 2009 totaled $7,315 resulting in a loss of $7,135. Expenses of $7,135 for the three months ended September 30, 2009 consisted of $6 for general and administrative expenses, $0 for consulting fees, $3,000 for salary to a related party, $3,509 for professional fees, $800 for transfer agent fees and $0 for payroll tax expense.

 For the nine months ended September 30, 2010, we had $0 in revenue. Expenses for the nine months ended September 30, 2010 totaled $33,039 resulting in a loss of $33,039. Expenses of $33,039 for the nine months ended September 30, 2010 consisted of $0 for general and administrative expenses, $0 for consulting fees, $9,000 for salary to a related party, $20,941 for professional fees, $2,410 for transfer agent fees and $688 for payroll tax expense.

For the nine months ended September 30, 2009, we had $0 in revenue. Expenses for the nine months ended September 30, 2009 totaled $56,332 resulting in a loss of $56,332. Expenses of $56,332 for the nine months ended September 30, 2009 consisted of $90 for general and administrative expenses, $30,000 for consulting fees, $9,000 for salary to a related party, $14,539 for professional fees, $2,015 for transfer agent fees and $688 for payroll tax expense.

Capital Resources and Liquidity

As of September 30, 2010 we had $0 in cash. Therefore the Comany's sources of cash are not adequate for the next twelve months of operations. As reflected in the accompanying unaudited condensed financial statements, we used cash in operations of $9,172 and had a net loss of $33,039 for the nine months ended September 30, 2010.  In addition, the Company had a working capital deficiency and a stockholders’ deficiency of $184,983 as of September 30, 2010.  These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement our business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On October 6, 2010, we acquired 100% of the issued and outstanding shares of Pure Motion, Inc., a company that specializes in developing and improving fine motor skills and mental agilitly in recreational sports products and systems in exchange for 24,009,008 post split shares of the our common stock.  In accordance with the share exchange agreement, we agreed to repurchase and cancel 38,048,000 post split shares of common stock from our former CEO for an initial payment of $100,000 and an additional payment of $150,000 was to paid in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. Upon the repurchase and cancellation of our former CEO’s shares, the shareholders of Pure Motion, Inc. will have received approximately 76% of the post transaction outstanding common stock.   Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company.

As of the date of this report, the Company has not tendered any portion of the Final Payment and is in default under the share exchange agreement. James Pregiato’s 38,048,000 shares are being held in escrow subject to the Company's satisfaction of the Final Payment of $150,000. If the Company fails to make the entire Final Cash Payment by December 31, 2010, James Pregiato will have the right to keep the 38,048,000 shares that are in escrow and will continue to hold the right to approve any issuances by the Company of its securities. The Company is seeking financing that will enable it to complete the purchase. There is no guarantee that the Company will be able to obtain such financing on favorable terms.

On November 15, 2010, the Company entered into an agreement with Crown Equity Holdings, Inc. ("Crown Equity") engaging Crown Equity to handle the Company's investor relations. The engagement is for a term of 12 months. As compensation for its services, Crown Equity will receive 250,000 shares of restricted common stock of the Company, $5,000 each month for 90 days and $10,000 each month for the remainder of the term of the engagement. The Company has the option to extend the engagement for an additional six months provided the Company issues to Crown Equity an additional 250,000 restricted shares of common stock and continues to pay the monthly retainer. This agreement may be cancelled by either party upon 30 days' notice.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls `and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject to various legal proceedings from time to time in the ordinary course of business, none of which are required to be disclosed under this Item 1.

 Item 1A.  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None .

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

As of the date of this report, the Company has not made payment on any portion of the Final Cash Payment and is in breach of the share exchange agreement. James Pregiato’s 38,048,000 shares are being held in escrow subject to the Company's satisfaction of the Final Payment of $150,000. If the Company fails to make the entire Final Cash Payment by December 31, 2010, James Pregiato will have the right to keep the 38,048,000 shares that are in escrow and will continue to hold the right to approve any issuances by the Company of its securities.

The Company is seeking financing that will enable it to complete the purchase. There is no guarantee that the Company will be able to obtain such financing on favorable terms. In addition, The company has not yet received approval of the issuance of the 250,000 shares to crown equity and this is a material breach of the share exchange agreement.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

League Now Holdings Corporation (Registrant)

Date: November 22, 2010	By:	/s/ Mario Barton
Mario Barton
President and Chief Executive Officer
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial Officer)