Form 10-K/A
period 2010-12-31
LEAGUE NOW HOLDINGS CORP
filed 2011-04-21
CIK 1424657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

LEAGUE NOW HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of the Independent Registered Public Accountant	2

Financial Statements

Consolidated Balance Sheet as of December 31, 2010 and 2009	3

Consolidated Statement of Operations for the years ended December 31, 2010 and 2009	4

Consolidated Statement of Shareholder’s Equity	5

Consolidated Statement of Cash Flows for the years ended December, 31, 2010 and 2009	6

Notes to the Financial Statements.	7-10

EXPLANATORY NOTE

League Now Holdings Corporation (the “Company”) is filing this Amendment No.1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year period ended December 31, 2010 (the “Form 10-K”) for the sole purpose amending Item 8, Financial Statements.  In this Amendment we are refilling the applicable financial statements in a searchable format.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Except as described above, no other modifications or changes have been made to the Form 10-K as originally filed or the exhibits filed therewith. Other events occurring after the filing of the Form 10-K or other disclosures necessary to reflect subsequent events have been addressed in our reports filed with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Item 8. Financial Statements

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
As of December 31,

	2010	2009
ASSETS

Current assets:
Cash	$6,436	$-
Inventory	314,621	-
Prepaid expenses	10,784	-
Total current assets	331,841	-

Property and equipment, net	12,092	-
Goodwill	695,793
Patent, net	14,833	-

Total assets	$1,054,559	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,070,106	$111,665
Other accrued liabilities	4,865	38,652
Shareholders' notes and debentures	126,000	1,627
Accrued interest, shareholders' notes and debentures	4,400	-
Total current liabilities	1,205,371	151,944

Stockholders' Equity (Deficiency):

Preferred stock, $0.001 par value; authorized 10,000,000 shares:
none issued and outstanding as of December 2010 and 2009	$-	$-
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 8,577,758 shares
as of December 31, 2010 and 2009, respectively	8,578	8,578
Additional paid in capital	113,172	113,172
Accumulated deficit	(272,562)	(273,694)
	(150,812)	(151,944)
Total liabilities and stockholders' equity	$1,054,559	$-

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31,

	2010	2009

Sales	$63,768	$-
Cost of sales	4,361	-
	59,407	-
Expenses:
Selling, general and administrative	57,656	64,052
Depreciation and amortization	619	-

Total expenses	58,275	64,052

Loss from operations	1,132	(64,052)

Interest expense	-	-

Loss before provision of income taxes	1,132	(64,052)

Provision for income taxes	-	-
Net loss	$1,132	$(64,052)

Net profit/(loss) per share - basic and diluted	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	8,577,758	8,577,758

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
Consolidated Statements of Shareholders' Equity

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Beginning balance, January1, 2009	8,577,758	$8,578	$113,172	$(209,642)	$(87,892)

Net loss, year ended December 31, 2009				(64,052)	(64,052)

BALANCE DECEMBER 31, 2009	8,577,758	$8,578	$113,172	$(273,694)	(151,944)

Net loss, year ended December 31, 2010				1,132	1,132

BALANCE DECEMBER 31, 2010	8,577,758	$8,578	$113,172	$(272,562)	(150,812)

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$1,132	$(64,052)
Adjustments to reconcile net (loss) to net cash flows
provided by operating activities:
Depreciation	619	-
Changes in operating assets and liabilities:
(Increase) in inventory	(314,621)	-
(Increase) in prepaid expenses	(10,784)	-
Increase in accounts payables	958,441	58,636
(Decrease) in other current liabilities	(33,787)	-
Net cash flows used in provided by (used in) operating activities	601,000	(5,416)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,711)
Purchase of goodwill	(695,793)
Purchase of patent	(14,833)	-
Net cash (used in) investing activities	(723,337)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	128,773	1,627

Net cash provided by financing activities	128,773	1,627

INCREASE (DECREASE) IN CASH	6,436	(3,789)

CASH - BEGINNING OF YEAR	-	3,789

CASH - END OF YEAR	$6,436	$-

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

 Loss Per Share Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2010 and 2009, there were no common share equivalents outstanding.

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

NOTE 6.             EMPLOYMENT AGREEMENT

On October 1, 2005 the Company entered into an employment agreement with its President.  The President is to be paid $12,000 per annum for a period of two years and receive 12,000,000 shares of common stock valued at $24,000, ($.002 per share) on the date of issuance. The agreement automatically extends for additional terms of successive one-year periods unless the company or the executive gives written notice to the other of the termination at least 30 days prior to the expiration of the one-year period.  At December 30, 2010 and December 31, 2009, the Company’s President was owed accrued salary of $43,750 and $34,750, respectively.

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

PART IV

Item 15.  Exhibits and Financial Statements

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K/A, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits

See the Exhibit Index which follows the signature page of this Annual Report on Form 10-K/A, which is incorporated herein by reference.

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 21, 2011	LEAGUE NOW HOLDINGS CORPORATION a Florida corporation

	By:	/s/ Mario Barton
Mario Barton Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARIO BARTON	Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors	April 21, 2011
Mario Barton	(Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

/s/ DOUG ANDERSON	Director	April21, 2011
Doug Anderson

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**
The certifications attached as Exhibits 32.1 and 32.2 accompany the Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by League Now Holdings Corporation for purposes of Section 18 of the Securities Exchange Act