Form 10-Q
period 2011-03-31
LEAGUE NOW HOLDINGS CORP
filed 2011-05-24
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__ to___

Commission file number: 333-148987

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were a total of 70,007,296 shares of Common Stock outstanding as of May 20, 2011.

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

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION
Index to Condensed Financial Statements

For the Period Ended March 31, 2011 (unaudited) and December 31, 2010

Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Cash Flows (unaudited)	F-3
Notes to the Financial Statements (unaudited)	F-4

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31	December 31
	2011	2010
	Unaudited

ASSETS

Current assets:
Cash	$11,433	$6,436
Accounts receivable	4,362	-
Inventory	296,675	314,621
Prepaid expenses	8,841	10,784
Total current assets	321,311	331,841

Property and equipment, net	11,058	12,092
Goodwill	607,032	695,793
Patent, net	14,333	14,833

Total assets	$953,733	$1,054,559

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$952,002	$1,070,106
Other accrued liabilities	33,463	4,875
Shareholders' notes and debentures	148,816	126,000
Accrued interest, shareholders' notes and debentures	5,340	4,400
Total current liabilities	1,139,622	1,205,381

Stockholders' Equity (Deficiency):

Preferred stock, $0.001 par value; authorized 10,000,000 shares:
none issued and outstanding as of December 2010 and 2009	$-	$-
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 45,748,288 shares as of
March 31,2011 and December 31, 2010 respectively	45,748	45,748
Additional paid in capital	76,002	76,002
Accumulated deficit	(307,639)	(272,572)
	(185,889)	(150,822)
Total liabilities and stockholders' equity	$953,733	$1,054,559

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three months ended
	March 31,
	2011	2010
Sales	$75,596	$-
Cost of sales	19,028	-
	56,568	-
Expenses:
Selling, general and administrative	82,655	14,045
Depreciation and amortization	1,000	-

Total expenses	83,655	14,045

Loss from operations	(27,087)	(14,045)

Interest expense	7,980	-

Loss before provision of income taxes	(35,067)	(14,045)

Provision for income taxes	-	-
Net loss	$(35,067)	$(14,045)

Net profit/(loss) per share - basic and diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	45,748,288	8,577,758

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,067)	$(14,045)
Adjustments to reconcile net (loss) to net cash flows
provided by operating activities:
Amortization	500	-
Depreciation	1,856	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,362)
Decrease in inventory	17,946	-
Decrease in prepaid expenses	1,943	-
Reduction in the value of goodwill	88,761
(Decrease)/increase in accounts payables	(118,104)	4,672
Increase in other current liabilities	28,588	-
Net cash flows used in (used in) operating activities	(17,939)	(4,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(821)	-
Net cash (used in) investing activities	(821)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	23,756	8,172

Net cash provided by financing activities	23,756	8,172

INCREASE IN CASH	4,997	3,500

CASH - BEGINNING OF YEAR	6,436	-

CASH - END OF YEAR	$11,433	$3,500

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF MARCH 31, 2011
(UNAUDITED)

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months period ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

Organization League Now Holdings Corporation was incorporated under the laws of the State of Florida on September 21, 2005. The Company and operates under the domain name, www.leaguenow.com as an application service provider offering web-based services for online video game users. The Company’s strategy was directed toward the satisfaction of our registered members by offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in peer organized leagues in the United States and worldwide, twenty-four hours a day, seven days a week.

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

Loss Per Share Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2011 and 2010, there were no common share equivalents outstanding.

Revenue Recognition The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2.    GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficiency and a stockholder's deficiency of $185,889 as of March 31, 2011. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3.    PROPERTY AND EQUIPMENT

 Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Furniture and Fixtures	$12,0701	$12,070
Office equipment and Software	13,505	12,683

	25,575	24,753
Accumulated depreciation	14,517	12,661
Total	$11,058	$12,092

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

ITEM 2.   Management’s Discussion and Analysis and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Report.

Business Overview

The Company is focused in two areas: (i) the Company generates revenue with its golf product and (ii) it has the opportunity to license or develop out its technology for application in areas such as: video gaming, medical, industrial and early education. In October 2010 the Company acquired Pure Motion, Inc. a Texas corporation that develops, manufactures and markets skill improvement products, including systems for recreational sports, and performance-related gaming applications. The Company developed and patented a proprietary reflector measurement technology (motion capturing algorithm), which it calls TOMI (The Optimal Motion Instructor). TOMI’s platform consists of hardware and software which records in “real time” every motion and angle of an object in three-dimensional space (X Y Z coordinates) with six degrees of freedom.  The results are then displayed in a series of high resolution, easy-to-understand graphs and charts. The Company has generated revenue with the TOMI product since 2007 in the instructional golf space.

Over the next twelve months, the Company has three product development initiatives planned for its TOMI technology. First, the Company intends to develop its TOMI consumer golf product utilizing the underlying technology in TOMI Pro.  The Company anticipates that its TOMI consumer product will be released for market around the third quarter of 2011. Second, the Company has executed a development agreement with RGE Enterprises, Inc. to create the Company’s API (tool kit), which will allow gaming publishers to utilize the Company’s patented motion capturing technology for video gaming applications. Third, utilizing the Company’s proven motion capturing and measuring algorithm, the Company intends to develop a PC based imageless guidance system for hip surgery. The TOMI (The Optimal Motion Instrument) motion capturing system should enable improved accuracy to be achieved for alignment and orientation of instruments and hip implants.

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

Estimated Funding Required During the Next Twelve Months:

Product Development	$600,000.00
Marketing/Advertising	$612,000.00
General & Administrative	$144,000.00
Total	$1,356,000.00

 On October 4, 2010, the Company's stockholders approved a 16 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on October 21, 2010, received sixteen shares of common stock for every one share held.

On October 6, 2010, we acquired 100% of the issued and outstanding shares of Pure Motion, Inc., a company that specializes in developing and improving fine motor skills and mental agility in recreational sports products and systems in exchange for 24,009,008 post split shares of the our common stock.  In accordance with that certain share exchange agreement (the “Share Exchange Agreement”), we agreed to repurchase and cancel 38,048,000 post split shares of common stock from our former CEO, James Pregiato (“Mr. Pregiato”), for an initial payment of $100,000 and an additional payment of $150,000  in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. Upon the repurchase and cancellation of our former CEO’s shares, the shareholders of Pure Motion, Inc. will have received approximately 76% of the post transaction outstanding common stock.  Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company

Pursuant to the terms of the Share Exchange Agreement, as consideration for the cancellation of 2,378,000 of the 2,444,446 shares of League Now common shares owned by Mr. Pregiato, Pure Motion agreed to pay a total cash payment of $250,000 to Mr. Pregiato (the “Cash Payment”) of which $100,000 (the “Initial Cash Payment”) was paid on the Closing date and $150,000 (the “Final Cash Payment”) was to paid in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. The 2,378,000 are being held in escrow until receipt of the Final Cash Payment. Mr. Pregiato agreed to extinguish all outstanding debt and liabilities of League Now outstanding as of the Closing Date upon receipt of the Final Cash Payment.

As of the date of this report, the Company has not made payment on any portion of the Final Cash Payment and is in breach of the Share Exchange Agreement.

Results of Operations

Comparison of the Three Months Ended March 31,2011 with the Three Months Ended March 31, 2010

Sales

Sales for the period ended March 31, 2011 decreased $7,000 from $82,596  to $75,596.00, or 8.4%, as compared to the prior year same period.  All of our sales were generated with our TOMI product and accessories line. Our international sales increased $11,230.00 up 34% from the prior year same period.  We anticipate increasing sales with those customers as well as at least three additional international customers in 2011.

Cost of Goods Sold

Cost of goods sold consists primarily of the costs of our hardware, packaging, and freight.  Our cost of goods sold of $19,028.00 for the period ended March 31, 2011 represents a decrease of $3,701or 16% as compared to 2010.

Gross Profit

Our gross profit increased to $56,568.00 in the period ended March 31, 2011, from $33,787 in 2010, an increase of $22,781 or 68%.  The overall gross profit as a percentage of sales increased to 45% in 2011, from 41% in 2010.  The gross profit percentage increase is due to the fact we had significantly more TOMI Pro sales which carry much higher margins.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to $33,572 in the period ended March 31, 2011 from $51,256 in 2011.  The decrease is due to a reduction in marketing expenses.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $49,083 during the period ended March 31, 2011 from $59,888 in the same period of 2010. The overall decrease of $10,805 in 2010 is primarily due to a decrease in professional and consulting costs of $2,900, a decrease in legal and accounting expense of $4,346, and a decrease in interest expense of $3,559.

We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Capital Resources and Liquidity

As of March 31, 2011 we had $11,433 in cash. As reflected in the accompanying financial statements, we used cash in operations of $ 83,655 and had a net loss of $35,067 for the three months ended March 31, 2011.  In addition, the Company had a working capital deficiency of $185,889 and a stockholders’ deficiency of $185,889 respectively.  These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls `and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [REMOVED AND RESERVED]

Item 5.  Other Information

Pursuant to the terms of the Share Exchange Agreement, as consideration for the cancellation of 2,378,000 of the 2,444,446 shares of League Now common shares owned by Mr. Pregiato, Pure Motion agreed to pay a total cash payment of $250,000 to Mr. Pregiato (the “Cash Payment”) of which $100,000 (the “Initial Cash Payment”) was paid on the Closing date and $150,000 (the “Final Cash Payment”) was to paid in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. The 2,378,000 are being  held in escrow until receipt of the Final Cash Payment. Mr. Pregiato agreed to extinguish all outstanding debt and liabilities of League Now outstanding as of the Closing Date upon receipt of the Final Cash Payment.

As of the date of this report, the Company has not made payment on any portion of the Final Cash Payment and is in breach of the Share Exchange Agreement.

On February 1, 2011, Brooks Thiele resigned from his position as a director of the Company.

On April 13, 2011, the Company entered into that certain Employment Agreement (the “Employment Agreement”) with Ryan Drutman (“Mr. Drutman”). Pursuant to the Employment Agreement, Mr. Drutman shall serve as Chief Operating Officer and President of the Company for a term of one year in exchange for a monthly salary of one thousand two hundred and eighty dollars ($1,280).

Item 6. Exhibits

Exhibit No.        Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

League Now Holdings Corporation (Registrant)

Date: May 23, 2011	/s/ Mario Barton
Mario Barton
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer)