Form 10-Q
period 2011-06-30
LEAGUE NOW HOLDINGS CORP
filed 2011-08-22
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__ to__

Commission file number: 333-148987
----------

LEAGUE NOW HOLDINGS CORPORATION
 (Exact name of registrant as specified in its charter)

Florida	20-35337265
(State of incorporation)	(I.R.S. Employer Identification No.)

100 Quentin Roosevelt Boulevard, Suite 103
Garden City, NY 11530

(Address of principal executive offices) (Zip Code)

(516) 513-5375
 (Registrant's telephone number, including area code)

NA
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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large Accelerated filer ☐ Non-accelerated filer ☐ (Do not include if smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No☒

There were a total of 45,748,288 shares of Common Stock outstanding as of August 10, 2011.

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

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION
Index to Condensed Financial Statements

For the Period Ended June 30, 2011 (unaudited) and December 31, 2010 (Restated)

Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Cash Flows (unaudited)	F-3
Notes to the Financial Statements (unaudited)	F-4

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30	December 31
	2011	2010

ASSETS
Current assets:
Cash	$3243	$6,436
Accounts receivable	-	-
Inventory	-	314,621
Prepaid expenses	7,000	10,784
Total current assets	10,243	331,841

Property and equipment, net	2,058	12,092
Goodwill	36,032	695,793
Patent, net (and License acquired)	6,433	14,833

Total assets	$54,766	$1,054,559

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$19,526	$1,070,106
Other accrued liabilities	3,433	4,875
Shareholders' notes and debentures	-	126,000
Accrued interest, shareholders' notes and debentures	-	4,400
Total current liabilities	22 ,959	1,205,381

Stockholders' Equity (Deficiency):

Preferred stock, $0.001 par value; authorized 10,000,000 shares:
none issued and outstanding as of December 2011 and 2010	$-	$-
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 45,748,288 shares as of
June 30,2011 and December 31, 2010 respectively	45,748	45,748
Additional paid in capital	76,002	76,002
Accumulated deficit	(27,353)	(272,572)
	(31,807)	(150,822)
Total liabilities and stockholders' equity	$54,766	$1,054,559
See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Six Months Ended
	June 31,
	2011	2010

Sales	$-	$-
Cost of sales	-	-
	-	-
Expenses:
Selling, general and administrative	12,500	14,045
Depreciation and amortization	-	-

Total expenses	12,500	14,045

Loss from operations	(12,500)	(14,045)

Interest expense	-	-

Loss before provision of income taxes	(12,500)	(14,045)

Provision for income taxes	-	-
Net loss	$(12,500)	$(14,045)

Net profit/(loss) per share - basic and diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	45,748,288	8,577,758

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three months Ended
	June 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,500)	$(14,045)
Adjustments to reconcile net (loss) to net cash flows
provided by operating activities:
Amortization	-	-
Depreciation	-	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-
Decrease in inventory	-	-
Decrease in prepaid expenses	-	-
Reduction in the value of goodwill	-
(Decrease)/increase in accounts payables	12,500	4,672
Increase in other current liabilities	3,350	-
Net cash flows used in (used in) operating activities	(15,850)	(4,672)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	-	8,172

Net cash provided by financing activities	-	8,172

DECREASE IN CASH	257	3,500

CASH - BEGINNING OF YEAR	3,500	-

CASH - END OF YEAR	$3,243	$3,500

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2011
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months period ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

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

Loss Per Share Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of June 31, 2011 and 2010, there were no common share equivalents outstanding.

Revenue Recognition The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2. GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficiency and a stockholder's deficiency of $31,807 as of June 30, 2011. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

Furniture and Fixtures	$3,058	$12,070
Office equipment and Software	4,505	12,683

	7,563	24,753
Accumulated depreciation	4,505	12,661
Total	$2,058	$12,092

NOTE 4.  NOTE PAYABLE

On June 10, 2010 the Company borrowed $4,672 from a third party. The note is non-interesting bearing and is due in one year. This note has been cancelled as of June 30, 2011 and is of no further force and effect at this time.

On June 31, 2010 the Company borrowed $3,500 from a third party. The note is non-interesting bearing and is due in one year. This note has been cancelled as of June 30, 2011 and is of no further force and effect at this time.

NOTE 5. NOTE PAYABLE – RELATED PARTY

On August 1, 2009 the Company borrowed $1,627 from the officer of the company. The note is non-interesting bearing and is due in one year. This note has been cancelled as of June 30, 2011 and is of no further force and effect at this time.

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

On January 19, 2010, the Company's stockholders approved a 2 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on January 19, 2010, received two shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

On October 6, 2010, we acquired 100% of the issued and outstanding shares of Pure Motion, Inc., a company that specializes in developing and improving fine motor skills and mental acuity in recreational sports products and systems in exchange for 24,009,008 post split shares of the Company’s common stock.  In accordance with the share exchange agreement, the Company agreed to repurchase and cancel 38,048,000 post split shares of common stock from the former CEO for an initial payment of $100,000 and additional payments of $50,000  on October 31, 2010, November 30, 2010 and December 31, 2010 respectively.  The transaction was accounted for as a purchase by the Company of Pure Motion, Inc.  Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company.

In May, 2011, the transaction with Pure Motion, Inc. was rescinded and the TOMI golf product and the patents and technology of the Company were returned to the Shareholders of Pure Motion, in exchange for the cancellation of shares that were to have been issued to them. The shares outstanding, at the present time, reflect the absence of any shares ever being issued to the Pure Motion, Inc.  Shareholders, by the Company, either upon or subsequent to the closing of the transaction on October 6, 2010, since no such shares were ever issued by the Board following the acquisition of control by Pure Motion’s shareholders of the Company and its affairs. Simultaneously with the withdrawal and rescission of the acquisitive transaction of October 6, 2010, the Company entered into a license agreement (“the License Agreement”) with Pure Motion for the exclusive right to use and exploit its motion capture technology with respect to all medical applications (the Licensed Technology”). In addition to the License Agreement, the Company entered into a consulting agreement (“the Consulting Agreement”) with the former Chief Executive Officer, Mario Barton (who is also the CEO of Pure Motion, Inc.) to stay with the Company as a consultant with regard to the deployment of the medical applications licensed by Pure Motion to the Company, as well as an employment agreement (“the Employment Agreement”) which secure the continuation of his services as President and Chief Executive Officer of the Company for a period of twelve (12) months from the date thereof. The Consulting Agreement and the Employment Agreement provide for no payment of any compensation to Mr. Barton, other than payments which may be due him based upon the successful marketing and deployment of the Licensed Technology.

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

Business Overview

The Company is focused in two areas: (i) the Company expects that it will generate revenues with the exploitation of its License of Medical applications for the technology which it has licensed from Pure Motion, Inc. its former affiliate, that develops, manufactures and markets skill improvement products, including systems for medical technology applications. The Company licensed Pure Motion’s patented proprietary reflector measurement technology (motion capturing algorithm) for all medical applications. The licensed Technology platform consists of hardware and software which records in “real time” every motion and angle of an object in three-dimensional space (X Y Z coordinates) with six degrees of freedom.  The results are then displayed in a series of high resolution, easy-to-understand graphs and charts. Pure Motion has generated revenue with the TOMI product in the golf instructional business since 2007. Simultaneously with the withdrawal and rescission of the acquisitive transaction of October 6, 2010, the Company entered into a license agreement (“the License Agreement”) with Pure Motion for the exclusive right to use and exploit its motion capture technology with respect to all medical applications (the Licensed Technology”). In addition to the License Agreement, the Company entered into a consulting agreement (“the Consulting Agreement”) with the former Chief Executive Officer, Mario Barton (who is also the CEO of Pure Motion, Inc.) to stay with the Company as a consultant with regard to the deployment of the medical applications licensed by Pure Motion to the Company, as well as an employment agreement (“the Employment Agreement”) which secure the continuation of his services as President and Chief Executive Officer of the Company for a period of twelve (12) months from the date thereof. The Consulting Agreement and the Employment Agreement provide for no payment of any compensation to Mr. Barton, other than payments which may be due him based upon the successful marketing and deployment of the Licensed Technology.

Over the next twelve months. Utilizing the Pure Motion’s proven motion capturing and measuring algorithm, the Company intends to develop a PC based imageless guidance system for hip surgery. The TOMI (The Optimal Motion Instrument) motion capturing system should enable improved accuracy to be achieved for alignment and orientation of instruments and hip implants.

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

Estimated Funding Required During the Next Twelve Months:

Product Development                                                                $  100,000.00
Marketing/Advertising                                                              $  212,000.00
General & Administrative                                                          $  144,000.00
Total                                                                           $  456,000.00

 On October 4, 2010, the Company's stockholders approved a 16 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on October 21, 2010, received sixteen shares of common stock for every one share held.

On October 6, 2010, we acquired 100% of the issued and outstanding shares of Pure Motion, Inc., a company that specializes in developing and improving fine motor skills and mental agility in recreational sports products and systems in exchange for 24,009,008 post split shares of the our common stock.  In accordance with that certain share exchange agreement (the “Share Exchange Agreement”), we agreed to repurchase and cancel 38,048,000 post split shares of common stock from our former CEO, James Pregiato (“Mr. Pregiato”), for an initial payment of $100,000 and an additional payment of $150,000 in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. Upon the repurchase and cancellation of our former CEO’s shares, the shareholders of Pure Motion, Inc. will have received approximately 76% of the post transaction outstanding common stock.  Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company. The transaction referred to herein has now been rescinded and the Licensed Technology from Pure Motion was obtained as consideration for the withdrawal of the PureMotion patents and other technology applications from the Company. Mario Barton serves as both a consultant to the Company and as its President and Chief Executive Officer. Simultaneously with the withdrawal and rescission of the acquisitive transaction of October 6, 2010, the Company entered into a license agreement (“the License Agreement”) with Pure Motion for the exclusive right to use and exploit its motion capture technology with respect to all medical applications (the Licensed Technology”). In addition to the License Agreement, the Company entered into a consulting agreement (“the Consulting Agreement”) with the former Chief Executive Officer, Mario Barton (who is also the CEO of Pure Motion, Inc.) to stay with the Company as a consultant with regard to the deployment of the medical applications licensed by Pure Motion to the Company, as well as an employment agreement (“the Employment Agreement”) which secure the continuation of his services as President and Chief Executive Officer of the Company for a period of twelve (12) months from the date thereof. The Consulting Agreement and the Employment Agreement provide for no payment of any compensation to Mr. Barton, other than payments which may be due him based upon the successful marketing and deployment of the Licensed Technology.

Results of Operations

Comparison of the Six Months Ended June 30, 2011 with the Six Months Ended June 30, 2010

Sales

Sales for the period ended June 30, 2011 were constant as the Company has not yet generated any revenue from either its License of the Medical application technology from Pure Motion, or its League Now original application business model. We anticipate increasing sales with various customers as well as additional international customers in 2011.

Cost of Goods Sold

The Company had no Cost of Goods Sold for the period ended June 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.

Gross Profit

Our gross profit was zero for the period ended June 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to zero for the period ended June 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $12,500.00 during the period ended June 30, 2011 from $14,500.00 in the same period of 2010. The overall decrease of $ 2,000.00 for the period ended June 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.  We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Capital Resources and Liquidity

As of June 30, 2011 we had $3,243 in cash. As reflected in the accompanying financial statements, we used cash in our operations of $257.00 and had a net loss of $12,500.00 for the six months ended June 30, 2011.  In addition, the Company had a working capital deficiency of $15,850.00 and a stockholders’ deficiency of $31,807.00, respectively.  These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls `and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Pursuant to the terms of the Share Exchange Agreement, as consideration for the cancellation of 2,378,000 of the 2,444,446 shares of League Now common shares owned by Mr. Pregiato, Pure Motion agreed to pay a total cash payment of $250,000 to Mr. Pregiato (the “Cash Payment”) of which $100,000 (the “Initial Cash Payment”) was paid on the Closing date and $150,000 (the “Final Cash Payment”) was to paid in increments of $50,000 on each of October 31, 2010, November 30, 2010 and December 31, 2010. The 2,378,000 are being  held in escrow until receipt of the Final Cash Payment. Mr. Pregiato agreed to extinguish all outstanding debt and liabilities of League Now outstanding as of the Closing Date upon receipt of the Final Cash Payment. The transaction referred to herein has now been rescinded and the Licensed Technology from Pure Motion was obtained as consideration for the withdrawal of the Pure Motion patents and other technology applications from the Company. Mario Barton serves as both a consultant to the Company and as its President and Chief Executive Officer. Simultaneously with the withdrawal and rescission of the acquisitive transaction of October 6, 2010, the Company entered into a license agreement (“the License Agreement”) with Pure Motion for the exclusive right to use and exploit its motion capture technology with respect to all medical applications (the Licensed Technology”). In addition to the License Agreement, the Company entered into a consulting agreement (“the Consulting Agreement”) with the former Chief Executive Officer, Mario Barton (who is also the CEO of Pure Motion, Inc.) to stay with the Company as a consultant with regard to the deployment of the medical applications licensed by Pure Motion to the Company, as well as an employment agreement (“the Employment Agreement”) which secure the continuation of his services as President and Chief Executive Officer of the Company for a period of twelve (12) months from the date thereof. The Consulting Agreement and the Employment Agreement provide for no payment of any compensation to Mr. Barton, other than payments which may be due him based upon the successful marketing and deployment of the Licensed Technology.

On February 1, 2011, Brooks Thiele resigned from his position as a director of the Company.

On April 13, 2011, the Company entered into that certain Employment Agreement (the “Employment Agreement”) with Ryan Drutman (“Mr. Drutman”). Pursuant to the Employment Agreement, Mr. Drutman was to serve as Chief Operating Officer and President of the Company for a term of one year in exchange for a monthly salary of one thousand two hundred and eighty dollars ($1,280).  Mr. Drutman resigned his position on May 28, 2011 and was replaced by Mario Barton as of that date and is serving as the Company’s Chief Operation Officer in addition to serving as its Chief Executive Officer. The Company intends to carry out the majority of its business under the guidance of Mr. Barton in the licensing and exploitation of its Licensed Technology in the medical application business arena.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

League Now Holdings Corporation (Registrant)
Date: August 22, 2011	/s/ Mario Barton
Mario Barton
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer)