Form 10-Q
period 2011-09-30
LEAGUE NOW HOLDINGS CORP
filed 2011-11-22
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large Accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not include if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No ☒

There were a total of 45,748,288   shares of Common Stock outstanding as of November 21, 2011.

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

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION
Index to Condensed Financial Statements

For the Period Ended September 30, 2011 (unaudited) and December 31, 2010 (Restated)

Balance Sheets (unaudited)	F-1
Statements of Operations (unaudited)	F-2
Statements of Cash Flows (unaudited)	F-3
Notes to the Financial Statements (unaudited)	F-4

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30	December 31
	2011	2010

ASSETS
Current assets:
Cash	$3243	$6,436
Accounts receivable	-	-
Inventory	-	314,621
Prepaid expenses	7,000	10,784
Total current assets	10,243	331,841

Property and equipment, net	2,058	12,092
Goodwill	36,032	695,793
Patent, net (and License acquired)	6,433	14,833

Total assets	$54,766	$1,054,559

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,726	$1,070,106
Other accrued liabilities	3,433	4,875
Shareholders' notes and debentures	-	126,000
Accrued interest, shareholders' notes and debentures	-	4,400
Total current liabilities	27 ,159	1,205,381

Stockholders' Equity (Deficiency):

Preferred stock, $0.001 par value; authorized 10,000,000 shares:
none issued and outstanding as of December 2011 and 2010	$-	$-
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 45,748,288 shares as of
June 30,2011 and December 31, 2010 respectively	45,748	45,748
Additional paid in capital	76,002	76,002
Accumulated deficit	(31,553)	(272,572)
	(31,807)	(150,822)
Total liabilities and stockholders' equity	$54,766	$1,054,559

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Nine Months Ended
	September 30,
	2011	2010

Sales	$-	$-
Cost of sales	-	-
	-	-
Expenses:
Selling, general and administrative	16,700	33,039
Depreciation and amortization	-	-

Total expenses	16,700	33,039

Loss from operations	(16,700)	(33,039)

Interest expense	-	-

Loss before provision of income taxes	(16,700)	(33,039)

Provision for income taxes	-	-
Net loss	$(16,700)	$(33,039)

Net profit/(loss) per share - basic and diluted	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	45,748,288	45,742,288

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine months Ended
	September 30,,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,700)	$(33,039)
Adjustments to reconcile net (loss) to net cash flows
provided by operating activities:
Amortization	-	-
Depreciation	-	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	-
Decrease in inventory	-	-
Decrease in prepaid expenses	-	-
Reduction in the value of goodwill	-
(Decrease)/increase in accounts payables	12,500	14,179
Increase in other current liabilities	3,350	9,688
Net cash flows used in (used in) operating activities	(20,050)	(9,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable-related party	-	9,172

Net cash provided by financing activities	-	9,172

DECREASE IN CASH	257	-

CASH - BEGINNING OF YEAR	3,500	-

CASH - END OF YEAR	$3,243	$-

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2011
(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months period ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

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

Loss Per Share Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of September 30, 2011 and 2010, there were no common share equivalents outstanding.

Revenue Recognition The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2. GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had a working capital deficiency and a stockholder's deficiency of $31,807 as of September 30, 2011. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated and amortized generally on the straight-line method over their estimated useful lives of three to fifteen years. Property and equipment consist of the following at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

Furniture and Fixtures	$3,058	$12,070
Office equipment and Software	4,505	12,683

	7,563	24,753
Accumulated depreciation	4,505	12,661
Total	$2,058	$12,092

NOTE 4.  NOTE PAYABLE

On June 10, 2010 the Company borrowed $4,672 from a third party. The note is non-interesting bearing and is due in one year. This note has been cancelled as of June 30, 2011 and is of no further force and effect at this time.

On June 30, 2010 the Company borrowed $3,500 from a third party. The note is non-interesting bearing and is due in one year. This note has been cancelled as of June 30, 2011 and is of no further force and effect at this time.

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

Over the next twelve months. Utilizing the Pure Motion’s proven motion capturing and measuring algorithm, the Company intends to develop a PC based imageless guidance system for hip surgery. The TOMI ( The Optimal Motion Instrument ) motion capturing system should enable improved accuracy to be achieved for alignment and orientation of instruments and hip implants.

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

Estimated Funding Required During the Next Twelve Months:

Product Development	$100,000.00
Marketing/Advertising	$212,000.00
General & Administrative	$144,000.00
Total	$456,000.00

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

Results of Operations

Comparison of the Nine Months Ended September 30, 2011 with the Nine Months Ended September 30, 2010

Sales

Sales for the period ended September 30, 2011 were constant as the Company has not yet generated any revenue from either its License of the Medical application technology from Pure Motion, or its League Now original application business model. We anticipate increasing sales with various customers as well as additional international customers in 2011.

Cost of Goods Sold

The Company had no Cost of Goods Sold for the period ended September 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.

Gross Profit

Our gross profit was zero for the period ended September 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.

Selling and marketing expenses

Selling and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs decreased to zero for the period ended September 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses decreased to $16,700.00 during the period ended September 30, 2011 from $33,039.00 in the same period of 2010. The overall decrease of $ 16,661.00 for the period ended September 30, 2011 or 2010, as no sales were recorded with the rescission of the Pure Motion acquisition.  We believe that our existing executive and administrative staffing levels are sufficient to allow for moderate growth without the need to add personnel and related costs for the foreseeable future.

Capital Resources and Liquidity

As of September 30, 2011 we had $3,243 in cash. As reflected in the accompanying financial statements, we used cash in our operations of $257.00 and had a net loss of $16,700.00 for the nine months ended September 30, 2011.  In addition, the Company had a working capital deficiency of $15,850.00 and a stockholders’ deficiency of $31,807.00, respectively.  These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls `and procedures, as such term is defined under Securities and Exchange Act of 1934 Rules 13a-15(f). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

League Now Holdings Corporation (Registrant)
Date: November 21, 2011	/s/ Mario Barton
Mario Barton
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer)