Form 10-Q/A
period 2011-09-30
LEAGUE NOW HOLDINGS CORP
filed 2011-11-23
CIK 1424657

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

Explanatory Note

League Now Holdings Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 22, 2011 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

* Previously filed or furnished, as applicable, with or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on November 22, 2011.

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

League Now Holdings Corporation (Registrant)
Date: November 23, 2011	/s/ Mario Barton
Mario Barton
Chief Executive Officer
(Principal Executive Officer) and
Chief Financial Officer (Principal Financial Officer)