Form 10-K
period 2011-12-31
LEAGUE NOW HOLDINGS CORP
filed 2012-04-16
CIK 1424657

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2011 to December 31, 2011

Commission File No.:  333-148987

LEAGUE NOW HOLDINGS CORPORATION
(Exact name of registrant as specified in its charter)

Florida	20-35337265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    6980 S. Edgerton Road, Brecksville, Ohio 44141
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (440) 546-9440

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐          Accelerated filer  ☐              Non-accelerated filer ☐             Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average big and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $2,343,978.  (This calculation is based on historical data at June 30, 2011). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 3, 2012 was 51,945,563

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we," "us," "our," "League Now," or "our Company" refers to League Now Holdings Corporation, a Florida corporation, together with its wholly owned subsidiary, Infiniti Systems Group, Inc. an Ohio corporation ("Infiniti").  Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, Infiniti.

PART I

ITEM 1.          BUSINESS.

Corporate Overview and History of League Now Holdings Corporation.

League Now Holdings Corporation was incorporated in September 2005 in Florida. Then on September 21, 2005, we entered into an Asset Purchase Agreement with Anthony Warner pursuant to which we acquired the domain name, www.leaguenow.com, its design, associated copyrights and trademarks and all business related to the website including the customer database. We originally intended to operate as an application service provider offering web-based services for the online video gaming industry.

We commenced offering our services in October 2005 through a subscription basis. During 2007 we changed our direction by using an advertising model. We were unable to generate additional revenue streams by charging registered users for the use of enhanced functionality to be incorporated into the site, access to specialized content, and e-commerce of merchandise related to the video console industry. Our inability to generate revenue led to the decision that we would have to explore our options regarding the development of a new business plan and direction.

Accordingly, beginning in late 2009, we believe that the Company would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

On October 6, 2010, we entered into a Share Exchange Agreement, dated October 6, 2010 (the “Share Exchange Agreement”) by and among League Now, James Pregiato, Pure Motion, Inc., a Texas corporation (“Pure Motion”) and the shareholders of Pure Motion (the “Pure Motion Shareholders”).    Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding shares of common stock of Pure Motion (the “Pure Motion Stock”), in exchange for the Pure Motion Stock, the Pure Motion Shareholders acquired 24,009,008 shares of our common stock (the “Exchange Shares”).

Additionally, pursuant to the terms of the Share Exchange Agreement, as consideration for the cancellation of 38,048,000 of the 39,111,136 shares of League Now common shares owned by James Pregiato (“Pregiato”), Pure Motion agreed to pay a total cash payment of $250,000 to Pregiato (the “Cash Payment”) of which $100,000 (the “Initial Cash Payment”) was paid on the closing date and $150,000 (the “Final Cash Payment”) was to be paid within twelve weeks of the closing date. The 38,048,000 shares were being held in escrow until receipt of the Final Cash Payment. Mr. Pregiato agreed to extinguish all outstanding debt and liabilities of League Now outstanding as of the closing date upon receipt of the Cash Payment.  Upon closing, Pure Motion became a wholly-owned subsidiary of the Company. The transaction was accounted for as a purchase by the Company of Pure Motion, Inc.  Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company.

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

On January 20, 2012, we entered into a Stock Purchase Agreement and Share Exchange (the “Agreement”) with Infiniti Systems Group, Inc. (“Infiniti”). Pursuant to the Agreement, the Company agreed to issue 30 million common shares of our stock to the shareholders of Infiniti in exchange for 100% of the issued and outstanding capital stock of Infiniti.  The shares issued to the shareholders of Infiniti represent 60% of our issued and outstanding capital stock on a fully diluted basis (the “Stock Consideration”). In addition, our Chief Executive Officer and Chief Financial Officer, Mario Barton, has resigned from those offices.  John Bianco, the Chief Executive Officer of Infiniti, has agreed to serve as the Company’s new President and Chief Executive Officer.  Our new Treasurer and Chief Financial Officer is Lisa Bischof, and our new Secretary and Chief Operating Officer is D. Bruce Veness. The transactions contemplated by the Agreement were closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof.  Contemporaneously with the closing, Pregiato agreed to cancel 25,803,288 shares of our common stock which were held by him.

Overview

Infiniti Systems Group, Inc. was incorporated in the State of Ohio in January 1995 as J.L. Consulting, Inc., to develop and consult on application development, project management, managed information technology (IT) services, IT helpdesk services, professional staffing and placement, network security products and services, and server virtualization, backup and disaster recovery.  On July 15, 1999, J.L. Consulting, Inc. changed its name to Infiniti Systems Group, Inc.

The Company is a reseller for Microsoft and McAfee products for many of our clients.  We market our managed IT services to the small to medium businesses and our security staffing sales to Fortune 1000 companies.  Our client base is across many industries including healthcare, financial, manufacturing, construction, transportation, non-profits and government.  Infiniti is now specializing in IT security and information technology consulting for companies in the Midwestern United States.  Infiniti’s security division provides product and service support in the Windows security, Unix and Linux security, Internet security, the latest on intrusion detection and prevention, disaster recovery and business continuity planning.  The consulting division provides network support, application development, staffing and recruiting for many companies in the Midwestern United States.

Managed Services

Infiniti’s managed services is a cost effective approach to outsourcing some or all effort required to build or maintain an IT infrastructure environment. “Infrastructure” refers to:

•	computers that function as servers and workstations;
•	hubs, switches, routers making up hard wired and wireless connectivity;
•	printers, scanners, tape drives and other workflow peripherals;
•	and software components relating to program and data backup, virus projection, and security.

Our managed services consists of:

•	Problem Resolution
•	Preventive Maintenance
•	Remote Access Support
•	Remote Monitoring
•	Dispatch Desk
•	Help Desk
•	Virtual CIO/CTO

Security Consulting

We offer a complete line of security service to help our clients develop, implement and maintain effective security awareness programs. We have developed an information security practice that is time-tested and client specific. We focus on the following areas:

•	Network Security and Vulnerability Assessment:
•	Network Penetration Testing:
•	Security Policies and Procedures (ISO 17799 compliant):
•	Security Awareness Training:
•	PCI Compliance Review:

Staffing Services

Our professional staffing and recruiting services provide the top IT talent for temporary and permanent placement for the lowest cost to our customers.  Infiniti will also complete the entire project as a turnkey operation, or assist our client’s staff with project completion as part of an in-house/outside consultant team approach.

Products

We also provide our clients with the latest in Firewalls/Gateway Security, Network/Internet Security and Messaging Security and Backup/Restore.

Market Opportunity

Infiniti has positioned itself in the IT consulting business by being able to market its services to small and mid-size firms, while also being able to capture the larger market for Fortune 1000 companies.  We continue to build partnerships with various vendors to enable us to offer unique support and solutions to our customers.   The market need for outside IT services continues to grow as businesses seek to save money by out-sourcing many of the necessary functions which our company offers.

Industry Overview

The IT service industry continues to be one of the fastest growing in the United States.  The dependency of most businesses on information technology platforms and security has grown at a pace relative to the development of the computer and internet businesses.  In addition, the recent recession has left businesses seeking ways to cut costs without risking damage to their companies.  One way has been outsourcing of certain services, including human resources, accounting, information technology and security.  Moreover, many companies have short-term staffing needs but concerns about fulltime employment costs and expenses (such as payroll taxes, disability and workers’ compensation premiums, health insurance contributions and employment related liabilities).  Our staffing solutions provide a way for our clients to get the short-term staffing they need for projects while avoiding these potential liabilities.  Our competition is large with staffing and security companies, but our pricing gives us a competitive advantage to open doors in this marketplace.

Continued Development

The Company plans to continue to develop each of its practice areas.  Part of our business model includes using contractors to deliver around 50% of our consulting work to minimize bench time for our staff after completion of projects.

We currently do not own any intellectual property but are working in healthcare space to develop a product to better handle medical processing of claims and significantly reduce medical costs.  We have not yet chosen a name for this product.  Our plan is to have the product developed by the end of 2012, with a number of installations to commence in 2013.  This product could provide significant growth to our revenue and profitability.

ITEM 1A.       RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting. We plan to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404. We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

We will incur increased costs as a public company which may affect our profitability and an active trading market.

As a public company, we will incur significant legal, accounting and other expenses that it did not incur as a private company. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. We expect that full compliance with these new rules and regulations will significantly increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact our financial results. To the extent our earnings suffer as a result of the financial impact of our SEC reporting or compliance costs, our ability to develop an active trading market for our securities could be harmed.

There is no guarantee the Company can achieve or maintain profitability, and if the Company cannot generate sufficient revenues and profitability, it will be unable to build a sustainable business and you could lose your entire investment.

The Company has been in its initial stage of product development and demonstration, and has generated limited revenues or profits to date.  The Company anticipates that, in time, it will generate sales and profits as a result of manufacturing, licensing and marketing its products.  However, there can be no assurance that the Company will achieve revenues and profitability at the levels projected in management’s financial projections, or at all.  If the Company cannot generate sufficient revenues and profitability, it will be unable to build a sustainable business and you could lose your entire investment.

Potential investors should be aware of the problems, delays and expenses encountered by an enterprise in its development stage, many of which are beyond the Company’s control.  These include unanticipated manufacturing, marketing, operational and/or competitive problems, among others.  Revenues may be substantially lower, and costs and expenses may be substantially higher, than current estimates.  Potential investors should be aware of the difficulties normally encountered by new enterprises and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the expenses, difficulties, complications, delays and competition encountered in connection with the development of a business in the sports products industry.

The Company needs significant additional financing to fund its operations, and if adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures would be limited significant.

To date, the Company has financed its operations principally through capital infusions from its founders and a small group of investors.  The Company needs to raise additional funds through financing in order to be able to implement its business plan. There is no assurance that such financing will be available on commercially acceptable terms, or at all. If additional funds are raised through the issuance of shares, convertible debt or similar securities of the Company, the percentage of ownership of the Company’s shareholders will be reduced, and such securities may have rights or preferences superior to those of the Company’s securities issued pursuant to a new offering.  If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures would be limited significantly.

The Company’s products and services may not achieve market acceptance and the failure of the Company to achieve broad acceptance of its products and services would have a material adverse effect on the Company’s business, financial condition and results of operations

The Company’s growth and profitability will depend upon broad market acceptance of its products and services.  The overall success of the Company’s products and services is expected largely to depend on their acceptance and use by companies outside its current market in the Midwestern United States.  Market acceptance of the Company’s products and services may be adversely affected by a variety of factors, including product features, quality and pricing, the effectiveness of the Company’s sales and marketing efforts and competition.  The failure of the Company to achieve broad acceptance of its products and services would have a material adverse effect on the Company’s business, financial condition and results of operations.

Current and potential competitors, some of whom have greater resources and experience than the Company, may develop products and services that may cause demand for, and the prices of, its products to decline.

The Company will likely experience a competitive market subject to rapid change, and may be adversely affected by new product and service introductions and other market activities of competitors.  Additionally, competitors may combine with each other, and other companies may enter the Company’s markets by acquiring or entering into strategic relationships with its competitors.  Current and potential competitors may establish cooperative relationships among themselves or with third parties to increase the abilities of their existing products and services to address the needs of our prospective customers.

Many of the current and potential competitors have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than the Company.  They may be able to develop products and services comparable or superior to those offered by the Company, adapt more quickly than the Company to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products and services than the Company.  If the Company is not able to compete effectively in its markets, it may not succeed in its business plan.

The Company relies on the services of key personnel, and the failure to attract, motivate and retain these employees could harm the Company’s business.

The Company’s future performance depends to a significant degree on the continued service of a few full and part time key technical and managerial personnel, including without limitation its Chief Executive, Treasurer and Corporate Secretary.  If the Company loses the services of any of these individuals, its business, operating results and financial condition could be materially and adversely effected.  The Company’s future success also depends on its continuing ability to attract and retain highly qualified sales, technical, customer support, and managerial personnel.  There can be no assurance that the Company will be able to retain its key employees, or that it can attract, assimilate and retain other highly qualified personnel in the future.  The failure to attract, motivate and retain these employees could harm the Company’s business.

Adverse general economic conditions also could reduce sales of our products and adversely affect our business.

Our products and services are technical in nature and are, therefore, depends on the state of information technology for businesses. Our customers’ purchases of our products and services could decline during periods when disposable income is lower, or periods of actual or perceived unfavorable economic conditions, when projects could be scarce or funds unavailable for outsourcing of information technology needs. Any significant decline in these general economic conditions or uncertainties regarding future economic prospects that adversely affect business spending could lead to reduced sales of our products and services. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

The Company relies upon third-party manufacturers, and the Company may not be able to maintain these relationships. The failure of the Company to maintain and renew these relationships on terms favorable to the Company could adversely affect its business, operating results and financial condition.

While the Company currently has relationships with the key software manufacturers, it will need to secure contracts with these key suppliers and distributors.  There is no assurance that these relationships will be maintained or that the Company will be able to renew these contractual relationships on terms favorable to it or at all.

The Company may encounter difficulties in managing its growth, which could prevent it from executing its business strategy.

If the Company achieves its growth objectives, such growth would place a strain on its management systems and resources.  The Company’s ability to compete effectively and to manage future growth, if any, will require it to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, and to expand, train and manage its employee work force.  There can be no assurance that the Company will be able to successfully do so, which could adversely affect its business, operating results and financial condition.

The Company’s business relies upon utilization of software platforms developed and implemented by third parties.

The Company’s security division and consulting division utilize software platforms in Windows, Unix and Linux which were developed and implemented by third parties.  Any material changes to these software platforms which are not available to the Company could result have a material adverse effect on our business, financial condition, and results of operations.

The Company has never declared or paid a dividend, and does not anticipate paying cash dividends for the foreseeable future.

The Company has never declared or paid any cash dividends on its stock.  The Company currently intends to retain any future earnings for funding growth and, therefore, the Company does not currently anticipate paying cash dividends on its stock in the foreseeable future.  Any determination to pay dividends in the future will be at the discretion of the Board of Directors and will depend upon the Company’s results of operations, financial condition, and such other factors as the Board of Directors, in its discretion, deems relevant.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes, as well as proposed legislative initiatives, are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Future sales of shares of our common stock may decrease the price for such shares.

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. We may also register certain shares of our common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under our stock option plans, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of our shareholders either individually or in the aggregate causes a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede our ability to raise future capital.

Other Risks

Mergers of the type we just completed with Infiniti are often heavily scrutinized by the SEC and we may encounter difficulties or delays in obtaining future regulatory approvals which would negatively impact our financial condition and the value and liquidity of your shares of common stock.

On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that we will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority (“FINRA”) which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that we may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, our financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

The elimination of monetary liability against our directors, officers and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to our company and shareholders, and we are prepared to give such indemnification to our directors and officers to the extent provided by Florida law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and shareholders.

Our common stock is currently quoted on the OTCQB. Since none of our securities are registered under Section 12 of the Securities Act of 1933, as amended,  our stock may be delisted from the OTCQB.

The OTCQB is an automated quotation system. One of the listing requirements for the OTCQB is that the issuer register its securities under Section 12 of the Securities Act of 1933, amended.  In view of these factors, our stock may be delisted from the OTCQB.  In such an event, we would be required to register our common stock under Section 12 and reapply to the OTCQB for quotation.

 Our common stock is currently thinly trading.  You may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted on the OTCQB market; however it is thinly traded (meaning that there is not a great deal of daily volume in trades).  Any trading volume we may develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCQB  stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our common stock has been thinly trading and, trading is likely to continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

Our common stock will be subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Our common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act Of 1934, as amended, to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects any market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person’s account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•      the basis on which the broker or dealer made the suitability determination, and
•      that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The Company maintains a website at www.infinitisystems.com.

Employees

As of December 31, 2011, we had 19 full-time employees, of whom 3 are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts.  We have never experienced a major work stoppage, strike or dispute.  We consider our relationship with our employees to be good.  We also employ 14 independent contractors as consultants.

Bankruptcy Proceedings during the Past Five Years

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Domain Names

Major Customers

While the Company does business with many Fortune 500 companies in the Northeast Ohio area, no single client can be classified as a major customer.

Research and Development Activities

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2010 or 2011.

Environmental Laws

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.         PROPERTIES.

Office Locations

We maintain our principal offices at 6980 South Edgerton Road, Brecksville, Ohio 44141-3184.  We also have a presence in Raleigh, North Carolina.  The lease for the Brecksville office expires in March 2012, and we are currently exploring options for new office space in the area.  Our telephone number is 440-546-9440..  The Company's management believes that the leased premises are suitable and adequate to meet its needs. We pay monthly rent of $6,730 for approximately 5,000 square feet of office space

ITEM 3.          LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which we are a party, and to our knowledge, there are no material proceedings to which any of our directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.          MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol "LNWZ."  The following table shows the price range of our Common Stock for each quarter during the years ended December 31, 2011 and 2010.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and were have been adjusted to reflect the several stock splits as if it had occurred at the beginning of the earliest period presented.

Quarter Ended	High	Low

Fiscal Year 2011
Fourth Quarter	$0.12	$0.07
Third Quarter	$0.15	$0.10
Second Quarter	$0.20	$0.15
First Quarter	$0.20	$0.20

Fiscal Year 2010
Fourth Quarter	$0.43	$0.20
Third Quarter	$0.066	$0.066
Second Quarter	$0.31	$0.066
First Quarter	$0.35	$0.31

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.  As of April 4, 2012, an aggregate of 51,945,563 shares of our common stock were issued and outstanding.

Common Stock    Each outstanding share of common stock entitles the holder thereof to one vote per share on all matters. Stockholders do not have preemptive rights to purchase shares in any future issuance of our common stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of common stock.

 The holders of shares of our common stock are entitled to dividends out of funds legally available when and as declared by our board of directors. Our board of directors has never declared a cash dividend and does not anticipate declaring any dividend in the foreseeable future. Should we decide in the future to pay dividends, as a holding company, our ability to do so and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors and preferred stockholders.

Preferred Stock . Our Articles of Incorporation also provide that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001 per share. As of the date of this report, there are no shares of preferred stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Holders

As of April 4, 2012, there are approximately 72 shareholders of our common stock.

Transfer Agent and Registrar

Olde Monmouth Stock Transfer is currently the transfer agent and registrar for our common stock.  Its address is 200 Memorial Parkway, Atlantic Highlands, NJ 07716.  Its phone number is (732) 872-2727.

Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2011.  Our Board of Directors may adopt an equity compensation plan in the future.

Recent Sales of Unregistered Securities

Pursuant to the Agreement, on January 31, 2012, the Infiniti Shareholders acquired 30,000,000 post-split common shares of League Now.  Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion and analysis of the results of operations and financial condition of Infiniti should be read in conjunction with the Selected Combined and Consolidated Financial Data, Infiniti’s financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

Results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010.

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Infiniti Systems Group, Inc.	Year Ended	Year Ended
Statement of Operations	31-Dec-11	31-Dec-10

Revenue	3,657,752	3,362,058

Cost of Goods Sold	2,935,586	2,614,401
Sales/Marketing/Recruiting	232,018	147,753
Bank & Interest Expense	102,931	102,218
General & Administrative	491,111	428,210
Depreciation and Amortization	8,974	7,152
Profit/(Loss) from Operations	(112,868)	62,324
Other Income or (Loss)	0	0
Net Loss Before Taxes	(112,868)	62,324
Income Tax	0	0

Net Loss	(112,868)	62,324
Net Loss Per Share	(1,129)	623

Revenue:

Revenue increased by $295,694 to $3,657,752 for the year ended December 31, 2011 from $3,362,058for the year ended December 31, 2010.

Cost of Goods Sold

Cost of Goods Sold has increased to $2,935,585 for the year ended December 31, 2011 from $1,992,666 for the year ended December 31, 2010.  The increase is primarily due to the decrease in sales margin (increase in cost of equipment/licenses) of the Company’s products and services.

Operating Expenses:

Operating expenses increased by $149,701 or 22% to $835,034 for the year ended December 31, 2011 from $685,333 for the year ended December 31, 2010.   The increase in operating expenses was primarily due to the addition of sales and recruiting staff plus the need to avail the services of a factoring company (funding source for large transactions).

Loss from Operations:

Loss from operations was $112,868 for the year ended December 31, 2011 compared to a profit of $62,324 for the year ended December 31, 2011 mainly due to the increase in Cost of Good Sold and Operating Expenses described above.

Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $112,868 for the year ended December 31, 2011 compared to a profit of $62,324 for the year ended December 31, 2011 mainly due to the increase in Cost of Good Sold and Operating Expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had net current liabilities of $874,230 compared to $954,291 as of December 31, 2010. Our balance of cash and cash equivalents at December 31, 2011 was $13,005 compared to $64,194 at December 31, 2010.

Operational cash flow

We had operating cash outflows in the year ended December 30, 2011 of $51,189, and $53,692 in the year ended December 30, 2010.  Our primary uses of cash have been for marketing expenses, employee compensation, product development and working capital. All cash we receive has been expended in the furtherance of growing assets.

Financing cash flows

We may not have sufficient resources to fully develop any new products or technologies or expand our inventory levels unless we are able to raise additional financing.  We can make no assurances these required funds will be available on favorable terms, if at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Additionally, these conditions may increase costs to raise capital and/or result in further dilution.  Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing to fund product development and increasing inventory levels can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to our customers through price increases on the release of these new/enhanced products into the market and hence the management do not expect inflation to be a significant factor in our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.  Some of the critical accounting estimates are detailed below.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As of December 31, 2012, there were no changes in or disagreements with accountants on accounting or financial disclosure matters.

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

•	it requires assumptions to be made that were uncertain at the time the estimate was made, and
•	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

We base our estimates and judgments on our experience, our current knowledge, and our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense. We plan to calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.   The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we will be required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws.  In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain.  In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities.  We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions.  Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions.  Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities.

New Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update ("ASU") 2011-11, Balance Sheet - Offsetting. This guidance requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments.  The standard is effective for us as of January 1, 2013 and will not materially impact our financial statement disclosures.

In September 2011, the FASB issued ASU 2011-08, "Testing Goodwill for Impairment."  This guidance provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact on our financial condition, results of operations, or financial statement disclosures.

In May 2011, FASB issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value."  These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

Recent Events

Change in Officers and Directors

On January 20, 2012, the Board of Directors of the Company elected Mario Barton, John Bianco and D. Bruce Veness to serve as Directors of the Company.  The Board also elected John Bianco to serve as the President and Chief Executive Officer, Lisa Bischof to serve as Treasurer and Chief Financial Officer and Bruce Veness to serve as Secretary and Chief Operating Officer.

(a)    Resignation of Officers
On the Closing Date, Mario Barton resigned as our President, Treasurer, Secretary, Chief Executive Officer and Chief Financial Officer. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

(b)   Appointment of Directors and Officers
The following persons were appointed as to the positions listed by their name in the table below at Closing:

NAME	AGE	POSITION
John L. Bianco	61	President/CEO and Director
Mario Barton	62	Director
D. Bruce Veness	60	Corporate Secretary/COO and Director
Lisa Bischof	43	Treasurer/CFO

Off Balance Sheet Arrangements

As of December 31, 2011, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of December 31, 2011.

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability.  These generally relate to lawsuits, claims, environmental actions or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim.  If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the U.S., an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements.

Effects of Inflation

During the periods for which financial information is presented, the Company’s business and operations have not been materially affected by inflation.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this item.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements are included and may be found at pages 30 through 50.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 9A.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes there are no material weaknesses in internal controls and procedures parting that the Company believes it has sufficient personnel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2011, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter ended December 31, 2011, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 9B.      OTHER INFORMATION.

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all current officers and directors of the Company.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

NAME	AGE	POSITION
John L. Bianco	61	President/CEO and Director
Mario Barton	62	Director
D. Bruce Veness	60	Corporate Secretary/COO and Director
Lisa Bischof	43	Treasurer/CFO

The business background descriptions of the newly appointed director and officer are as follows:

John L. Bianco, President/CEO and Director

Since 1995, Mr. Bianco has served as the founder and chief executive officer of Infiniti Systems Group, Inc.  Prior to this, Mr. Bianco was the Vice President and Divisional Manager of Systemation for over 20 years until it was sold to Cap Gemini in 1989.  Mr. Bianco remained with Cap Gemini until he founded Infiniti.  Mr. Bianco is a member of the Society of Information Management and acting CIO for many companies in an outsourced IT environment.  He also serves on several advisory boards for colleges in Northeastern Ohio, helping to develop and maintain IT educational interest for college majors.

D. Bruce Veness, Corporate Secretary/COO and Director

Since 2005, Mr. Veness has served as the Vice President of Infiniti Systems Group, Inc., responsible for marketing plan development and execution, recruiting oversight, customer and channel partner contracts and general business operations.  Prior to joining Infiniti, Mr. Veness was the President and CEO of MV3 Innovations, LLC.  MV3 offered a variety of ASP products, featuring Corporate University, a learning management system that facilitated development, delivery and administration of Web-based training programs.  Prior to joining MV3, Mr. Veness was the Vice President of Sales Operations for QRS Corporation.  QRS was a $145 million publicly-held corporation that provides network, e-Commerce, and value-added application services for the retail B2B industry.  Mr. Veness was responsible for all sales support functions including budget management, training, professional services/consulting, contract and compensation management.  In 1995, QRS acquired ShipNet Systems, where Mr. Veness was a principle.  He managed all customer facing activities for ShipNet, whose primary offering was a logistics management service, also in an ASP environment.

Lisa Bischof, Treasurer/CFO

Ms. Bischof is currently the Accounting Manager and Controller for Infiniti System Group, Inc., and has been a key contributor to the Company’s success over the last 8 years.  Ms. Bischof attended Ohio University where she majored in Business Administration.

Mario Barton , Director

Mario Barton was the sole officer of the Company prior to the Company’s acquisition of Infiniti Systems Group, Inc.  Prior to that, for the past five years, prior to the Corporation’s acquisition of Pure Motion, Inc., Mr. Barton served as Chief Executive Officer of Pure Motion, Inc. Mr. Barton attended the University of California at Los Angeles from 1969  to 1974.

            There are no arrangements or understandings between our officers and directors and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there are no arrangements, plans or understandings as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs.

Family Relationships

Lisa Bischof, our Treasurer/CFO is the daughter of John Bianco our President/CEO.  There are no other family relationships between any of our officers and directors.

Other Directorships

Other than as indicated within this section none of the Company's directors hold or have been nominated to hold a directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act (the "Act") or subject to the requirements of Section 15(d) of the Securities Act of 1933 or any or any company registered as an investment company under the Investment Company Act of 1940.

Involvement In Certain Legal Proceedings

During the past five years, the Company's officers and directors have not been involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During 2011, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

Indemnification

The General Corporation Law of Florida provides that directors, officers, employees or agents of Florida corporations are entitled, under certain circumstances, to be indemnified against expenses (including attorneys' fees) and other liabilities actually and reasonably incurred by them in connection with any suit brought against them in their capacity as a director, officer, employee or agent, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. This statute provides that directors, officers, employees and agents may also be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by them in connection with a derivative suit brought against them in their capacity as a director, if they acted in good faith and in a manner they reasonably believed to be in or not opposed to the best interests of the corporation, except that no indemnification may be made without court approval if such person was adjudged liable to the corporation.

Our Certificate of Incorporation provides that we shall indemnify any and all persons whom we shall have power to indemnify to the fullest extent permitted by the Florida Corporate Law. Article VII of our By-Laws provides that we shall indemnify our authorized representatives to the fullest extent permitted by the Florida Law. Our By-Laws also permit us to purchase insurance on behalf of any such person against any liability asserted against such person and incurred by such person in any capacity, or out of such person's status as such, whether or not we would have the power to indemnify such person against such liability under the foregoing provision of the by-laws.

The foregoing discussion of indemnification merely summarizes certain aspects of indemnification provisions and is limited by reference to the above discussed sections of the Florida Corporation Law.

The Company's Articles of Incorporation and Bylaws provide that the Company may indemnify to the full extent of its power to do so, all directors, officers, employees, and/or agents.  Insofar as indemnification by the Company for liabilities arising under the Securities Act may be permitted to officers and directors of the Company pursuant to the foregoing provisions or otherwise, the Company is aware that in the opinion of the Commission, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2011 and 2010.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.  The following information includes the aggregated Company Options issued to the Company's executive officers pursuant to the Merger and those issued under the LTIP.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards ($)(1)	Non- Equity Incentive Plan Compensation	Non- Qualified Deferred Compensation Earnings	All Other Compensation	Total

James Pregiato (1),	2011	$-	-	-	-	-	-		$-
Former President, Chief Executive Officer, Secretary, Treasurer (Principal Executive Officer and Principal Financial Officer)	2010	$12,000	-	-	-	-	-		$12,000

Mario Barton (2),	2011	$-	-	-	-	-	-	-	$-
Chief Executive Officer, Treasurer, Secretary(Principal Executive Officer and Principal Financial Officer)	2010	-	-	-	-	-	-	-	$-

(1)	James Pregiato served in these offices through October 6, 2010.
(2)	Mario Barton was appointed to these offices on October 6, 2010.

The following table sets forth all cash compensation paid by Infiniti, for the year ended December 31, 2011.  The table below sets forth the positions and compensations for each officer and director of Infiniti.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
John L. Bianco President/Chief Executive Officer	2011	$80,300	-	-	-	-	-	-	$80,300

D. Bruce Veness, Vice President	2011	$74,769	-	-	-	-	-	-	$74,769

Lisa Bischof, Controller	2011	$40,000	-	-	-	-	-	-	$40,000

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during period ending December 31, 2011 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

There are no employment agreements or consulting agreements with any of the Company's executive officers.  All executive officers are employed through a verbal compensation arrangement.

Director Compensation

The Company does not pay cash fees to directors who attend regularly scheduled and special board meetings; however, we may reimburse out-of-state directors for costs associated with travel and lodging to attend such meetings.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Securities Ownership Table

As of the date of this filing, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified Company Options, Company Warrants, and convertible securities that are currently exercisable or convertible into shares of the Company's Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Company Options, Company Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mario Barton 11407 North 78th Street Scottsdale, AZ 85260	103,676	Less than 1%

John L. Bianco 6980 South Edgerton Road Brecksville, OH 44141	29,000,000	55.8%

Lisa Bischof 6980 South Edgerton Road Brecksville, OH 44141	300.000	Less than 1%

D. Bruce Veness 6980 South Edgerton Road Brecksville, OH 44141	700,000	Less than 1%

Mr. James Pregiato 4075 Carambola Circle North Coconut Creek, Florida 33066	13,307,848	25.6%

All Officers and Directors	30,103,676	57.95%

(1)	Based on 51,945,563 shares of common stock issued and outstanding after the close of the Transaction.

Under Rule 144 promulgated under the Securities Act, our officers, directors and beneficial shareholders may sell up to one percent (1%) of the total outstanding shares (or an amount of shares equal to the average weekly reported volume of trading during the four calendar weeks preceding the sale) every three months provided that (i) current public information is available about the Company, (ii) the shares have been fully paid for at least one year, (iii) the shares are sold in a broker’s transaction or through a market-maker, and (iv) the seller files a Form 144 with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2011, all Reporting Persons timely complied with all filing requirements applicable to them.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2011.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by League Now Holdings, Inc.

 Audit Fees.   Harris F. Rattray, CPA,  billed the Company $15,250 for professional services rendered for the annual audit for the year ended December 31, 2011, the quarterly review of the Company's financial statements for 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

William A. McGrath, CPA billed the Company $3,325 for professional services rendered for the annual audit for the year ended December 31, 2010, the quarterly review of the Company's financial statements for 2010, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees.  William A. McGrath, CPA billed the Company $3,840 for the preparation of tax returns for the fiscal years ended December 31, 2011.  William A. McGrath, CPA also billed the Company $3,075 for the preparation of tax returns for the fiscal years ended December 31, 2010.

All Other Fees.  We incurred no other fees for the years ended December 31, 2011 and 2010.

 ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Exhibit No.	Description

2.1	Stock Purchase Agreement and Share Exchange by and between League Now Holdings Corporation and Infiniti Systems, Group, Inc., dated January 30, 2012 (incorporated by reference to Exhibit 3.1 to League Now Holdings Corporation’s

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to League Now Holdings Corporation’s Registration Statement on Form SB-2, filed on February 1, 2008)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to League Now Holdings Corporation’s Registration Statement on Form SB-2 filed on February 1, 2008)

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    April 11, 2012

League Now Holdings Corporation

By:	/s/ John Bianco
John Bianco Chief Executive Officer

By:	/s/ Lisa Bischof
Lisa Bischof Chief Financial Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Bianco and Lisa Bischof and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments, supplements or other documents relating to this Annual Report on Form 10-K he deems necessary or appropriate, and do file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that such attorney-in-fact or their substitute may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bianco	Chief Executive Officer	April 11, 2012
John L. Bianco

/s/ Lisa Bischof	Chief Financial Officer	April 11, 2012
Lisa Bischof

/s/ D. Bruce Veness	Secretary, Chief Operating Officer	April 11, 2012
D. Bruce Veness

/s/ Mario Barton	Director	April 11, 2012
Mario Barton

HARRIS F. RATTRAY CPA
1601 Palm Avenue #114
Pembroke Pines FL 33026

April 12, 2012

The Board of Directors
League Now Holdings Corporation
Brecksville, Ohio

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

 I have audited the accompanying consolidated balance sheets of, League Now Holdings Corporation and subsidiary (the "Company")) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of League Now Holding Corporation, and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated net losses of $207,175 and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harris F. Rattray CPA
Harris F. Rattray CPA
Pembroke Pines, Florida

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
As at December 31,

	2011	2010
ASSETS

Current assets:
Cash	$7,281	$6,436
Accounts receivable	302,872	314,621
Other current assets	21,204	10,784
Total current assets	331,357	331,841

Property and equipment, net	1,719	12,092
Goodwill	879,253	695,793
Patent, net	-	14,833

Total assets	$1,212,329	$1,054,559

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$331,755	$1,070,106
Accrued expenses and other current liabilities	162,038	4,865
Stockholder' notes and debentures	94,860	126,000
Accrued interest, stockholders' notes and debentures	-	4,400
Current portion of long term loans	41,302	-
Total current liabilities	629,955	1,205,371

Notes payable, less current maturities	599,075	-
Long term loans	68,724	-
	667,799	-
Total liabilities	1,297,754	1,205,371
Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized 10,000,000 shares:	$-	$-
none issued and outstanding as of December 2011 and 2010
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 47,248,851 shares as of
December 31,2011 and 2010 respectively	47,549	47,549
Additional paid in capital	74,201	74,201
Accumulated deficit	(207,175)	(272,562)
Total stockholders' deficiency	(85,425)	(150,812)
Total liabilities and stockholders' deficiency	$1,212,329	$1,054,559

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31,

	2011	2010

Revenues	$9,800	$63,768

Cost of Sales	5,583	4,361

Gross Profit	4,217	59,407

Expenses:
General and administrative	19,442	57,656
Depreciation and amortization	25	619

Total expenses	19,467	58,275

(Loss)/profit from operations	(15,250)	1,132

Other income-debt forgiven	80,637	-

Profit before provision of income taxes	65,387	1,132

Provision for income taxes	-	-

Net profit	$65,387	$1,132

Net rofit per share-Basic and Diluted	$-	$-

Weighted average number of shares of
common stock outstanding basic and diluted	47,548,851	47,248,851

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS COPORATION
Statements of Stockholders' Deficiency
As of December 31, 2011 and 2010

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2010	2,859,268	$2,859	$118,891	$(273,694)	$(151,944)

Shares issued pursuant to a 16 for 1 forward
split for common stock of stockholders on
record at the close of business	43,189,020	43,189	(43,189)		-
on October 21, 2010

Shares issued in connection with the share
exchange agreement for the acquisition
of Pure Motion Inc. on October 28,2010	1,500,563	1,501	(1,501)		-

Net Profit, December 31, 2010				1,132	1,132

BALANCE DECEMBER 31, 2010	47,548,851	$47,549	$74,201	$(272,562)	(150,812)

Net Profit, December 31, 2011				65,387	65,387

BALANCE DECEMBER 31, 2011	47,548,851	$47,549	$74,201	$(207,175)	(85,425)

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit	$65,387	$1,132
Adjustments to reconcile increase/(decrease) in net assets to cash provided by operating activities:
Depreciation	7,926	619
Changes in operating assets and liabilities:
Increase in inventory	-	(314,621)
Accounts receivable	11,749	-
Other current receivables	(10,420)	(10,784)
Stockholder notes and debentures	(35,540)	-
Accounts payable	(738,351)	958,441
Increase/(decrease) in accrued expenses and
other current liabilities	157,172	(33,787)
Current portion of long term loans	41,302	-

Net cash (used in)/provided by operating activities	(500,776)	601,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale/( purchase) of property and equipment	2,447	(12,711)
Goodwill	(183,459)	(695,793)
Sale (purchase) of patent	14,833	(14,833)
Net cash (used in) investing activities	(166,179)	(723,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	599,075	128,773
Proceeds from long term loans	68,724	-
Net cash provided by financing activities	667,799	128,773

INCREASE IN CASH	845	6,436

CASH - BEGINNING OF YEAR	6,436	-

CASH - END OF YEAR	$7,281	$6,436

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011

NOTE 1          BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles for consolidated financial information and the instructions to Form 10-K and rules and regulations of the Securities and Exchange Commission. The consolidated financial statements are presented on the accrual basis. The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 as its annual year-end.

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

On January 20, 2012 the company entered into a Stock Purchase Agreement and Share Exchange (the “Agreement”) with Infiniti Systems Group, Inc. (“Infiniti”). Pursuant to the Agreement, the Company agreed to issue 30 million common shares of its common stock to the shareholders of Infiniti in exchange for 100% of the issued and outstanding capital stock of Infiniti.  The shares issued to the shareholders of Infiniti represent 60% of its issued and outstanding capital stock on a fully diluted basis (the “Stock Consideration”). In addition, the Chief Executive Officer and Chief Financial Officer, Mario Barton, has resigned from those offices.  John Bianco, the Chief Executive Officer of Infiniti, has agreed to serve as the Company’s new President and Chief Executive Officer.  The new Treasurer and Chief Financial Officer is Lisa Bischof, and the new Secretary and Chief Operating Officer is D. Bruce Veness. The transactions contemplated by the Agreement were closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof.  Contemporaneously with the closing, Pregiato agreed to cancel 25,803,288 shares of the common stock which were held by him.

Infiniti Systems Group, Inc was organized under the laws of the State of Ohio on January 2 1995. The Company provides technology integration services to businesses. These services include management consulting, e-business services, application development, facilities development and network development. The Company’s principal office is in Brecksville, Ohio, with an additional office in Raleigh, North Carolina. On December 11, 1998, the Company changed its corporate name from J.L. Consulting, Inc. to Infiniti Systems Group, Inc.

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

Profit/(Los)s Per Share Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of December 31, 2010 and 2009, there were no common share equivalents outstanding.

Business Segments - The Company operates in one segment and therefore segment information is not presented.

Financial Instruments The carrying amounts reported in the balance sheet for the accounts payable, accrued expenses, notes payable and note payable related party approximate fair value based on the short term maturity of these instruments.

Revenue Recognition - The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2          GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $348,598 and a stockholder's deficiency of $85,425 and as of December 31, 2011. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3          SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents - Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. as of December 31, 2010. There are no outstanding stock options or stock warrants that would have affected the computation.

Revenue Recognition - The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major renewals and betterments that extend over the useful lives of property and equipment are capitalized. Depreciation and amortization of property and equipment is recorded using the straight-line method over the estimated useful life of the relative assets, which range as follows:

Furniture & Fixtures                                                  5-7 years
Office Equipment                                                       5-7 years
Computer Software                                                    5

Expenditures for maintenance and repairs are charged to expense as incurred

Fair Value of Financial Instruments - The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

No such items existed as of December 31, 2011 or 2010.

Recent Accounting Pronouncements - In January 2010, the FASB issued guidance requiring new disclosures and clarifying existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, the amendments now require a reporting entity to:

•     Disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•     Present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

In addition, the guidance clarifies the requirements of the following disclosures:

•     For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•     A reporting entity is to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company adopted the revised disclosure guidance in the first quarter of 2009 and the adoption did not have a material impact on the Company’s financial statements as of and for the years ended December 31, 2010 and 2009.

In February 2010, the FASB issued an update which amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have a material effect on the Company’s financial statements upon adoption.

Subsequent Events - Management has evaluated subsequent events to determine whether events or transactions occurring through January 17, 2012, the date on which the financial statements were available to be issued, will require potential adjustment to or disclosure in the Company’s financial statements.

NOTE 4          ACQUISITION AND CANCELLATION OF PURE MOTION TRANSACTION

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

NOTE 5         PROPERTY AND EQUIPMENT

The following is a summary of property and equipment for the years ending December 31:

	2011	2010

Computers and Peripherals	181,952	12,070

Office equipment	59,816	12,070

Computer Software	28,423	12,683
	270,191	24,753
Less: Accumulated depreciated	268,472	(12,661)

	$1,719	$12,092

NOTE 6          GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of the acquired business. Goodwill was $879,253 and $695,793 at December 31, 2011 and 2010 respectively.

NOTE 7          NOTES PAYABLE

At December 31, 2011, notes payable consisted of certain revolving lines of credit aggregating $599,075.  The notes bear interest between 0% and 22.24% per annum.

Line of Credit – Independence Bank – The Company has a $350,000 revolving line of credit with is bank, all of which was used at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 1.25% over the bank’s prime rate.  Interest is payable monthly.  The credit line is secured by all assets of the Company, including accounts receivable, inventory (if acquired), office equipment and the personal guaranty of an officer/stockholder.

Line of Credit- Other – The Company has a $100,000 revolving line of credit with Wells Fargo, $160 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 7.75% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Convertible Debentures – On March 1, 2010, the Company renewed convertible debentures in the amount of $25,000.  The debentures pay quarterly interest of 14% and mature February 28, 2012.  Upon maturity, principal and unpaid interest are payable in four equal, interest-free quarterly installments, the first of which is due on month after maturity.  Prepayments of principal and interest are prohibited unless agreed to by the debenture holder.  The debentures may be converted after November 1, 2011 and prior to maturity.  The debentures are convertible into a number of common shares equal to one share of common stock for each $25,000 of principal owing on the conversion date.  Any accrued but unpaid principal owed at the time of conversion is to be paid in cash.  The debenture requires that any distribution to stockholders made while the debenture is outstanding be accompanied by a payment to the debenture holder in the amount that would have been received by the debenture holder had the debenture been converted to common stock immediately prior to the stockholder distribution.

NOTE 8          LONG TERM LOANS

Convertible Debentures – On March 1, 2010, the Company renewed convertible debentures in the amount of $25,000.  The debentures pay quarterly interest of 14% and mature February 28, 2012.  Upon maturity, principal and unpaid interest are payable in four equal, interest-free quarterly installments, the first of which is due on month after maturity.  Prepayments of principal and interest are prohibited unless agreed to by the debenture holder.  The debentures may be converted after November 1, 2011 and prior to maturity.  The debentures are convertible into a number of common shares equal to one share of common stock for each $25,000 of principal owing on the conversion date.  Any accrued but unpaid principal owed at the time of conversion is to be paid in cash.  The debenture requires that any distribution to stockholders made while the debenture is outstanding be accompanied by a payment to the debenture holder in the amount that would have been received by the debenture holder had the debenture been converted to common stock immediately prior to the stockholder distribution.

In October, 2009, the Company obtained a $116,213 term loan from Grand Bay of Brecksville a Limited Partnership with interest at 6% per annum on the outstanding balance.    The loan requires forty-three monthly payments of interest and principal.

During 2009, the Company obtained two $25,000 SBA-backed term loans from commercial banks.  Each loan requires 84 monthly payments of $390 and includes interest at 4.75% above the bank’s prime rate.  The originating interest is 8% for each loan.

NOTE 9          NOTE PAYABLE – RELATED PARTY

During the period starting June 6, 2008 to date, the Company borrowed sums totaling $94,860 from the officers of the company. The note is non-interest bearing and has no fixed repayment dates.

NOTE 10        STOCKHOLDERS’ DEFICIENCY

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

NOTE 11        RENTALS UNDER OPERATING LEASES

The Company conducts its Cleveland operations from a leased facility.  The Cleveland office lease requires a monthly payment of $6,347 and expires in March, 2012.  Rent expense, amounted to $69,430 (2010) and $218,616 (2009).

The future minimum rental payments required under the Company’s current operating leases is $19,040 for the year ended December 31, 2012.

In March, 2009, the Company converted rent arrearages in the amount of $138,454 into a term loan with its landlord.  The loan requires 48 monthly payments of $3,066 and bears interest at a fixed rate of 6%.  The loan is secured by an officer/stockholder of the Company.

NOTE 12                      SUBSEQUENT EVENTS

Other than the events  noted below,  the Company is not aware of any  subsequent events  which  would  require   recognition or disclosure  in  the  financial statements.

On January 12, 2012, the Company entered into a Share Exchange Agreement with Infiniti Systems Group Inc. (Infiniti) in which Infiniti would become a wholly-owned subsidiary of League Now Holdings Corporation upon closing of the transaction. The agreement made the transaction effective December 31, 2011, and as a result the audited consolidated income statements dated December 31, 2011 included the effect of a single day’s income and expenses for Infiniti Systems Group Inc.

The following pro forma statements are for  informational purposes only, are not indicative of future performance, and should not be considered indicative of actual results that would have been achieved had the recapitalization transactions actually been  consummated on the date or at the beginning of the periods presented.

The pro forma income statements below give effect to the acquisition and consolidation of Infiniti Systems Group as a wholly owned subsidiary, as if it had taken place on January 1, 2011.

LEAGUE NOW HOLDINGS CORPORATION
PROFORMA CONSOLIDATED INCOME STATEMENTS
FOR YEAR ENDED DECEMBER 31, 2011

	League	Infiniti
	Now	Systems	Proforma		ProForma
	Holdings	Group	Adjustments		Consolidated
Revenue
	-	3,577,115			3,577,115

Cost of sales	-	2,037,959			2,037,959
Gross Profit	-	1,539,156			1,539,156

Expenses:
General and administrative expenses	10,277	1,630,262			1,640,539
Interest expense		102,931			102,931
Depreciation		8,974			8,974
	10,277	1,742,167			1,752,444

(Loss) from operations	(10,277)	(203,011)			(213,288)

Other income	101,149	80,637			181,786
Net (loss) before taxes	90,872	(122,374)			(31,502)

Provision for income taxes	-	-			-

Net loss	90,872	(122,374)			(31,502)

Accumulated deficit - beginning of period	(312,679)	(1,232,109)	1,232,109	(A)	(312,679)
Accumulated deficit - end of period	(221,807)	(1,354,483)			(344,181)

The pro forma adjustment notes for the statement of operations are as follows:

A: Elimination of pre-acquisition losses.

HARRIS F. RATTRAY CPA
1601 Palm Avenue
Pembroke Pines, FL 33026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

The Board of Directors and Stockholders
Infiniti Systems Group, Inc.
Brecksville, Ohio

I have audited the accompanying balance sheet of Infiniti Systems Group, Inc., at December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Systems Group, Inc. at December 31, 2011 and 2010, and the related statements of operations and cash flows for the years ended December, 31 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 in the accompanying financial statements, as of December 31, 2011, the Company had a working capital deficit of $164,680, has not generated revenues and has accumulated losses of $1,269,987 since inception.  These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regards to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HARRIS F. RATTRAY CPA
Pembroke Pines, Florida
April 12, 2010,

INFINITI SYSTEMS GROUP, INC.
BALANCE SHEET
As at December 31,

	2011	2010
ASSETS

Current assets:
Cash	$7,281	$64,194
Accounts receivable	302,872	332,657
Other current assets	21,204	13,443
Total current assets	331,357	410,295

Property and equipment, net	1,718	4,653

Total assets	$333,075	$414,948

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$292,696	$251,133
Accrued expenses and other current liabilities	162,038	71,204
Current portion of long term loans	41,302	88,053
Total current liabilities	496,037	410,390

Notes and debentures payable - stockholders	599,075	790,902
Loans from stockholders	94,860	96,191
Long term loans	68,724	61,028
	762,658	948,121
Total liabilities	$1,258,695	$1,358,511

Stockholders' (Deficit):
Common stock, no par value; 750 shares authorized;
100 shares issued and outstanding as of December 31, 2010 and
December 31, 2009	500	500
Additional paid-in capital	343,868	203,550
Accumulated deficit	(1,269,987)	(1,147,613)
Total Stockholders' (deficit)	(925,619)	(943,563)
Total liabilities and stockholder deficit	$333,075	$414,948

The accompanying notes are an integral part of these financial statements

INFINITI SYSTEMS GROUP, INC.
STATEMENT OF OPERATIONS
For the Years Ended December 31,

	2011	2010

Revenues	$3,577,115	$3,288,837

Cost of Sales	2,037,959	1,850,738

Gross Profit	1,539,156	1,438,099

Expenses:
General and administrative	1,630,262	1,339,741
Interest expense	102,931	102,218
Depreciation and amortization	8,974	7,152

Total expenses	1,742,168	1,449,111

(Loss) from operations	(203,011)	(11,012)

Other income	80,637	73,336

Net (loss)/profit	$(122,374)	$62,324

Net (loss)/profit per share-Basic and Diluted	$(244.75)	$623.24

Weighted average number of shares of
common stock outstanding Basic and Diluted	500	500

The accompanying notes are an integral part of these financial statements

INFINITI SYSTEMS GROUP, INC.
Statements of Stockholders' Deficiency
As of December 31, 2011 and 2010

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2010	500	$500	$203,550	$(1,209,938)	$(1,005,388)

Net Profit, December 31, 2010				62,324	62,324

BALANCE DECEMBER 31, 2010	500	$500	$203,550	$(1,147,614)	(943,064)

Net Profit, December 31, 2011			140,318	(122,374)	(122,374)

BALANCE DECEMBER 31, 2011	500	$500	$343,868	$(1,269,987)	(1,065,437)

The accompanying notes are an integral part of these financial statements

INFINITI SYSTEMS GROUP, INC.
STATEMENT OF CASH FLOWS
For the Years Ended December 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/profit	$(122,374)	$62,324
Adjustments to reconcile increase/(decrease) in net assets to cash provided by operating activities:
Depreciation	8,021	7,152
Changes in operating assets and liabilities:
Accounts receivable	29,785	54,500
Other current receivables	(7,761)	(330)
Accounts payable	41,565	(124,611)
Increase/(decrease) in accrued expenses and
other current liabilities	90,833	(4,587)
Current portion of long term loans	(46,751)	-

Net cash provided by operating activities	(6,682)	(5,552)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,086)	(3,504)
Proceeds from property and equipment sold	-	-
Net cash (used in)/provided by investing activities	(5,086)	(3,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
( Decrease) in notes and debentures payable - stockholders	(191,827)	(12,800)
Increase/(decrease) in loan from stockholder	(1,331)	23,864
Increase in stockholders' equity	140,318	-
(Decrease)/Increase in long term loans	7,696	(36,822)
Net cash (used in)/provided by financing activities	(45,145)	(25,757)

(DECREASE)INCREASE IN CASH	(56,913)	(34,813)

CASH - BEGINNING OF YEAR	64,194	99,007

CASH - END OF YEAR	$7,281	$64,194

The accompanying notes are an integral part of these financial statements

INFINITY SYSTEMS GROUP, INC.
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2011

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Infiniti Systems Group, Inc was organized under the laws of the State of Ohio on January 2 1995. The Company provides technology integration services to businesses. These services include management consulting, e-business services, application development, facilities development and network development. The Company’s principal office is in Brecksville, Ohio, with an additional office in Raleigh, North Carolina. On December 11, 1998, the Company changed its corporate name from J.L. Consulting, Inc. to Infiniti Systems Group, Inc.

NOTE 2 - GOING CONCERN

The Company’s primary source of operating funds since inception has been its stockholders and note financings. The Company intends to raise additional capital through private debt and equity investors. There is no assurance whether the Company will be able to generate enough revenue and raise enough capital to support those operations. This raises substantial doubt about the Company's ability to continue as a going concern.

As shown in the accompanying financial statements, the Company incurred cumulative net losses as at December 31, 2011 of $1,269,987

Management states that they are confident that they can improve operations and raise the appropriate funds to grow their underlying business and acquire other businesses. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The Company's policy is to prepare its financial statements using the accrual basis of accounting in accordance with generally accepted accounting principles. The Company has elected December 31 as its annual year-end.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Equivalents - Cash and cash equivalents include cash and cash in banks. The Company maintains cash and cash equivalent balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000.

Net Earnings (Loss) Per Share - Basic earnings (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings (losses) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding. as of December 31, 2011. There are no outstanding stock options or stock warrants that would have affected the computation.

Revenue Recognition - The Company will recognize revenue upon completion of its services to be rendered or delivery of products to its customers.

Property and Equipment - Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major renewals and betterments that extend over the useful lives of property and equipment are capitalized. Depreciation and amortization of property and equipment is recorded using the straight-line method over the estimated useful life of the relative assets, which range as follows:

Furniture & Fixtures	5-7 years
Office Equipment	5-7 years
Computer Software	5

Expenditures for maintenance and repairs are charged to expense as incurred

Fair Value of Financial Instruments - The carrying amounts of cash, accounts payable, and accrued liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of our short term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuance of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

No such items existed as of December 31, 2011 or 2010.

Recent Accounting Pronouncements - In January 2010, the FASB issued guidance requiring new disclosures and clarifying existing disclosure requirements about fair value measurement. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  Specifically, the amendments now require a reporting entity to:

•     Disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and

•     Present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs.

In addition, the guidance clarifies the requirements of the following disclosures:

 •     For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•     A reporting entity is to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company adopted the revised disclosure guidance in the first quarter of 2009 and the adoption did not have a material impact on the Company’s financial statements as of and for the years ended December 31, 2011 and 2010.

In February 2010, the FASB issued an update which amends the subsequent events disclosure guidance.  The amendments include a definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated.  This guidance was effective upon issuance for the Company.

The Company does not believe that there are any other new accounting pronouncements that the Company is required to adopt that are likely to have a material effect on the Company’s financial statements upon adoption.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and Equipment include the following:

	December 31, 2011	December 31, 2010

Computer and peripherals	$181,952	$176,865
Office equipment	59,816	59,816

Computer software	28,424	28,424
	270,191	265,105
Less: accumulated depreciation	(268,472)	(260,452)
Property and Equipment, net	$1,718	$4,653

Depreciation expense amounted to $8,021 and $6,198 for the years ended December 31, 2011 and 2010, respectively.

NOTE 4 - INCOME TAX

The Company, with the consent of its original stockholders, elected under the Internal Revenue Code to be taxed as a sub-chapter S corporation. In lieu of corporate income taxes, the stockholders of an S Corporation are taxed on their proportionate share of the company’s taxable income. Therefore, no liability for Federal or Ohio income taxes has been included in the financial statements. North Carolina and Ohio City corporate income taxes were expensed when paid.-

NOTE 5 - NOTES PAYABLE

During the years ended December 31, 2011 and 2010, the Company issued certain revolving lines of credit aggregating $599,075 and $790,902, respectively.  The notes bear interest between 0% and 22.24% per annum.

Line of Credit – Independence Bank – The Company has a $350,000 revolving line of credit with is bank, all of which was used at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 1.25% over the bank’s prime rate.  Interest is payable monthly.  The credit line is secured by all assets of the Company, including accounts receivable, inventory (if acquired), office equipment and the personal guaranty of an officer/stockholder.

Line of Credit- Other – The Company has a $34,500 revolving line of credit with American Express, $16,748 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 5.50% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Line of Credit- Other – The Company has a $14,100 revolving line of credit with Bank Atlantic, $2,926 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 8.24% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Line of Credit- Other – The Company has a $25,000 revolving line of credit with Bank of America, $14,123 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 7.99% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Line of Credit- Other – The Company has a $35,800 revolving line of credit with JP Morgan Chase Bank, $4,786 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 22.24% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Line of Credit- Other – The Company has a $12,300 revolving line of credit with Chevy Chase, $4,966 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 7.24% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Line of Credit- Other – The Company has a $39,000 revolving line of credit with American Express, $21,248 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an introductory interest rate of 5.5% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Line of Credit- Other – The Company has a $100,000 revolving line of credit with Wells Fargo, $160 of which was unused at December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 7.75% at December 31, 2011.  Interest is payable monthly.  The credit line is unsecured.

Convertible Debentures – On March 1, 2010, the Company renewed convertible debentures in the amount of $25,000.  The debentures pay quarterly interest of 14% and mature February 28, 2012.  Upon maturity, principal and unpaid interest are payable in four equal, interest-free quarterly installments, the first of which is due on month after maturity.  Prepayments of principal and interest are prohibited unless agreed to by the debenture holder.  The debentures may be converted after November 1, 2011 and prior to maturity.  The debentures are convertible into a number of common shares equal to one share of common stock for each $25,000 of principal owing on the conversion date.  Any accrued but unpaid principal owed at the time of conversion is to be paid in cash.  The debenture requires that any distribution to stockholders made while the debenture is outstanding be accompanied by a payment to the debenture holder in the amount that would have been received by the debenture holder had the debenture been converted to common stock immediately prior to the stockholder distribution.

NOTE 6 - LONG TERM DEBT

In June, 2010, the Company obtained a $209,905 term loan from its bank.  The proceeds of the term loan were used to reduce the outstanding balances of the Company’s line of credit with the bank.  The loan requires 69 monthly principal payments of $3000, plus monthly interest of 1.25% over the bank’s prime rate.  The term loan is secured by the personal guaranty of a Company stockholder.

In March, 2009, the Company converted rent arrearages in the amount of $138,454 into a term loan with its landlord.  The loan requires 48 monthly payments of $3,066 and bears interest at a fixed rate of 6%.  The loan is secured by an officer/stockholder of the Company.

During 2009, the Company obtained two $25,000 SBA-backed term loans from commercial banks.  Each loan requires 84 monthly payments of $390 and includes interest at 4.75% above the bank’s prime rate.  The originating interest is 8% for each loan.

Principal payments of long-term debt at December 31, 2011 are scheduled as follows:

2012                           120,642
2013                             64,214
2014                             43,698
2015                             44,335
2016                             13,470

Total                     $   286,359
========

NOTE 7 - RELATED PARTY TRANSACTIONS

In July, 2010, the Company obtained a $50,000 loan from an officer/stockholder.  The loan requires interest payments at a fixed rate of 7%, but specifies neither interest payment frequency nor a due date for the obligation.

During the years ended December 31, 2011 and 2010, the Company obtained unsecured advances and loans from an officer/stockholder and from a major stockholder aggregating $94,859 and $96,191, respectively.  The notes bear interest between 5% and 7% per annum.

RENTALS UNDER OPERATING LEASES

The Company conducts its Cleveland operations from a leased facility.  The Cleveland office lease requires a monthly payment of $6,347 and expires in March, 2012.  Rent expense, amounted to $76,164 (2011) and $69,430 (2010).

The following is a schedule of future minimum rental payments required under the Company’s current operating leases:

2012                           19,040

In March, 2009, the Company converted rent arrearages in the amount of $138,454 into a term loan with its landlord.  The loan requires 48 monthly payments of $3,066 and bears interest at a fixed rate of 6%.  The loan is secured by an officer/stockholder of the Company.