Form 10-Q
period 2012-03-31
LEAGUE NOW HOLDINGS CORP
filed 2012-05-18
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2012

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-148987

League Now Holdings Corporation

(Exact name of Registrant as specified in its charter)

Florida	20-35337265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6980 S. Edgerton Road, Brecksville, Ohio 44141

(Address of principal executive offices) (Zip Code)

440-546-9440

(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of the registrant’s shares of common stock outstanding was 51,945,563 as of May 8, 2012.

LEAGUE NOW HOLDINGS CORPORATION

FORM 10-Q

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of Part I of this report include forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology. You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information. There may be events in the future that we are not able to accurately predict or control. Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Quarterly Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.

As used in this quarterly report, the terms “we”, “us”, “our”, “Registrant”, “the Company” and “League Now” mean League Now Holdings Corporation, a Florida corporation, and our wholly-owned subsidiaries.

2

3

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION

Index to Condensed Financial Statements

For the Period Ended March 31, 2012 (unaudited) and December 31, 2011(audited)

4

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

Current assets:
Cash	$40,867	$7,281
Accounts receivable	350,443	302,872
Other current assets	21,500	21,204
Total current assets	412,810	331,357

Property and equipment, net	1,719	1,719
Goodwill	839,136	839,136

Total assets	$1,253,665	$1,172,212

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$372,523	$331,755
Accrued expenses and other current liabilities	185,723	162,038
Stockholder' notes and debentures	179,276	146,360
Current portion of long term loans	34,019	41,302
Total current liabilities	771,541	681,455

Notes payable, less current maturities	590,068	599,075
Long term loans	43,724	68,724
	633,792	667,799
Total liabilities	1,405,333	1,349,254

Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized 10,000,000 shares: none issued nor outstanding	$-	$-
Common stock, $0.001 par value, authorized 100,000,000 shares; issued and outstanding 51,945,563 and 47,248,851 shares as of March 31, 2012 and December 31,2011 respectively	51,946	47,249
Additional paid in capital	70,304	74,501
Accumulated deficit	(273,918)	(298,792)
Total stockholders' deficiency	(151,668)	(177,042)
Total liabilities and stockholders' deficiency	$1,253,665	$1,172,212

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For three months ended March 31,
	2012	2011

Revenues	$933,303	$75,596

Cost of Sales	520,079	19,028

Gross Profit	413,224	56,568

Expenses:
General and administrative	424,693	82,655
Depreciation and amortization	25	1,000

Total expenses	424,718	83,655

Loss from operations	(11,494)	(27,087)

Interest expense	-	7,980

Other income-debt forgiven	36,368	-

Profit/(loss) before provision of income taxes	24,874	(35,067)

Provision for income taxes	-	-

Net profit/(loss)	$24,874	$(35,067)

Net profit per share-Basic and Diluted	$-	$-

Weighted average number of shares of common stock outstanding - basic and diluted	51,700,246	47,248,851

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIENCY

As of March 31, 2012 and December 31, 2011

		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

Beginning balance, January 1, 2010	2,859,268	$2,859	$118,891	$(313,811)	$(192,061)

Shares issued pursuant to a 16 for 1 forward split for common stock of stockholders on record at the close of business on October 21, 2010	43,189,020	43,189	(43,189)		-

Shares issued in connection with the share exchange agreement for the acquisition of Pure Motion Inc. on October 28,2010	1,200,563	1,201	(1,201)		-

Net Profit, December 31, 2010				1,132	1,132

BALANCE DECEMBER 31, 2010	47,248,851	$47,249	$74,501	$(312,679)	(190,929)

Net Profit, December 31, 2011				13,887	13,887

BALANCE DECEMBER 31, 2011	47,248,851	$47,249	$74,501	$(298,792)	(177,042)

Shares retired on January 20, 2012	(25,803,288)	(25,803)	25,803		-

Shares issued in connection with the share exchange agreement for the acquisition of Infinity Systems Holding Group on January 20,2012	30,000,000	30,000	(30,000)		-

Shares issued in exchange for services	500,000	500			500

Net Profit, March 31, 2012				24,874	24,874

BALANCE MARCH 31, 2012	51,945,563	$51,946	$70,304	$(273,918)	$(151,668)

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	For three months ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit/(loss)	$24,874	$(35,067)
Adjustments to reconcile increase/(decrease) in net assets to cash provided by operating activities:
Amortization	-	500
Depreciation	-	1,856
Changes in operating assets and liabilities:
Accounts receivable	(47,571)	(4,362)
Decrease in inventory	-	17,946
Other current receivables	(296)	1,943
Reduction in the value of goodwill	-	88,761
Stockholder notes and debentures	32,919	-
Accounts payable	40,767	(118,104)
Increase/(decrease) in accrued expenses and
Other current liabilities	23,682	28,588
Current portion of long term loans	(7,283)	-
Net cash provided by/(used in) operating activities	67,093	(17,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(821)
Net cash (used in) investing activities	-	(821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issue of common stock	500	-
Repayment from notes payable	(9,007)	23,757
Repayment from long term loans	(25,000)	-
Net cash (used in)/provided by financing activities	(33,507)	23,757

INCREASE IN CASH	33,586	4,997

CASH - BEGINNING OF YEAR	7,281	6,436

CASH - END OF PERIOD	$40,867	$11,433

See accompanying notes to financial statements.

LEAGUE NOW HOLDINGS CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

(UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Basis of Presentation The accompanying unaudited condensed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months period ended March 31, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. The condensed financial statements are presented on the accrual basis.

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

On January 20, 2012 the company entered into a Stock Purchase Agreement and Share Exchange (the “Agreement”) with Infiniti Systems Group, Inc. (“Infiniti”). Pursuant to the Agreement, the Company agreed to issue 30 million common shares of its common stock to the shareholders of Infiniti in exchange for 100% of the issued and outstanding capital stock of Infiniti. The shares issued to the shareholders of Infiniti represent 60% of its issued and outstanding capital stock on a fully diluted basis (the “Stock Consideration”). In addition, the Chief Executive Officer and Chief Financial Officer, Mario Barton, has resigned from those offices. John Bianco, the Chief Executive Officer of Infiniti, has agreed to serve as the Company’s new President and Chief Executive Officer. The new Treasurer and Chief Financial Officer is Lisa Bischof, and the new Secretary and Chief Operating Officer is D. Bruce Veness. The transactions contemplated by the Agreement were closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof. Contemporaneously with the closing, Mr. James Pregiato, a former officer and director of the Company returned 25,803,288 shares of our common stock which were held by him to the Company’s treasury.

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

Loss Per Share Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, “Earnings Per Share.” As of March 31, 2012, there were no common share equivalents outstanding.

Revenue Recognition The Company recognizes revenue on arrangements in accordance with FASB ASC 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

NOTE 2. GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $358,731 and a stockholder’s deficiency of $151,668 and as of March 31, 2012. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for major renewals and betterments that extend over the useful lives of property and equipment are capitalized. Depreciation and amortization of property and equipment is recorded using the straight-line method over the estimated useful life of the relative assets, which range as follows:

	March 31,	December 31,
	2012	2011

Furniture and Fixtures	$181.952	$181.952
Office equipment and Software	88.239	88,239

	270.191	270,191
Accumulated depreciation	268,472	268,472
Total	$1,719	$1,719

Expenditures for maintenance and repairs are charged to expense as incurred

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

On March 31, 2012 the Eric Bischof loan for $25,000 was forgiven to the company. Services will be provided for application development to his company going forward for $12,500 as total repayment.

NOTE 6. STOCKHOLDER’S DEFICIENCY

On May 29, 2009, the Company’s stockholders approved a 1 for 6 reverse stock split for its common stock. As a result, stockholders of record at the close of business on July 1, 2009, received one share of common stock for every six shares held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

On January 19, 2010, the Company’s stockholders approved a 2 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on January 19, 2010, received two shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

On April 26, 2010, the Company’s stockholders approved a 1 for 3 reverse stock split for its common stock. As a result, stockholders of record at the close of business on June 1, 2010, received one shares of common stock for every three share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

On October 4, 2010, the Company’s stockholders approved a 16 for 1 forward stock split for its common stock. As a result, stockholders of record at the close of business on October 21, 2010, received sixteen shares of common stock for every one share held. Common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

On January 20, 2012 the company entered into a Stock Purchase Agreement and Share Exchange (the “Agreement”) with Infiniti Systems Group, Inc. (“Infiniti”). Pursuant to the Agreement, the Company agreed to issue 30 million common shares of its common stock to the shareholders of Infiniti in exchange for 100% of the issued and outstanding capital stock of Infiniti. The shares issued to the shareholders of Infiniti represent 60% of its issued and outstanding capital stock on a fully diluted basis (the “Stock Consideration”). In addition, the Chief Executive Officer and Chief Financial Officer, Mario Barton, has resigned from those offices. John Bianco, the Chief Executive Officer of Infiniti, has agreed to serve as the Company’s new President and Chief Executive Officer. The new Treasurer and Chief Financial Officer is Lisa Bischof, and the new Secretary and Chief Operating Officer is D. Bruce Veness. The transactions contemplated by the Agreement were closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof. Contemporaneously with the closing, Mr. James Pregiato, a former officer and director of the Company returned 25,803,288 shares of our common stock which were held by him to the Company’s treasury.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained (i) in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2012, including the audited financial statements and notes included therein as of and for the year ended December 31, 2011, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

Caution Regarding Forward-Looking Statements

This Report contains forward-looking statements that relate to future events or our future financial performance. Some discussions in this report may contain forward-looking statements that involve risk and uncertainty. A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Report. Forward-looking statements are often identified by words like “believe,” “expect,” “estimate,” “anticipate,” “intend,” “project” and similar words or expressions that, by their nature, refer to future events.

In some cases, you can also identify forward-looking statements by terminology such as “may,” “will,” “should,” “plans,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results

Business Overview

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

Managed Services

Infiniti’s managed services is a cost effective approach to outsourcing some or all effort required to build or maintain an IT infrastructure environment. “Infrastructure” refers to:

●	computers that function as servers and workstations;
●	hubs, switches, routers making up hard wired and wireless connectivity;
●	printers, scanners, tape drives and other workflow peripherals;
●	and software components relating to program and data backup, virus projection, and security.

Our managed service consists of:

●	Problem Resolution
●	Preventive Maintenance
●	Remote Access Support
●	Remote Monitoring
●	Dispatch Desk
●	Help Desk
●	Virtual CIO/CTO

Security Consulting

We offer a complete line of security service to help our clients develop, implement and maintain effective security awareness programs. We have developed an information security practice that is time-tested and client specific. We focus on the following areas:

●	Network Security and Vulnerability Assessment:
●	Network Penetration Testing:
●	Security Policies and Procedures (ISO 17799 compliant):
●	Security Awareness Training:
●	PCI Compliance Review:

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

RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended March 31, 2012 with the Three Months Ended March 31.2011

Sales

Sales for the period ended March 31, 2012 were $969,671 for the first quarter. This is up substantially from the revenue from the first quarter of 2011.

Cost of Goods Sold

Cost of Goods Sold for the period ended March 31, 2012 was $726,346.

Gross Profit

Our gross profit was $243,325 for the period ended March 31, 2012, In comparison to 2011 where there was no sales recorded.

Selling and marketing expenses

Sales and marketing expenses consist primarily of direct charges for staff compensation costs, advertising, sales promotion, marketing and trade shows. Selling and marketing costs $64,375 for the period ended March 31, 2012. In 2011, no sales were recorded.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $61,171 for period ending March 31, 2012 as compared to $16,700.00 during the period ended March 31, 2011. We believe that our existing executive and administrative staffing levels are going to increase to allow for moderate growth.

Capital Resources and Liquidity

As of March 31, 2012 we had $40.867 in cash. As reflected in the accompanying financial statements, we had an increase of cash in our operations of $33,586 and had a net profit of $5,612 for the three months ended March 31, 2012. In addition, the Company had a working capital deficiency of $358,730 and a stockholders’ deficiency of $31,807, respectively. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

We base our estimates and judgments on our experience, our current knowledge, our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Sholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

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

New Accounting Pronouncements

In December 2011, FASB issued Accounting Standards Update (“ASU”) 2011-11, Balance Sheet - Offsetting. This guidance requires disclosures about offsetting and related arrangements for recognized financial instruments and derivative instruments. The standard is effective for us as of January 1, 2013 and will not materially impact our financial statement disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment.” This guidance provides the option to evaluate prescribed qualitative factors to determine whether a calculated goodwill impairment test is necessary. The standard is effective for us as of January 1, 2012 and will not materially impact on our financial condition, results of operations, or financial statement disclosures.

In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income: Presentation of Comprehensive Income, to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Management does not believe there would be a material effect on the accompanying financial statements had any other recently issued but not yet effective accounting standards been adopted in the current period.

ITEM 4 . CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective:

●   to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

●   to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There are no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, “Item 1. Description of Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2011 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the three months ended March 31, 2012 to the risk factors discussed in the periodic report noted above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Stock Purchase and Share Exchange Agreement, on January 31, 2012, the Infiniti Shareholders acquired 30,000,000 post-split common shares of League Now. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

In January, 2012 the Company issued 500,000 shares of its common stock to a consultant in exchanges for services rendered to the Company. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. OTHER INFORMATION

On January 20, 2012, we entered into a Stock Purchase Agreement and Share Exchange (the “Agreement”) with Infiniti Systems Group, Inc. (“Infiniti”). Pursuant to the Agreement, the Company agreed to issue 30 million common shares of our stock to the shareholders of Infiniti in exchange for 100% of the issued and outstanding capital stock of Infiniti. The shares issued to the shareholders of Infiniti represent 60% of our issued and outstanding capital stock on a fully diluted basis (the “Stock Consideration”). In addition, our Chief Executive Officer and Chief Financial Officer, Mario Barton, resigned from those offices. John Bianco, the Chief Executive Officer of Infiniti, was appointed the Company’s new President and Chief Executive Officer. Our new Treasurer and Chief Financial Officer is Lisa Bischof, and our new Secretary and Chief Operating Officer is D. Bruce Veness. The transaction closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof. Contemporaneously with the closing, James Pregiato returned 25,803,288 shares of our common stock which were held by him.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

2.1	Stock Purchase Agreement and Share Exchange by and between League Now Holdings Corporation and Infiniti Systems, Group, Inc., dated January 30, 2012

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to League Now Holdings Corporation’s Registration Statement on Form SB-2, filed on February 1, 2008)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to League Now Holdings Corporation’s Registration Statement on Form SB-2 filed on February 1, 2008)

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

League Now Holdings Corporation
(Registrant)

Date: May 16, 2012	/s/ John Bianco
Chief Executive Officer

/s/ Lisa Bischof
Chief Financial Officer

