Form 10-Q
period 2012-06-30
LEAGUE NOW HOLDINGS CORP
filed 2012-08-13
CIK 1424657

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark  One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: June 30, 2012

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
(Registrant's telephone number)

 (Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of the registrant's shares of common stock outstanding was 53,445,563 as of August 8 , 2012.

 LEAGUE NOW HOLDINGS CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PAGE

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

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$15,996	$7,281
Accounts receivable	623,594	302,872
Note receivable	10,000	-
Other current assets	372	21,204
Total current assets	649,962	331,357

Property and equipment, net	278	1,719

Other assets:
Goodwill	879,253	879,253
Loan fees, net	4,185	-
Other noncurrent assets	5,596	-
	889,034	879,253
Total assets	$1,539,274	$1,212,329

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Lines of credit	$534,687	$-
Current portion of long-term loans	84,248	41,302
Accounts payable	726,104	331,755
Accrued expenses and other current liabilities	97,318	162,038
Stockholders' notes and debentures	-	94,860
Total current liabilities	1,442,357	629,955

Notes payable, less current maturities	-	599,075
Long-term loans	124,105	68,724
Stockholders' notes and debentures	128,034	-
	252,139	667,799
Total liabilities	1,694,496	1,297,754

Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized 10,000,000 shares;
none issued nor outstanding	-	-
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 53,445,563 and 47,248,851 shares
as of June 30, 2012 and December 31, 2011 respectively	53,446	47,549
Additional paid-in capital	208,304	74,201
Accumulated deficit	(416,972)	(207,175)
Total stockholders' deficiency	(155,222)	(85,425)
Total liabilities and stockholders' deficiency	$1,539,274	$1,212,329

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For three months ended June 30,		For six months ended June 30,
	2012	2011	2012	2011

Revenues	$960,381	$-	$1,905,052	$-

Cost of revenues	784,928	-	1,511,274	-

Gross profit	175,453	-	393,778	-

Expenses:
General and administrative	323,968	12,500	588,099	12,500
Depreciation and amortization	1,441	-	1,441	-
	325,409	12,500	589,540	12,500

Loss from operations	(149,956)	(12,500)	(195,762)	(12,500)

Interest expense	(19,953)	-	(39,035)	-

Gain on extinguishment of debt	-	-	25,000	-

Loss before provision for income taxes	(169,909)	(12,500)	(209,797)	(12,500)

Provision for income taxes	-	-	-	-

Net loss	$(169,909)	$(12,500)	$(209,797)	$(12,500)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares
of common stock outstanding - basic
and diluted	52,110,398	47,248,851	51,510,192	47,248,851

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS COPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

	Common Stock
		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2010	47,248,851	$47,249	$74,501	$(272,562)	$(150,812)

Net income				65,387	65,387

BALANCE DECEMBER 31, 2011	47,248,851	$47,249	$74,501	$(207,175)	$(85,425)

Shares retired on January 20, 2012	(25,803,288)	$(25,803)	$25,803	$-	$-

Shares issued in connection with the
share exchange agreement for the
acquisition of Infinity Systems
Holding Group on January 20, 2012	30,000,000	30,000	(30,000)	-	-

Shares issued in exchange for services on January 30, 2012
	500,000	500	34,500	-	35,000

Shares issued in exchange for services on June 21, 2012
	1,500,000	1,500	103,500	-	105,000

Net loss	-	-	-	(209,797)	(209,797)

BALANCE JUNE 30, 2012	53,445,563	$53,446	$208,304	$(416,972)	$(155,222)

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(209,797)	$(12,500)
Adjustments to reconcile net loss to cash
provided by/(used in) operating activities:
Depreciation	1,441	-
Amortization of loan fees	477	-
Gain on extinguishment of debt	(25,000)	-
Promissory notes issued in exchange for services	1,000	-
Stock issued for services	140,000	-
Changes in operating assets and liabilities:
Accounts receivable	(320,722)	-
Other current assets	(372)	-
Other noncurrent assets	946
Accounts payable	393,173	12,500
Accrued expenses and other current liabilities	28,424	(3,193)
Net cash provided by/(used in) operating activities	9,570	(3,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on lines of credit, net	(7,121)	-
Proceeds from stockholder notes and debentures	42,132	-
Repayment of stockholder notes and debentures	(8,958)	-
Repayment of notes payable and long-term loans	(26,908)	-
Net cash used in financing activities	(855)	-

NET INCREASE (DECREASE) IN CASH	8,715	(3,193)

CASH - BEGINNING OF PERIOD	7,281	6,436

CASH - END OF PERIOD	$15,996	$3,243

Supplemental Disclosures:
Cash paid for interest	$38,106	$-
Cash paid for income taxes	$-	$-

Supplemental Non-Cash Disclosures:
Stock issued for consideration in Infiniti transaction
Common stock	$30,000	$-
Additional paid-in capital	(30,000)	-
	$-	$-
Common stock forfeiture as part of Infiniti transaction
Common stock	$(25,803)	$-
Additional paid-in capital	25,803	-
	$-	$-

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
AS OF JUNE 30, 2012
(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business and organization. League Now Holdings Corporation was incorporated under the laws of the State of Florida on September 21, 2005. The Company and operates under the domain name, www.leaguenow.com as an application service provider offering web-based services for online video game users. The Company’s strategy was directed toward the satisfaction of our registered members by offering integrated internet technology for the online video game industry that quickly and easily allows individuals to enter and play in peer organized leagues in the United States and worldwide, twenty-four hours a day, seven days a week.

Unless the context indicates otherwise, all references herein to “League Now,” "Company," “we,” “us,” and “our” refer to League Now Holdings Corporation and its consolidated subsidiary.

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

J.L. Consulting, Inc. was organized under the laws of the State of Ohio on January 2, 1995.  On December 11, 1998, the Company changed its corporate name from J.L. Consulting, Inc. to Infiniti Systems Group, Inc.  The Company provides technology integration services to businesses. These services include management consulting, e-business services, application development, facilities development and network development. The Company’s principal office is in Brecksville, Ohio, with an additional office in Raleigh, North Carolina.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy. The accompanying June 30, 2012 financial statements include League Now's accounts and the accounts of its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for fair presentation of League Now's financial position as of June 30, 2012, and the results of its operations and cash flows for the three and six months ended June 30, 2012, have been made. Operating results for the six months ended June 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2011, thereto contained in League Now's Form 10-K.

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates and assumptions.

Revenue recognition. The Company recognizes revenue on service offerings in accordance with FASB Accounting Standards Codification (ASC) No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Accounts receivable. Accounts receivable are stated at face value, less an allowance for doubtful accounts. League Now provides an allowance for doubtful accounts based on management's periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of June 30, 2012 management has determined that no allowance for doubtful accounts is required.

Notes receivable. Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of June 30, 2012 and December 31, 2011, management has determined that no occurrence of default exists.

Property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in operations in the period realized.

Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets, which range as follows:

Office equipment	5-7 years
Computers and peripherals	5 years
Computer software	5 years

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill. In accordance with GAAP, goodwill in the amount of $879,253 related to the business combination with Infiniti will be evaluated for impairment on an annual basis starting calendar year ending December 31, 2012.

Loan fees. Loan fees represent fees paid to third parties that provided services in relation to securing financing.  Amortization is recognized as a component of interest expense and is computed using the straight-line method over the life of the term loan.

Income taxes. Income taxes are provided for using the liability method of accounting.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting.  Deferred tax expense (benefit) results from the net change during the year in deferred tax assets and liabilities.   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to more likely than not be realized in future tax returns.  Tax law and rate changes are reflected in income in the period such changes are enacted.

Advertising expenses. Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were $2,480 and $- for the six months ended June 30, 2012 and 2011, respectively.

Share based compensation. We account for share based compensation in accordance with ASC No. 718, Compensation - Stock Compensation, which requires the measurement of compensation costs at fair value on the date of grant and recognition of compensation expense over the service period for awards expected to vest.

General accounting policy for contingencies. Certain conditions may exist which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they arise from guarantees, in which case the guarantees would be disclosed.

General accounting policy for contingencies (continued). As of June 30, 2012 and December 31, 2011, the Company's management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

Loss per share. Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, “Earnings Per Share.” As of June 30, 2012, there were no common share equivalents outstanding.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that League Now will continue as a going concern.  The Company had a working capital deficiency of $792,395 and a stockholder's deficiency of $155,222 and as of June 30, 2012.  These conditions raise substantial doubt about League Now's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4. NOTE RECEIVABLE

In June, 2011, the Company advanced $10,000 to an unrelated party.  The note bears interest at 8% per annum and matured on July 30, 2011.  The note is secured by the party's 40% ownership interest in the stock of Bayview Acquisition Corp. (a public company).  The aggregate receivable balance has been classified as a current asset because it is expected to be collected within one year from the Balance Sheet dates.  The Company is currently negotiating new terms with the debtor to satisfy the past due balance.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2012	December 31, 2011
Computers and peripherals	$181,952	$181,952
Office equipment	59,816	59,816
Computer software	28,423	28,423
	270,191	270,191
Less: accumulated depreciation	(269,913)	(268,472)
	$278	$1,719

Depreciation expense was $1,441 and $- for the six months ended June 30, 2012 and 2011, respectively.

NOTE 6. LOAN FEES

Deferred loan fees of $6,677 represent fees paid to third parties that provided services in relation to securing financing.  The loan fees are shown net of accumulated amortization of $2,492 and $2,015 at June 30, 2012 and December 31, 2011, respectively.

Expected future amortization expense for deferred loan fees is as follows:

Year ending
December 31,
2012	$477
2013	954
2014	954
2015	954
2016	846
$4,185

NOTE 7. LINES OF CREDIT

The Company maintains $260,700 of revolving lines of credit with various financial institutions, $76,013 and $68,892 of which was unused at June 30, 2012 and December 31, 2011, respectively.  Advances on the lines of credit are payable on demand and bear interest between 0% and 22.24% per annum.  Interest is payable monthly.  The credit lines are unsecured.

The Company also has a $350,000 revolving line of credit with Independence Bank, all of which was used as of June 30, 2012 and December 31, 2011.  Advances on the credit line are payable on demand and carry an interest rate of 1.25% over the bank's prime rate, 4.50% at June 30, 2012.  Interest is payable monthly.  The credit line is secured by all assets of the Company, including accounts receivable, inventory (if acquired), office equipment, and the personal guaranty of a Company officer/stockholder.

NOTE 8. LONG-TERM LOANS

In March, 2009, the Company converted rent arrearages in the amount of $116,213 into a term loan with its landlord.  The loan requires 42 monthly payments of $3,066 and bears interest at a fixed rate of 6%.  The loan is secured by an officer/stockholder of the Company.  $41,399 and $47,087 was outstanding as of June 30, 2012 and December 31, 2011, respectively.

During 2009, the Company obtained two $25,000 SBA-backed term loans from commercial banks.  Each loan requires 84 monthly payments of $390 and includes interest at 4.75% above the bank’s prime rate, 8.00% at June 30, 2012.  The term loan is secured by the personal guaranty of a Company officer/stockholder.  $34,719 and $37,939 was outstanding as of June 30, 2012 and December 31, 2011, respectively.

Convertible Debenture – On March 1, 2010, the Company renewed a convertible debenture in the amount of $25,000.  The debenture paid quarterly interest of 14% and matured on February 28, 2012.  Upon maturity, principal and unpaid interest are payable in four equal, interest-free quarterly installments, the first of which is due on month after maturity.  Prepayments of principal and interest are prohibited unless agreed to by the debenture holder.  The debentures may be converted after November 1, 2011 and prior to maturity.  The debentures are convertible into a number of common shares equal to one share of common stock for each $25,000 of principal owing on the conversion date.  Any accrued but unpaid principal owed at the time of conversion is to be paid in cash.  The debenture requires that any distribution to stockholders made while the debenture is outstanding be accompanied by a payment to the debenture holder in the amount that would have been received by the debenture holder had the debenture been converted to common stock immediately prior to the stockholder distribution.  On March 31, 2012 the convertible debenture for $25,000 was forgiven to the company.  Services will be provided for application development to his company going forward for $12,500 as total repayment.

In June, 2010, the Company obtained a $209,905 term loan from Independence Bank.  The proceeds of the term loan were used to reduce the outstanding balances of the Company’s line of credit with the bank.  The loan requires 69 monthly principal payments of $3000, plus monthly interest of 1.25% over the bank’s prime rate, 4.50% at June 30, 2012.  The term loan is secured by the personal guaranty of a Company officer/stockholder.  $131,235 and $149,235 was outstanding as of June 30, 2012 and December 31, 2011, respectively.

In March, 2012, the Company issued a $1,000 promissory note payable to an unrelated party in satisfaction of professional services rendered by the individual.  The note is unsecured, non-interest bearing and due on demand.  The outstanding principal balance has been classified as a non-current liability on the June 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

NOTE 8. LONG-TERM LOANS (continued)

Principal payments of long-term debt at June 30, 2012 are scheduled as follows:

Years ending
December 31,
2012	$38,717
2013	68,165
2014	43,719
2015	44,360
2016	13,003
Thereafter	389
$208,353

NOTE 9. STOCKHOLDER' NOTES AND DEBENTURES

In July, 2010, the Company obtained a $50,000 loan from an officer/stockholder.  The loan requires interest payments at a fixed rate of 7%, but specifies neither interest payment frequency nor a due date for the obligation.  The outstanding principal balance has been classified as a non-current liability on the June 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

The Company has obtained unsecured advances and loans from an officer/stockholder and from a major stockholder aggregating $78,034 and $96,191 as of June 30, 2012 and December 31, 2011, respectively.  The notes bear interest between 5% and 7% per annum without a specified due date.  The outstanding principal balance has been classified as a non-current liability on the June 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

NOTE 10. STOCKHOLDER'S DEFICIENCY

Common Shares – Authorized

League Now has 100,000,000 common shares authorized at a par value of $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  All common stock shares have equal voting rights, are non-assessable and have one vote per share.  Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, can elect all of League Now's directors.

Common Stock Issuances

For the six months ended June 30, 2012, we issued the following shares:

Private placement offering and share forfeiture

The transactions contemplated by the Agreement were closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof.  Contemporaneously with the closing, Mr. James Pregiato, a former officer and director of the Company returned 25,803,288 shares of our common stock which were held by him to the Company’s treasury.

Share based compensation

On January 30, 2012, League Now issued 500,000 fully-vested shares of our common stock for professional services performed valued at $35,000.

On June 21, 2012, League Now issued 1,500,000 fully-vested shares of our common stock for professional services performed valued at $105,000.

NOTE 11 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and six months ended June 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

	For the three months ended June 30, 2012	For the three months ended June 30, 2011

Net earnings from operations	$(169,909)	$(12,500)
Weighted-average common shares	52,110,398	47,248,851
Effect of dilutive securities	-	-
Dilutive potential common shares	52,110,398	47,248,851
Net earnings per share from operations:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011

Net earnings from operations	$(209,797)	$(12,500)
Weighted-average common shares	51,510,192	47,248,851
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	51,510,192	47,248,851
Net earnings per share from operations:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The increasing number of warrants used in the calculation is a result of the increasing market value of League Now's common stock. In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.  As of June 30, 2012 and 2011, there were no common share equivalents outstanding.

NOTE 12 – SHARE BASED COMPENSATION

The following presents the impact of share based compensation expense on our condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

General and administrative	$105,000	$-	$140,000	$-

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to the common control between League Now and its related parties, League Now is exposed to the potential that ownership risks and rewards could be transferred among the parties.

NOTE 14 – COMMITMENTS

Leases

Infiniti leases its office space in Brecksville on a month-to-month basis at a cost of $6,694 a month.

Total expense related to the operating leases was $20,081 and $39,654 for the three and six month period ended June 30, 2012, respectively.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

NOTE 16– SUBSEQUENT EVENTS

In accordance with ASC No. 855-10 “Subsequent Events”, League Now has evaluated subsequent events through August15, 2012, the date which the financial statements were available to be issued. League Now has determined that there were no such events, other than those described below, that warrant disclosure or recognition in the financial statements.

On July 11, 2012, League Now sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. In connection with the sale of the Note, the Company relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition.  This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.  This information should also be read in conjunction with the information contained in our Form 10-K filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2012, including the audited financial statements and notes included therein as of and for the year ended December 31, 2011, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements.  You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Business Overview

League Now Holdings Corporation ("League Now") was incorporated in September 2005 in Florida. We originally intended to operate as an application service provider offering web-based services for the online video gaming industry.  In late 2009, we determined that the Company would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Infiniti Systems Group ("Infiniti"), a wholly owned subsidiary of League Now, was incorporated in the State of Ohio in January 1995 as J.L. Consulting, Inc., to develop and consult on application development, project management, managed information technology (IT) services, IT helpdesk services, professional staffing and placement, network security products and services, and server virtualization, backup and disaster recovery.  On July 15, 1999, J.L. Consulting, Inc. changed its name to Infiniti Systems Group, Inc.

Infiniti is a reseller for Microsoft, McAfee and many other security products.  We market our managed IT services to the small to medium businesses and our security and staffing services to Fortune 1000 companies.  Our client base is across many industries including healthcare, financial, manufacturing, construction, transportation, non-profits and government.  Infiniti is now specializing in IT security and information technology consulting for companies in the Midwestern United States.  Infiniti’s security division provides product and service support in the Windows, Unix and Linux, Internet, mobile device, the latest on intrusion detection and prevention, disaster recovery and business continuity planning.  The consulting division provides network support, application development, staffing and recruiting for many companies in the Midwestern United States.

Managed Services

Infiniti’s managed service is a cost effective approach to outsourcing some or all effort required to build or maintain an IT infrastructure environment. “Infrastructure” refers to:

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

Security Consulting

We offer a complete line of security service to help our clients develop, implement and maintain effective security awareness programs. We have developed an information security practice that is time-tested and client specific. We focus on the following areas:

●	Network Security, Vulnerability Assessment, Penetration Testing
●	Mobile Device Security:
●	Security Policies and Procedures (ISO 17799 compliant):
●	Security Awareness Training:
●	PCI Compliance Review:

Staffing Services

Our professional staffing and recruiting services provide the top IT talent for temporary and permanent placement for the lowest cost to our customers.  Infiniti will also complete the entire project as a turnkey operation, or assist our client’s staff with project completion as part of an in-house/outside consultant team approach.

Products

We also provide our clients with the latest in Firewalls/Gateway Security, Network/Internet Security and Messaging Security, Mobile Security and Backup/Restore as a reseller for the industry's top software product manufacturers like Microsoft, McAfee and Good Technologies.

Market Opportunity

Infiniti has positioned itself in the IT consulting business by being able to market its services to small and mid-size firms, while also being able to capture the larger market of Fortune 1000 companies.  We continue to build partnerships with various vendors to enable us to offer unique support and solutions to our customers.   The market need for outside IT services continues to grow as businesses seek to save money by out-sourcing many of the necessary functions which our company offers.

Industry Overview

The IT service industry continues to be one of the fastest growing in the United States.  The dependency of most businesses on information technology platforms and security has grown at a pace relative to the development of the computer and internet businesses.  In addition, the recent recession has left businesses seeking ways to cut costs without risking damage to their companies.  One way has been outsourcing of certain services, including human resources, accounting, information technology and security.  Moreover, many companies have short-term staffing needs but concerns about fulltime employment costs and expenses (such as payroll taxes, disability and workers’ compensation premiums, health insurance contributions and employment related liabilities).  Our information technology staffing solutions provide a way for our clients to get the short-term staffing they need for projects while avoiding these potential liabilities.  Our competition is large with staffing and security companies, but our pricing gives us a competitive advantage to open doors in this marketplace.

Growth Strategy

The Company plans to continue to develop each of its practice areas.  We are currently looking at acquisition opportunities to expand our services, territories and customer base.

We currently do not own any intellectual property but are working in healthcare space to develop a product to better handle medical processing of claims and significantly reduce medical costs.  We have not yet chosen a name for this product.  Our plan is to have the product developed by mid-2013, with a number of installations to commence also in 2013.  This product could provide significant growth to our revenue and profitability.

RESULTS OF OPERATIONS

Results of Operations
Comparison of the Three Months Ended June 30, 2012 with the Three Months Ended June 30, 2011 and Six Months Ended June 30, 2012 with the Six Months Ended June 30, 2011

Revenues

Revenues for the three months ended June 30, 2012 were $960,381.  This is up substantially from the revenue from the second quarter of 2011.  No revenue was reported last year second quarter.  Infiniti revenues have increased by 13% from last year through June 30.  We have seen an increase need for temporary IT staff, security products and consulting in 2012.  Year to date sales as of June 30, 2012 reached $1,905,052.

Cost of Revenues

Cost of Revenues for the three months ended June 30, 2012 was $784,928.  Cost includes the employee/contractor costs and security product costs for the period. Year to date Cost of Revenues was $1,511,274 as of June 30, 2012.

Gross Profit

Our gross profit was $175,453 for the three months ended June 30, 2012, In comparison to 2011 where there was no sales or gross profit recorded.  This includes both staffing and security product gross profit for the period. Gross Profit year to date as of June 30, 2012 was $393,778.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $323,968 for three months ending June 30, 2012 as compared to $12,500 during the three months ended June 30, 2011. We believe that our existing executive and administrative staffing levels are going to increase to support our growth plan of 20% per year in our business plan.  G&A Expenses year to date for June 30, 2012 were $588,099.

Capital Resources and Liquidity

As of June 30, 2012 we had $15,996 in cash. As reflected in the accompanying financial statements, we had an increase of cash in our operations of $8,715 and had a net loss of $169,909 for the three months ended June 30, 2012.

We may not have sufficient resources to fully develop any new products or technologies unless we are able to raise additional financing.  We can make no assurances these required funds will be available on favorable terms, if at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Additionally, these conditions may increase costs to raise capital and/or result in further dilution.  Our failure to raise capital when needed would adversely affect our business, financial condition and results of operations, and could force us to reduce or cease our operations.

We believe that we will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing to fund product development there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

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

Going Concern

The Company has a working capital deficiency of $792,395 and a stockholders’ deficiency of $155,222, as of June 30, 2012. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements.  Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and
●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.   The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, “Item 1. Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the six months ended June 30, 2012 to the risk factors discussed in the periodic report noted above.

League Now has a history of uncertainty about continuing as a going concern.

League Now's audits for the years ended December 31, 2011 and 2010 expressed an opinion as to its ability to continue as a going concern as a result of accumulated deficit of $207,175 and a working capital deficit of $298,598 as of December 31, 2011. Unless League Now is able to become profitable over successive future periods its ability to continue as a going concern will be in jeopardy.

League Now's success is dependent on its ability to assist Infiniti to the point of generating sufficient revenues to sustain and expand operations.

League Now's near term future operation is dependent on its ability to assist Infiniti to produce sufficient revenue to sustain and expand operations. The same successful efforts criteria will be required for any additional targets that are acquired by League Now. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. Should we be unable to improve our financial condition through debt or equity offerings, our ability to successfully advance our business plan will be severely limited.

General economic conditions will affect our operations.

Changes in the general domestic and international climate may adversely affect the financial performance of League Now and Infiniti.  Factors that may contribute to a change in the general economic climate include industry disputes, interest rates, inflation, and political and social reform. Further, the delayed revival of the domestic economy is not conducive to rapid growth, particularly of technology companies.

The market for our stock is limited and our stock price may be volatile.
The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Due to the limitations of our market and the volatility in the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to sell. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly.

League Now's common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

League Now's common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act.  The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If League Now remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If the League Now's securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

In June, 2012 the Company issued 1,500,000 shares of its common stock to a consultant in exchanges for services rendered to the Company. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

On July 11, 2012, League Now Holdings Corporation (the "Company") sold and issued a Convertible Promissory Note (the "Note") to Asher Enterprises, Inc. ("Asher") in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement (the " Purchase Agreement") of even date therewith.  Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013 (the "Maturity Date"). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion.  “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date.  The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. In connection with the sale of the Note, the Company relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended.

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

On August 3, 2012, Mario Barton resigned from the board of directors of League Now Holdings Corporation.  In his letter of resignation, Mr. Barton did not indicate that there were any disagreements between himself and the Company’s board of directors regarding the Company’s operations, policies or practices.

Also on August 3, 2012, Mr. Joe Charles, the Company’s President was elected to the Company’s board of directors to fill the vacancy created by the resignation of Mr. Barton.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

League Now Holdings Corporation
(Registrant)

Date: August 13, 2012	/s/ John Bianco
Chief Executive Officer

/s/ Lisa Bischof
Chief Financial Officer