Form 10-Q
period 2012-09-30
LEAGUE NOW HOLDINGS CORP
filed 2012-11-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2012

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

The number of the registrant’s shares of common stock outstanding was 57,862,230 as of November 10 , 2012.

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

2

3

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION

4

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash	$-	$7,281
Accounts receivable	701,619	302,872
Note receivable	10,000	-
Other current assets	332	21,204
Total current assets	711,951	331,357

Property and equipment, net	120	1,719

Other assets:
Goodwill	879,253	879,253
Loan fees, net	3,947	-
Other noncurrent assets	4,149	-
	887,349	879,253
Total assets	$1,599,420	$1,212,329

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Lines of credit	$541,833	$-
Current portion of long-term loans	28,056	41,302
Accounts payable	712,902	331,755
Accrued expenses and other current liabilities	130,487	162,038
Stockholders’ notes and debentures	-	94,860
Total current liabilities	1,413,278	629,955

Notes payable, less current maturities	-	599,075
Long-term loans	250,137	68,724
Stockholders’ notes and debentures	153,964	-
	404,101	667,799
Total liabilities	1,817,379	1,297,754

Stockholders’ deficiency:
Preferred stock, $0.001 par value; authorized 10,000,000 shares; none issued nor outstanding	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares; issued and outstanding 53,445,563 and 47,248,851 shares as of September 30, 2012 and December 31, 2011 respectively	53,446	47,549
Additional paid-in capital	270,151	74,201
Accumulated deficit	(541,556)	(207,175)
Total stockholders’ deficiency	(217,959)	(85,425)
Total liabilities and stockholders’ deficiency	$1,599,420	$1,212,329

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For three months ended Sept 30,		For nine months ended Sept 30,
	2012	2011	2012	2011

Revenues	$1,000,222	$-	$2,905,275	$-

Cost of revenues	793,802	-	2,305,076	-

Gross profit	206,420	-	600,199	-

Expenses:
General and administrative	250,989	4,200	839,089	16,700
Depreciation and amortization	588	-	2,029	-
	251,577	4,200	841,118	16,700

Loss from operations	(45,157)	(4,200)	(240,919)	(16,700)

Interest expense	(79,428)	-	(118,462)	-

Gain on extinguishment of debt	-	-	25,000	-

Loss before provision for income taxes	(124,585)	(4,200)	(334,381)	(16,700)

Provision for income taxes	-	-	-	-

Net loss	$(124,585)	$(4,200)	$(334,381)	$(16,700)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares of common stock outstanding – basic and diluted	53,445,563	45,748,288	52,160,025	45,748,288

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

(UNAUDITED)

	Common Stock
		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2010	47,248,851	$47,249	$74,501	$(272,562)	$(150,812)

Net income				65,387	65,387

BALANCE DECEMBER 31, 2011	47,248,851	$47,249	$74,501	$(207,175)	$(85,425)

Shares retired on January 20, 2012	(25,803,288)	$(25,803)	$25,803	$-	$-

Shares issued in connection with the share exchange agreement for the acquisition of Infiniti Systems Holding Group on January 20, 2012	30,000,000	30,000	(30,000)	-	-

Shares issued in exchange for services on January 30, 2012	500,000	500	34,500	-	35,000
Shares issued in exchange for services on June 21, 2012	1,500,000	1,500	103,500	-	105,000
Premium valuation for convertible debts	-	-	61,847	-	61,847

Net loss	-	-	-	(334,381)	(334,381)

BALANCE SEPTEMBER 30, 2012	53,445,563	$53,446	$270,151	$(541,556)	$(217,959)

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For nine months ended Sept 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(334,381)	$(16,700)
Adjustments to reconcile net loss to cash provided by/(used in) operating activities:
Depreciation	2,029	-
Amortization of loan fees	715	-
Gain on extinguishment of debt	(25,000)	-
Promissory notes issued in exchange for services	1,000	-
Stock issued for services	140,000	-
Interest charge on premium for convertible debts	61,847	-
Changes in operating assets and liabilities:
Accounts receivable	(398,747)	-
Other current assets	(332)	3,784
Other noncurrent assets	2,393	-
Accounts payable	379,971	12,916
Accrued expenses and other current liabilities	61,593	(3,193)
Net cash provided by operating activities	(108,912)	(3,193)

NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(430)	-
Net cash used in investing activities	(430)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment on lines of credit, net	25	-
Proceeds from stockholder notes and debentures	72,904	-
Repayment of stockholder notes and debentures	(13,800)
Proceeds from notes payable and long-term loans	80,500	-
Repayment of notes payable and long-term loans	(37,568)	-
Net cash provided by financing activities	102,061	-

NET INCREASE (DECREASE) IN CASH	(7,281)	(3,193)
CASH - BEGINNING OF PERIOD	7,281	6,436
CASH - END OF PERIOD	$-	$3,243

Supplemental Disclosures:
Cash paid for interest	$54,522	$-
Cash paid for income taxes	-	-
Supplemental Non-Cash Disclosures:
Stock issued for consideration in Infiniti transaction
Common stock	$30,000	$-
Additional paid-in capital	(30,000)	-
	$-	$-
Common stock forfeiture as part of Infiniti transaction
Common stock	$(25,803)	$-
Additional paid-in capital	25,803	-
	-	-

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

(UNAUDITED)

NOTE 1. BUSINESS AND ORGANIZATION

Business and organization. League Now Holdings Corporation was incorporated under the laws of the State of Florida on September 21, 2005. The Company was formed to operate under the domain name, www.leaguenow.com as an application service provider offering web-based services for online video game users. The Company’s strategy was directed toward the satisfaction of our registered members by offering integrated internet technology for the online video game industry that quickly and easily allowed individuals to enter and play in peer organized leagues in the United States and worldwide, twenty-four hours a day, seven days a week. The Company discontinued these operations.

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

Unless the context indicates otherwise, all references herein to “League Now,” “Company,” “we,” “us,” and “our” refer to League Now Holdings Corporation and its consolidated subsidiary.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation policy. The accompanying September 30, 2012 financial statements include League Now’s accounts and the accounts of its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of presentation. In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal occurring accruals) considered necessary for fair presentation of League Now’s financial position as of September 30, 2012, and the results of its operations and cash flows for the three and nine months ended September 30, 2012, have been made. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2011, thereto contained in League Now’s Form 10-K.

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

Accounts receivable. Accounts receivable are stated at face value, less an allowance for doubtful accounts. League Now provides an allowance for doubtful accounts based on management’s periodic review of accounts, including the delinquency of account balances. Accounts are considered delinquent when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of September 30, 2012 management has determined that no allowance for doubtful accounts is required.

Notes receivable. Notes receivable are stated at face value, plus any accrued interest earned. The Company analyzes each note receivable each period for probability of collectability. Notes are considered in default when payments have not been received within the agreed upon terms, and are written off when management determines that collection is not probable. As of September 30, 2012 and December 31, 2011, management has determined that no occurrence of default exists.

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

Advertising expenses. Advertising costs are expensed as incurred. Advertising expenses are included in general and administrative expense in the accompanying statement of operations. Total advertising expenses were $8,587 and $- for the nine months ended September 30, 2012 and 2011, respectively.

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

As of September 30, 2012 and December 31, 2011, the Company’s management believes that there are no outstanding legal proceedings which would have a material adverse effect on the financial position of the Company.

Loss per share. Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by ASC No. 260, “Earnings Per Share.” As of September 30, 2012, there were no common share equivalents outstanding.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that League Now will continue as a going concern. The Company had a working capital deficiency of $701,327 and a stockholder’s deficiency of $217,959 and as of September 30, 2012. These conditions raise substantial doubt about League Now’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 4. NOTE RECEIVABLE

In June, 2011, the Company advanced $10,000 to an unrelated party. The note bears interest at 8% per annum and matured on July 30, 2011. The note is secured by the party’s 40% ownership interest in the stock of Bayview Acquisition Corp. (a public company). The aggregate receivable balance has been classified as a current asset because it is expected to be collected within one year from the Balance Sheet dates. The Company is currently negotiating new terms with the debtor to satisfy the past due balance.

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Computers and peripherals	$182,382	$181,952
Office equipment	59,816	59,816
Computer software	28,423	28,423
	270,621	270,191
	(270,501)	(268,472)
Less: accumulated depreciation	$120	$1,719

Depreciation expense was $2,028 and $- for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 6. LOAN FEES

Deferred loan fees of $6,677 represent fees paid to third parties that provided services in relation to securing financing. The loan fees are shown net of accumulated amortization of $2,730 and $2,015 at September 30, 2012 and December 31, 2011, respectively.

Expected future amortization expense for deferred loan fees is as follows:

Year ending
December 31,
2012	$239
2013	954
2014	954
2015	954
2016	846
$3,947

NOTE 7. LINES OF CREDIT

The Company maintains $260,700 of revolving lines of credit with various financial institutions, $68,867 and $68,892 of which was unused at September 30, 2012 and December 31, 2011, respectively. Advances on the lines of credit are payable on demand and bear interest between 0% and 22.24% per annum. Interest is payable monthly. The credit lines are unsecured.

The Company also has a $350,000 revolving line of credit with Independence Bank, all of which was used as of September 30, 2012 and December 31, 2011. Advances on the credit line are payable on demand and carry an interest rate of 1.25% over the bank’s prime rate, 4.50% at September 30, 2012. Interest is payable monthly. The credit line is secured by all assets of the Company, including accounts receivable, inventory (if acquired), office equipment, and the personal guaranty of a Company officer/stockholder.

NOTE 8. LONG-TERM LOANS

In March, 2009, the Company converted rent arrearages in the amount of $116,213 into a term loan with its landlord. The loan requires 42 monthly payments of $3,066 and bears interest at a fixed rate of 6%. The loan is secured by an officer/stockholder of the Company. $41,399 and $47,087 was outstanding as of September 30, 2012 and December 31, 2011, respectively.

During 2009, the Company obtained two $25,000 SBA-backed term loans from commercial banks. Each loan requires 84 monthly payments of $390 and includes interest at 4.75% above the bank’s prime rate, 8.00% at September 30, 2012. The term loan is secured by the personal guaranty of a Company officer/stockholder. $33,059 and $37,939 was outstanding as of September 30, 2012 and December 31, 2011, respectively.

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

In June, 2010, the Company obtained a $209,905 term loan from Independence Bank. The proceeds of the term loan were used to reduce the outstanding balances of the Company’s line of credit with the bank. The loan requires 69 monthly principal payments of $3000, plus monthly interest of 1.25% over the bank’s prime rate, 4.50% at September 30, 2012. The term loan is secured by the personal guaranty of a Company officer/stockholder. $122,235 and $149,235 was outstanding as of September 30, 2012 and December 31, 2011, respectively.

In March, 2012, the Company issued a $1,000 promissory note payable to an unrelated party in satisfaction of professional services rendered by the individual. The note is unsecured, non-interest bearing and due on demand. The outstanding principal balance has been classified as a non-current liability on the September 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

NOTE 8. LONG-TERM LOANS (continued)

On July 11, 2012 and August 24, 2012, League Now sold and issued Convertible Promissory Notes (the “Notes”) to Asher Enterprises, Inc. (“Asher”) in the principal amount of $53,000 and $27,500, respectively, pursuant to the terms of Securities Purchase Agreements (the “ Purchase Agreements”) of even dates therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended. The Notes, together with accrued interest at the annual rate of eight percent (8%), are due on April 10, 2013 and May 28, 2013, respectively (the “Maturity Date”). The Notes are convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Notes at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. In connection with the sale of the Note, the Company relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended. The Company is also required to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the Notes (see Note 9).

On July 11, 2012 and August 24, 2012, the Company calculated the fair value of the Asher Notes in accordance with GAAP. The excess premium over the face value of the Notes was credited to additional paid-in capital with a direct charge to interest expense. The effective rates of the Notes are 82.8% and 83.1%, respectively.

Principal payments of long-term debt at September 30, 2012 are scheduled as follows:

Years ending
December 31,
2012	$28,056
2013	148,665
2014	43,719
2015	44,360
2016	12,989
Thereafter	404
$278,193

NOTE 9. STOCKHOLDER’ NOTES AND DEBENTURES

In July, 2010, the Company obtained a $50,000 loan from an officer/stockholder. The loan requires interest payments at a fixed rate of 7%, but specifies neither interest payment frequency nor a due date for the obligation. The outstanding principal balance has been classified as a non-current liability on the September 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

In July, 2012, the Company obtained a $10,000 loan from an officer/stockholder. The loan requires interest payments at a fixed rate of 7%, but specifies neither interest payment frequency nor a due date for the obligation. The outstanding principal balance has been classified as a non-current liability on the September 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

In September, 2012, the Company obtained a $15,730 loan from an officer/stockholder. The loan requires interest payments at a fixed rate of 7%, but specifies neither interest payment frequency nor a due date for the obligation. The outstanding principal balance has been classified as a non-current liability on the September 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

NOTE 9. STOCKHOLDER’ NOTES AND DEBENTURES (continued)

The Company has obtained unsecured advances and loans from an officer/stockholder and from a major stockholder aggregating $78,234 and $96,191 as of September 30, 2012 and December 31, 2011, respectively. The notes bear interest between 5% and 7% per annum without a specified due date. The outstanding principal balance has been classified as a non-current liability on the September 30, 2012 Balance Sheet because it is not expected to paid within one year from the Balance Sheet date.

NOTE 10. STOCKHOLDER’S DEFICIENCY

Common Shares – Authorized

League Now has 100,000,000 common shares authorized at a par value of $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, can elect all of League Now’s directors.

Common Stock Issuances

For the nine months ended September 30, 2012, we issued the following shares:

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

Stock reserved for issuance

The following table summarizes all shares of common stock reserved for issuance at September 30, 2012:

Number of Shares

Maximum shares issuable in connection with:
Convertible debt instruments (with 5x reserve multiple)	12,673,139

NOTE 11 – EARNINGS-PER-SHARE CALCULATION

Basic earnings per common share for the three and nine months ended September 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period. Diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 are calculated by dividing net income by weighted-average common shares outstanding during the period plus dilutive potential common shares, which are determined as follows:

NOTE 11 – EARNINGS-PER-SHARE CALCULATION (continued)

	For the three months ended September 30, 2012	For the three months ended September 30, 2011

Net earnings from operations	$(124,585)	$(4,200)
Weighted-average common shares	53,445,563	45,748,288
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	53,445,563	45,748,288
Net earnings per share from operations:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

	For the nine months ended September 30, 2012	For the nine months ended September 30, 2011

Net earnings from operations	$(334,381)	$(16,700)
Weighted-average common shares	52,160,025	45,748,288
Effect of dilutive securities:
Warrants	-	-
Options to purchase common stock	-	-
Dilutive potential common shares	52,160,025	45,748,288
Net earnings per share from operations:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Dilutive potential common shares are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potentially dilutive effect of the securities. The increasing number of warrants used in the calculation is a result of the increasing market value of League Now’s common stock. In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

In periods where losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2012 and 2011, there were no common share equivalents outstanding.

NOTE 12 – SHARE BASED COMPENSATION

The following presents the impact of share based compensation expense on our condensed consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

General and administrative	$-	$-	$140,000	$-

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to the common control between League Now and its related parties, League Now is exposed to the potential that ownership risks and rewards could be transferred among the parties.

NOTE 14 – COMMITMENTS

Leases

Infiniti leases its office space in Brecksville on a month-to-month basis at a cost of $6,694 a month.

Total expense related to the operating leases was $20,082 and $59,736 for the three and nine month period ended September 30, 2012, respectively.

NOTE 15 – RECENT ACCOUNTING PRONOUNCEMENTS

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of our company.

NOTE 16– SUBSEQUENT EVENTS

Management has evaluated subsequent events after the balance sheet date, through the issuance of the financial statements, for appropriate accounting and disclosure. League Now has determined that there were no such events, other than those described below, that warrant disclosure or recognition in the financial statements.

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

Business Overview

League Now Holdings Corporation (“League Now”) was incorporated in September 2005 in Florida. We originally intended to operate as an application service provider offering web-based services for the online video gaming industry. In late 2009, we determined that the Company would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

Infiniti Systems Group (“Infiniti”), a wholly owned subsidiary of League Now, was incorporated in the State of Ohio in January 1995 as J.L. Consulting, Inc., to develop and consult on application development, project management, managed information technology (IT) services, IT helpdesk services, professional staffing and placement, network security products and services, and server virtualization, backup and disaster recovery. On July 15, 1999, J.L. Consulting, Inc. changed its name to Infiniti Systems Group, Inc.

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

Products

We also provide our clients with the latest in Firewalls/Gateway Security, Network/Internet Security and Messaging Security, Mobile Security and Backup/Restore as a reseller for the industry’s top software product manufacturers like Microsoft, McAfee and Good Technologies.

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

Industry Overview

The IT service industry continues to be one of the fastest growing in the United States. The dependency of most businesses on information technology platforms and security has grown at a pace relative to the development of the computer and internet businesses. In addition, the recent recession has left businesses seeking ways to cut costs without risking damage to their companies. One way has been outsourcing of certain services, including human resources, accounting, information technology and security. Moreover, many companies have short-term staffing needs but concerns about full time employment costs and expenses (such as payroll taxes, disability and workers’ compensation premiums, health insurance contributions and employment related liabilities). Our information technology staffing solutions provide a way for our clients to get the short-term staffing they need for projects while avoiding these potential liabilities. Our competition is large with staffing and security companies, but our pricing gives us a competitive advantage to open doors in this marketplace.

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

RESULTS OF OPERATIONS

Results of Operations

Comparison of the Three Months Ended September 30, 2012 with the Three Months Ended September 30, 2011 and Nine Months Ended September 30, 2012 with the Nine Months Ended September 30, 2011

Revenues

Revenues for the three months ended September 30, 2012 were $1,000,222. This is up substantially from the revenue from the third quarter of 2011. No revenue was reported during last year’s third quarter. Infiniti revenues have increased by 14% from last year through September 30. We have seen an increase need for temporary IT staff, security products and consulting in 2012. Year to date sales as of September 30, 2012 was $2,905,275.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2012 was $793,802. Cost includes the employee/contractor costs and security product costs for the period. For the nine months ended September 30, 2012 cost of revenues was $2,305,076.

Gross Profit

Our gross profit was $206,420 for the three months ended September 30, 2012, In comparison to 2011 where there was no sales or gross profit recorded. This includes both staffing and security product gross profit for the period. Gross profit for the nine months ended September 30, 2012 was $600,199.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of executive, administrative, and finance personnel, as well as professional fees. General and administrative expenses increased to $250,989 for three months ending September 30, 2012 as compared to $4,200 during the three months ended September 30, 2011. We believe that our existing executive and administrative staffing levels are going to increase to support our growth plan of 20% per year in our business plan. General and administrative expenses for the nine months ended September 30, 2012 were $839,089.

Capital Resources and Liquidity

As of September 30, 2012 we had $0 in cash. As reflected in the accompanying financial statements, we had an decrease of cash in our operations of $7,281 and had a net loss of $124,585 for the three months ended September 30, 2012.

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

Going Concern

The Company has a working capital deficiency of $701,327 and a stockholders’ deficiency of $217,959, as of September 30, 2012. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under the caption “Risk Factors” in Part I, “Item 1. Description of Business” in our Annual Report on Form 10-K for the year ended December 31, 2011 which could materially affect our business prospects, financial condition or future results. There have been no other material changes during the nine months ended September 30, 2012 to the risk factors discussed in the periodic report noted above.

League Now has a history of uncertainty about continuing as a going concern.

League Now’s audits for the years ended December 31, 2011 and 2010 expressed an opinion as to its ability to continue as a going concern as a result of accumulated deficit of $207,175 and a working capital deficit of $298,598 as of December 31, 2011. As of September 30, 2012, the Company had an accumulated deficit of $541,556 and a working capital deficit of $701,327. Unless League Now is able to become profitable over successive future periods its ability to continue as a going concern will be in jeopardy.

League Now’s success is dependent on its ability to assist Infiniti to the point of generating sufficient revenues to sustain and expand operations.

League Now’s near term future operation is dependent on its ability to assist Infiniti to produce sufficient revenue to sustain and expand operations. The same successful efforts criteria will be required for any additional targets that are acquired by League Now. The success of these endeavors will require that sufficient funding be available to assist in the development of its business interests. Should we be unable to improve our financial condition through debt or equity offerings, our ability to successfully advance our business plan will be severely limited.

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

League Now’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

League Now’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If League Now remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the League Now’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

On July 11, 2012, League Now Holdings Corporation (the “Company”) sold and issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”) in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement (the ” Purchase Agreement”) of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013 (the “Maturity Date”). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. In connection with the sale of the Note, the Company relied upon the exemption from registration provided by Regulation D under the Securities Act of 1933, as amended.

On August 29, 2012, League Now Holdings Corporation (the “Company”) sold and issued a Convertible Promissory Note (the “Note”) to Asher Enterprises, Inc. (“Asher”) in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement (the ” Purchase Agreement”) of even date therewith. Asher is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended.

The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013 (the “Maturity Date”). The Note is convertible into the Company’s common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company’s common stock on the date of conversion. “Market Price” is defined in the Note as the average of the lowest three (3) trading prices for the Company’s common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of (i) the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

The Company utilized the proceeds from both Asher transactions for general working capital.

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

From 2000-2002, Mr. Charles was the Vice President of ISG’s Infrastructure Division, responsible for all sales, marketing and delivery to clients. Prior to that Mr. Charles was President of Sigma Design, Inc., an International Architecture Computer Aided Design Software firm in Boston Massachusetts. Mr. Charles started his career founding Northeast CAD Systems a national Computer Aided Design and Drafting software reseller and services firm in Cleveland, Ohio.

Mr. Charles has a bachelor’s degree in computer sciences and business management from Kent State University.

Mr. Charles does not have a family relationship with any director or executive officer of the Company, nor with any of its affiliates, nor are there any arrangements or understandings between him and any other person with respect to his election to the board of directors.

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

* Filed Herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

League Now Holdings Corporation
(Registrant)

Date: November 14, 2012	/s/ John Bianco

Chief Executive Officer

/s/ Lisa Bischof

Chief Financial Officer

