Form 10-K
period 2012-12-31
LEAGUE NOW HOLDINGS CORP
filed 2013-04-02
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2012 to December 31, 2012

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

Large accelerated filer   ☐        Accelerated filer   ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $4,409,259.  (This calculation is based on historical data at June 29, 2012). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of April 1, 2013 was 53,445,563

DOCUMENTS INCORPORATED BY REFERENCE:

None.

2

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

On February 14, 2013 League Now agreed to transfer to the shareholders of New York Bagel Company, shares of Common Stock equal to ninety-five percent (95%) of the issued and outstanding common shares of League Now, in exchange for one hundred percent (100%) of the issued and outstanding shares of New York Bagel Company such that New York Bagel Company shall become a wholly owned subsidiary of the League Now, and, upon election, will become the successor issuer for SEC reporting and accounting purposes.

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

The Company maintains a website at www.infinitisystems.com .

Employees

As of December 31, 2012, we had 26 full-time employees, of whom 3 are executive officers. Additionally, from time to time, we hire temporary contract employees. None of our employees are covered by a collective bargaining agreement and we are unaware of any union organizing efforts.  We have never experienced a major work stoppage, strike or dispute.  We consider our relationship with our employees to be good.  We also employ 14 independent contractors as consultants.

Bankruptcy Proceedings during the Past Five Years

Our Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Domain Names

N/A

Major Customers

While the Company does business with many Fortune 500 companies in the Northeast Ohio area, no single client can be classified as a major customer.

Research and Development Activities

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2011 or 2012.

Environmental Laws

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office Locations

We maintain our principal offices at 10330 Brecksville Road, Brecksville, Ohio 44141-3184.  We also have a presence in Raleigh, North Carolina.  The lease for the Brecksville office at 6980 South Edgerton Road, Brecksville expired on March 1, 2012.The lease was on a month to month basis for the balance of the year at the same rate as last year which is $6,730 a month for approximately 5,000 square feet of office space. On February 1, 2013 the Company moved into the new office space on Brecksville Road. Our telephone number is 440-546-9440.       The Company's management believes that the leased premises are suitable and adequate to meet its needs.

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

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol "LNWZ."  The following table shows the price range of our Common Stock for each quarter during the years ended December 31, 2012 and 2011.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and were have been adjusted to reflect the several stock splits as if it had occurred at the beginning of the earliest period presented.

Quarter Ended	High	Low

Fiscal Year 2012
Fourth Quarter	$0.13	$0.02
Third Quarter	$0.15	$0.04
Second Quarter	$0.15	$0.15
First Quarter	$0.15	$0.15

Fiscal Year 2010
Fourth Quarter	$0.12	$0.07
Third Quarter	$0.15	$0.10
Second Quarter	$0.20	$0.15
First Quarter	$0.20	$0.20

Description of Securities

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, $0.001 par value per share.  As of April 1, 2013, an aggregate of 53,445,563 shares of our common stock were issued and outstanding.

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

Holders

As of April 1, 2013, there are approximately 167 shareholders of our common stock.

Transfer Agent and Registrar

Olde Monmouth Stock Transfer is currently the transfer agent and registrar for our common stock.  Its address is 200 Memorial Parkway, Atlantic Highlands, NJ 07716.  Its phone number is  (732) 872-2727 .

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of December 31, 2012.  Our Board of Directors may adopt an equity compensation plan in the future.

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

Results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Infiniti Systems Group, Inc.	Year Ended	Year Ended
Statement of Operations	31-Dec-12	31-Dec-11

Revenue	3,729,811	3,657,752

Cost of Goods Sold	2,974,362	2,935,586
Bank & Interest Expense	74,792	102,931
General & Administrative	1,053,581	723,129
Depreciation and Amortization	1,441	8,974
Profit/(Loss) from Operations	(384,365)	(112,868)
Other Income or (Loss)	25,000	0
Net Loss Before Taxes	(359,365)	(112,868)
Income Tax	0	0

Net Loss	(359,365)	(112,868)
Net Loss Per Share	(.01)	(.00)

Revenue:

Revenue increased by $72,059 to $3,729,811 for the year ended December 31, 2012 from $3,657,752 for the year ended December 31, 2011.

Cost of Goods Sold

Cost of Goods Sold has increased to $2,974,362 for the year ended December 31, 2012 from $2,935,586 for the year ended December 31, 2011.  The increase is primarily due to the decrease in sales margin (increase in cost of equipment/licenses) of the Company’s products and services.

Operating Expenses:

Operating expenses increased by $294,780 or 35% to $1,129,814 for the year ended December 31, 2012 from $835,034 for the year ended December 31, 2011.   The increase in operating expenses was primarily due to the addition of sales and recruiting staff.

 Loss from Operations :

Loss from operations was $359,365 for the year ended December 31, 2012 compared to a loss of $112,868 for the year ended December 31, 2011 is mainly due to the increase in Cost of Goods Sold and Operating Expenses described above.

Interest Income:

The company had no interest income to report.

Net Loss:

Net Loss was $359,365 for the year ended December 31, 2012 compared to a loss of $112,868 for the year ended December 31, 2011 is mainly due to the increase in Cost of Goods Sold and Operating Expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had net current liabilities of $1,351,452 compared to $629,955 as of December 31, 2011. Our balance of cash and cash equivalents at December 31, 2012 was ($73,077) compared to $7,281 at December 31, 2011.

Operational cash flow

We had operating cash outflows in the year ended December 30, 2012 of $163,475, and $491,076 in the year ended December 30, 2011.  Our primary uses of cash have been for marketing expenses, employee compensation, product development and working capital. All cash we receive has been expended in the furtherance of growing assets.

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

In May 2011, FASB issued Accounting Standards Update ("ASU") 2011-05, Comprehensive Income: Presentation of Comprehensive Income , to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments do not change the guidance regarding the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments should be applied retrospectively, and is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs .  This ASU represents the converged guidance of the FASB and the IASB (the "Boards") on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value."  These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

On August 3, 2012, Mario Barton resigned from the board of directors of League Now Holdings Corporation. In his letter of resignation, Mr. Barton did not indicate that there were any disagreements between himself and the Company's board of directors regarding the Company's operations, policies or practices.

Also on August 3, 2012, Mr. Joe Charles, the Company's President was elected to the Company's board of directors to fill the vacancy created by the resignation of Mr. Barton.

Joe Charles was appointed President of our wholly owned subsidiary, Infiniti Systems Group in July 2012. Prior joining the Company, Mr. Charles was President of JLC Services, Inc in Akron, Ohio. He was responsible for all of that company's sales and operations, including software design, service and support.

From 2000-2002, Mr. Charles was the Vice President of ISG's Infrastructure Division, responsible for all sales, marketing and delivery to clients. Prior to that Mr. Charles was President of Sigma Design, Inc., an International Architecture Computer Aided Design Software firm in Boston Massachusetts. Mr. Charles started his career founding Northeast CAD Systems a national Computer Aided Design and Drafting software reseller and services firm in Cleveland, Ohio.

Mr. Charles has a bachelor's degree in computer sciences and business management from Kent State University.

Mr. Charles does not have a family relationship with any director or executive officer of the Company, nor with any of its affiliates, nor are there any arrangements or understandings between him and any other person with respect to his election to the board of directors.

(a)	Resignation of Officers

On August 3, 2012, Mario Barton resigned as a member of the board of directors of League Now Holdings Corporation. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

(b)	Appointment of Directors and Officers

The following persons were appointed as to the positions listed by their name in the table below at Closing:

NAME	AGE	POSITION
John L. Bianco	61	President/CEO and Director
Joe Charles	50	Director
D. Bruce Veness	60	Corporate Secretary/COO and Director
Lisa Bischof	43	Treasurer/CFO

Off Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of December 31, 2012.

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

Financial statements are included and may be found at pages 30 through 41.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of December 31, 2012, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the year ended December 31, 2012, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

NAME	AGE	POSITION
John L. Bianco	61	President/CEO and Director
Joe Charles	50	Director
D. Bruce Veness	60	Corporate Secretary/COO and Director
Lisa Bischof	43	Treasurer/CFO

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

Joe Charles, Director

Joe Charles was appointed President of our wholly owned subsidiary, Infiniti Systems Group in July 2012. Prior joining the Company, Mr. Charles was President of JLC Services, Inc in Akron, Ohio. He was responsible for all of that company's sales and operations, including software design, service and support. From 2000-2002, Mr. Charles was the Vice President of ISG's Infrastructure Division, responsible for all sales, marketing and delivery to clients. Prior to that Mr. Charles was President of Sigma Design, Inc., an International Architecture Computer Aided Design Software firm in Boston Massachusetts. Mr. Charles started his career founding Northeast CAD Systems a national Computer Aided Design and Drafting software reseller and services firm in Cleveland, Ohio. Mr. Charles has a bachelor's degree in computer sciences and business management from Kent State University.

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During 2012, the Company did not conduct any formal Board meetings and conducted business through Written Actions.

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

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended December 31, 2012 and 2011.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.  The following information includes the aggregated Company Options issued to the Company's executive officers pursuant to the Merger and those issued under the LTIP.

The following table sets forth all cash compensation paid by Infiniti, for the year ended December 31, 2012.  The table below sets forth the positions and compensations for each officer and director of Infiniti.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
John L. Bianco President/Chief Executive Officer	2012	$110,100	-	-	-	-	-	-	$110,100

D. Bruce Veness, Vice President	2012	$70,000	-	-	-	-	-	-	$70,000

Lisa Bischof, Controller	2012	$40,000	-	-	-	-	-	-	$40,000

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during period ending December 31, 2012 by the executive officer named in the Summary Compensation Table.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Mario Barton 11407 North 78th Street Scottsdale, AZ 85260	103,676	Less than 1%

John L. Bianco 6980 South Edgerton Road Brecksville, OH 44141	29,000,000	54.3%

Lisa Bischof 6980 South Edgerton Road Brecksville, OH 44141	300.000	Less than 1%

D. Bruce Veness 6980 South Edgerton Road Brecksville, OH 44141	700,000	Less than 1%

Mr. James Pregiato 4075 Carambola Circle North Coconut Creek, Florida 33066	13,307,848	24.9%

All Officers and Directors	30,103,676	56.3%

(1)	Based on 53,445,563 shares of common stock issued and outstanding as of December 31, 2012.

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended December 31, 2012.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by League Now Holdings, Inc.

Audit Fees.    Harris F. Rattray, CPA,  billed the Company $16,950 and $15,250 for professional services rendered for the annual audit for the year ended December 31, 2012 and 2011, the quarterly review of the Company's financial statements for 2012 and 2011, and other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees .  William A. McGrath, CPA billed the Company $3,840 for the preparation of tax returns for the fiscal years ended December 31, 2011.

All Other Fees.

No other fees for the years ended December 31, 2012 and 2011.

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

DATE:     April 1, 2013

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

Signature	Title	Date

/s/ John Bianco	Chief Executive Officer	April 1, 2013
John L. Bianco

/s/ Lisa Bischof	Chief Financial Officer	April 1, 2013
Lisa Bischof

/s/ D. Bruce Veness	Secretary, Chief Operating Officer	April 1, 2013
D. Bruce Veness

/s/ Joe Charles	Director	April 1, 2013
Joe Charles

HARRIS F. RATTRAY CPA

1601 Palm Avenue #114

Pembroke Pines FL 33026

April 1, 2013

The Board of Directors

League Now Holdings Corporation

Brecksville, Ohio

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

 I have audited the accompanying consolidated balance sheets of, League Now Holdings Corporation and subsidiary (the "Company")) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of League Now Holding Corporation, and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the consolidated financial statements, the Company has incurred accumulated net losses of $566,540 and needs to raise additional funds to meet its obligations and sustain its operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Harris F. Rattray CPA

Harris F. Rattray CPA

Pembroke Pines, Florida

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$ -	$ 7,281
Accounts receivable	521,548	302,872
Other current assets	506	21,204
Total current assets	522,054	331,357

Property and equipment, net	1,669	1,719

Other assets:
Goodwill	879,253	879,253
Loan fees, net	4,185	-
Other noncurrent assets	5,596	-
	889,034	879,253
Total assets	$ 1,412,757	$ 1,212,329

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Bank overdraft	$ 73,077	$ -
Lines of credit	529,703	-
Current portion of long-term loans	84,247	41,302
Accounts payable	515,964	331,755
Accrued expenses and other current liabilities	148,461	162,038
Stockholders' notes and debentures	-	94,860
Total current liabilities	1351,452	629,955

Notes payable, less current maturities	-	599,075
Long-term loans	171,990	68,724
Stockholders' notes and debentures	194,105	-
Total Long Term Liabilities	366,095	667,799
Total liabilities	1,771,547	1,297,754

Stockholders' deficiency:
Preferred stock, $0.001 par value; authorized 10,000,000 shares;
none issued nor outstanding	-	-
Common stock, $0.001 par value, authorized 100,000,000
shares; issued and outstanding 53,445,563 and 47,248,851 shares
as of June 30, 2012 and December 31, 2011 respectively	53,446	47,549
Additional paid-in capital	208,304	74,201
Accumulated deficit	(566,540)	(207,175)
Total stockholders' deficiency	(304,790)	(85,425)
Total liabilities and stockholders' deficiency	$ 1,412,757	$ 1,212,329

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For twelve months ended December 31,
	2012	2011

Revenues	$ 3,729,811	$ 3,657,752
Cost of revenues	2,974,362	2,935,586
Gross profit	755,449	722,166

Expenses:
General and administrative	1,053,581	723,129
Depreciation and amortization	1,441	8,974
	1,055,022	732,103

Loss from operations	(283,723)	(9,937)

Other Income and (expense)
Interest expense	(74,792)	(102,931)
Bad debt expense	(10,000)	-
Gain on extinguishment of debt	25,000	-
Loss before provision for income taxes	(359,365)	(112,868)

Provision for income taxes	-	-

Net loss	$ (359,365)	$ (112,868)
Net loss per share - basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of shares of
common stock outstanding - basic and diluted	53,445,563	47,248,851

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
As of December 31, 2012 and December 31, 2011

	Common Stock
		Common	Additional
	Common	Stock	Paid-in	Accumulated
	Stock	Amount	Capital	Deficit	Total

BALANCE DECEMBER 31, 2010	47,248,851	$ 47,249	$ 74,501	$ (94,307)	$ 27,443

Net loss for fiscal year ending December 31, 2011				(112,868)	(112,868)
BALANCE DECEMBER 31, 2011	47,248,851	$ 47,249	$ 74,501	$ (207,175)	$ (85,425)

Shares retired on January 20, 2012	(25,803,288)	$ (25,803)	$ 25,803	$ -	$ -
Shares issued in connection with the share exchange agreement for the acquisition of Infinity Systems Holding Group on January 20, 2012	30,000,000	30,000	(30,000)	-	-
Shares issued in exchange for services on 1/30/12	500,000	500	34,500	-	35,000
Shares issued in exchange for services on 6/21/12	1,500,000	1,500	103,500	-	105,000
Net loss for fiscal year ending December 31, 2012	-	-	-	(359,365)	(359,365)
BALANCE DECEMBER 31, 2012	53,445,563	$ 53,446	$ 208,304	$ (566,540)	$ (304,790)

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Twelve Months Ended
	December 31,	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(359,365)	$(112,868)
Adjustments to reconcile net loss to cash
provided by/(used in) operating activities:
Depreciation	1,441	15,947
Amortization of loan fees	477	—
Bad debt expense	10,000
Gain on extinguishment of debt	(25,000)	—
Promissory notes issued in exchange for services	26,000	—
Stock issued for services	140,000	—
Changes in operating assets and liabilities:
Accounts receivable	(218,676)	41,534
Other current assets	(506)	(18,181)
Other noncurrent assets	(445)	—
Accounts payable	183,033	(414,315)
Accrued expenses and other current liabilities	79,566	(3,193)
Net cash provided by/(used in) operating activities	(163,475)	(491,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	2,447
Sale of Patent	—	14,833
Net cash provided by (used in) investing activities	—	17,280

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdraft	73,077	—
Repayments on lines of credit, net	(12,105)	—
Proceeds from stockholder notes and debentures	42,132	667,799
Repayment of stockholder notes and debentures	57,113	(1,331)
Repayment of notes payable and long-term loans	(4,023)	(191,827)
Net cash used in financing activities	156,194	474,641
NET INCREASE (DECREASE) IN CASH	(7,281)	845

CASH - BEGINNING OF PERIOD	7,281	6,436
CASH - END OF PERIOD	$—	$7,281

Supplemental Disclosures:
Cash paid for interest	$73,863	$102,931
Cash paid for income taxes	$—	$—

Supplemental Non-Cash Disclosures:
Stock issued for consideration in Infiniti transaction
Common stock	$30,000	$—
Additional paid-in capital	(30,000)	—
	$—	$—
Common stock forfeiture as part of Infiniti transaction
Common stock	$(25,803)	$—
Additional paid-in capital	25,803	—
	$—	$—

See accompanying notes to these consolidated financial statements.

LEAGUE NOW HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

NOTE 1 -  BASIS OF PRESENTATION AND ORGANIZATION

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

Infiniti Systems Group, Inc was organized under the laws of the State of Ohio on January 2 1995. The Company provides technology integration services to businesses. These services include management consulting, e-business services, application development, facilities development and network development. The Company’s principal office is in Brecksville, Ohio, with an additional office in Raleigh, North Carolina. On December 11, 1998, the Company changed its corporate name from J.L. Consulting, Inc. to Infiniti Systems Group , Inc.

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

NOTE 2  - GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $803,548 and a stockholder's deficiency of $228,940 and as of December 31, 2012. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

No such items existed as of December 31, 2012 or 2011.

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

The guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company adopted the revised disclosure guidance in the first quarter of 2009 and the adoption did not have a material impact on the Company’s financial statements as of and for the years ended December 31, 2012 and 2011.

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

Subsequent Events - Management has evaluated subsequent events to determine whether events or transactions occurring through March 29, 2013, the date on which the financial statements were available to be issued, will require potential adjustment to or disclosure in the Company’s financial statements.

NOTE 4 - ACQUISITION AND CANCELLATION OF PURE MOTION TRANSACTION

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

On October 6, 2010, League Now acquired 100% of the issued and outstanding shares of Pure Motion, Inc., a company that specializes in developing and improving fine motor skills and mental acuity in recreational sports products and systems in exchange for 24,009,008 post split shares of the Company’s common stock.  In accordance with the share exchange agreement, the Company agreed to repurchase and cancel 38,048,000 post split shares of common stock from the former CEO for an initial payment of $100,000 and additional payments of $50,000 on October 31, 2010, November 30, 2010 and December 31, 2010 respectively.  The transaction will be accounted for as a purchase by the Company of Pure Motion, Inc.  Upon closing of the transaction, Mr. Pregiato resigned as an officer and director of the Company.

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

NOTE 5 – NOTES RECEIVABLE

During the fiscal year ended December 31, 2012 the Company wrote off a note receivable in the amount of $10,000. The note was determined to be uncollectable.

NOTE 6  - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment for the years ending December 31:

	2012	2011

Computers and Peripherals	183,343	181,952

Office equipment	59,816	59,816

Computer Software	28,423	28,423
Total	271,582	270,191
Less: Accumulated depreciated	(269,913)	(268,472)

Net Property	$1,669	$1,719

NOTE 7 - GOODWILL

Goodwill represents the excess of the aggregate purchase price over the fair value of net tangible and identifiable intangible asset of the acquired business. Goodwill was $879,253 and $879,253 at December 31, 2012 and 2011 respectively.

NOTE 8 - NOTES PAYABLE

At December 31, 2012, notes payable consisted of certain revolving lines of credit aggregating $529,703.  The notes bear interest between 0% and 22.24% per annum.

Line of Credit – Independence Bank – The Company has a $350,000 revolving line of credit with is bank, all of which was used at December 31, 2012.  Advances on the credit line are payable on demand and carry an interest rate of 1.25% over the bank’s prime rate.  Interest is payable monthly.  The credit line is secured by all assets of the Company, including accounts receivable, inventory (if acquired), office equipment and the personal guaranty of an officer/stockholder.

Line of Credit- Other – The Company has a $100,000 revolving line of credit with Wells Fargo, $173 of which was unused at December 31, 2012.  Advances on the credit line are payable on demand and carry an interest rate of 7.75% at December 31, 2012.  Interest is payable monthly.  The credit line is unsecured.

On July 11, 2012, League Now Holdings Corporation sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to135% of  the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On August 29, 2012, League Now Holdings Corporation sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to135% of  the then outstanding principal amount of the Note, including accrued and unpaid interst due on the prepayment date.

The remaining balance of the two notes due Asher Enterprises as of December 31, 2012 is $75,000.

NOTE 9 - LONG TERM LOANS

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

NOTE 10 -  NOTE PAYABLE – RELATED PARTY

During the period starting June 6, 2008 to date, the Company borrowed sums totaling $94,860 from the officers of the company. The note is non-interest bearing and has no fixed repayment dates.

NOTE 11 - STOCKHOLDERS’ DEFICIENCY

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

NOTE 12 -  RENTALS UNDER OPERATING LEASES

We maintain our principal offices at 10330 Brecksville Road, Brecksville, Ohio 44141-3184.  We also have a presence in Raleigh, North Carolina.  The lease for the Brecksville office at 6980 South Edgerton Road, Brecksville expired on March 1, 2012.The lease was on a month to month basis for the balance of the year at the same rate as last year which is $6,730 a month for approximately 5,000 square feet of office space. On February 1, 2013 the Company moved into the new office space on Brecksville Road. Our telephone number is 440-546-9440.       The Company's management believes that the leased premises are suitable and adequate to meet its needs.

In March, 2009, the Company converted rent arrearages in the amount of $138,454 into a term loan with its landlord.  The loan requires 48 monthly payments of $3,066 and bears interest at a fixed rate of 6%.  The loan is secured by an officer/stockholder of the Company.

NOTE 13 - SUBSEQUENT EVENTS

The Majority Shareholders of the Corporation have consented to a Plan of Exchange with NYBD Holding Corp., Inc., a Florida corporation (“NYBD”), where upon completion of the share exchange, NYBD will become a wholly-owned subsidiary of the Corporation and, upon election, will become the successor issuer for SEC reporting and accounting purposes.

The Board has determined that the completion of the share exchange is in the best interest of the Corporation, and the Board of Directors of the Corporation has approved the Plan of Exchange with NYBD, where Corporation will acquire 100% of the capital stock of NYBD in exchange for total consideration of common shares of the Corporation equal to 95% of the total issued and outstanding common stock.

