Form 10-K/A
period 2012-12-31
LEAGUE NOW HOLDINGS CORP
filed 2013-05-07
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

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

The number of shares outstanding of the Registrant’s Common Stock as of April 1, 2013 was 53,445,563

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE :

The Registrant is filing this Amendment No. 1 to our Annual Report on the Form 10-K for the fiscal year ended December 31, 2012, as filed with the U.S. Securities Exchange Commission on April 2, 2013, to reflect the correct officer and director signatures. The remainder of the Annual Report remains unchanged.

2

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K /A (the "Report"), the terms "we," "us," "our," "League Now," or "our Company" refers to League Now Holdings Corporation, a Florida corporation, together with its wholly owned subsidiary, Infiniti Systems Group, Inc. an Ohio corporation ("Infiniti").  Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, Infiniti.

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

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoter and Control Persons

The below table lists all officers and directors of the Company as of December 31, 2012.  All officers serve at the discretion of the Board of Directors. The term of office of each of our directors expire at our next Annual Meeting of Shareholders or until their successors are duly elected and qualified.

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

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Securities Ownership Table

As of December 31, 2012, the following table sets forth certain information with respect to the beneficial ownership of our Common Stock by (i) each shareholder known by us to be the beneficial owner of more than five percent (5%) of our Common Stock, (ii) by each of our current directors and executive officers as identified herein, and (iii) all of the Company’s directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated.  Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities.  Shares of Common Stock and non-qualified Company Options, Company Warrants, and convertible securities that are currently exercisable or convertible into shares of the Company's Common Stock within sixty (60) days of the date of this document, are deemed to be outstanding and to be beneficially owned by the person holding the Company Options, Company Warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

DATE:      May 8 , 2013

League Now Holdings Corporation

By:	/s/ Haim Yeffet
Haim Yeffet Chief Executive Officer

By:	/s/ Kenneth Wiedrich
Kenneth Wiedrich Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Haim Yeffet	Director	May 8, 2013
Haim Yeffet

/s/ Charles Neustein	Director	May 8, 2013
Charles Neustein

/s/ Morty Etgar	Director	May 8, 2013
Morty Etgar

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

