Form 10-Q
period 2013-03-31
LEAGUE NOW HOLDINGS CORP
filed 2013-05-15
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________    to  ________________

Commission File Number: 333-148987

League Now Holdings Corporation

(Exact name of Registrant as specified in its charter)

Florida	20-35337265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 E. Flagler Street, Miami Beach, FL 33131

(Address of principal executive offices) (Zip Code)

305-371-2727

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2013 the issuer had 53,445,562 shares of its common stock issued and outstanding.

1

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEET

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$422
Inventory	3,000	3,000
TOTAL CURRENT ASSETS	3,000	3,422

FIXED ASSETS
Property, plant, and equipment, net of depreciation	473,110	490,127
Total Fixed Assets	473,110	490,127

OTHER ASSETS
Security Deposits	29,597	29,597
TOTAL ASSETS	$505,707	$523,146

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Cash Overdraft	$9,345	$--
Accrued expense	4,350	--
Payroll tax payable	470	--
Sales tax payable	6,443	2,949
TOTAL CURRENT LIABILITIES	20,608	2,949

LONG-TERM LIABILITIES
Notes to related Party	689,816	667,920
TOTAL LIABILITIES	710,424	670,869

STOCKHOLDERS' DEFICIT

Common stock (par value $.001, 250,000,000 shares authorized, 53,445,562 issued and outstanding as of March 31, 2013 and 100 shares as of December 31, 2012, respectively)	53,446	100
Additional paid in capital	(53,446)	--
Accumulated deficit	(204,717)	(147,823)
TOTAL STOCKHOLDERS' DEFICIT	(204,717)	(147,723)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$505,707	$523,146

The accompanying notes are an integral part of these financial statements.

LEAGUE NOW HOLDINGS CORPORATION STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenue
Total Revenue	$70,497	$5,210
Cost of Revenue	26,869	1,625
Gross Profit	43,628	3,585

Operating expenses
Depreciation	17,017	17,017
Selling, general and administrative expenses	83,505	15,424
Total operating expenses	100,522	32,441

Loss from operations	(56,894)	(28,856)

Other income (expenses)
Interest income (expenses)	—	—

Total other loss	—	—

Income (loss) before income taxes	(56,894)	(28,856)

Income taxes	—	—

Net Income (Loss)	$(56,894)	$(28,856)

Earnings (loss) per share
Basic	$ **	$ **

Weighted average number of shares outstanding
Basic	53,445,563	53,445,563

** Less than $.01

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS CORPORATION
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,894)	$(28,856)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	17,017	17,017
Changes in operating assets and liabilities:
(Increase) Decrease in:
Inventory	--	(63)
Security deposit	--	(29,597)
Increase (Decrease) in:
Accrued expense	4,350	--
Accounts payable	3,964	364
NET CASH USED IN OPERATING ACTIVITIES	(31,563)	(41,135)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leasehold improvements	--	(285,071)
Purchase of fixed assets	--	(273,125)
NET CASH PROVIDED BY INVESTING ACTIVITIES		(558,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in cash overdrafts	9,345	--
Proceeds from notes payable	21,796	602,600
NET CASH PROVIDED BY FROM FINANCING ACTIVITIES	31,141	602,600

NET DECREASE IN CASH AND CASH EQUIVALENTS	(422)	3,269

CASH AND CASH EQUIVALENTS:
Beginning of period	422	--
End of period	$--	$3,269

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS CORPORATION

STATEMENT OF EQUITY

(UNAUDITED)

	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholder’s Deficit
Balance, December 31, 2011	28,500,000	$28,500	$(28,500)	$—	$—

Net loss for year ended Dec 31, 2012	—	—	—	(147,823)	(147,823)
Balance, December 31, 2012	28,500,000	$28,500	$(28,500)	$(147,823)	$(147,823)
Stock issued on share exchange	24,945,562	24,946	(24,946)	—	—

Net loss for quarter ending March 31, 2013	—	—	—	(56,894)	(56,894)
Balance, March 31, 2013	53,445,562	$53,446	$(53,446)	$(204,717)	$(204,717)

The accompanying notes are an integral part of these financial statements
F-5

LEAGUE NOW HOLDINGS CORPORATION

CONDENSED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

(UNAUDITED)

NOTE 1- NATURE OF OPERATIONS AND GOING CONCERN

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

On February 27, 2013, the Company consummated a share exchange with New York Bagel Deli, Inc. (“NYBD”), a Florida corporation.  Under the terms of the share exchange, NYBD received 28,500,000 shares of the Company’s common stock for 100% of the issued and outstanding capital of NYBD. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. Concurrent with the share exchange, the Company agreed to sell its subsidiary (the operations of League Now) to John Bianco the Company’s former CEO. In exchange for the assumption by Mr. Bianco of all associated liabilities.

NYBD Holdings, Inc. was incorporated in January 2012 and began operations in March of 2012 and has a Fiscal Year ending of December 31.

For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and an 8K/A filed on May 2, 2013 which should be read in conjunction with these audited financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for League Now Holdings Corporation is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements. The Company has adopted a December 31 fiscal year end.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue recognition

The Company presently derives its revenue from the sale of Bagel and deli products in its South Florida restaurants. The Company will recognize revenue at point of sale or when products are fully delivered or services have been provided and collection is reasonably assured. Revenue is recognized on a gross basis with corresponding costs of goods as a reduction to revenue in cost of sales.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized.  At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. As of the date of these financial statements, the Company is not aware of any items or events that would cause it to adjust the recorded value of its long-lived assets for impairment.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Emerging Growth Company

We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash and cash equivalents, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

Level 1

Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities; The Company values it’s available for sale securities using Level 1.

Level 2

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3

Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of income.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

Stock-Based Compensation

Stock--based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718) To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Authoritative Accounting Guidance

On July 1,2009, the Accounting Standards Codification ("ASC") became the Financial Accounting Standards Board ("FASB") officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, "Earnings Per Share." On January 1,2009, the Company adopted new authoritative accounting guidance under FASB ASC Topic 260, "Earnings Per Share," which provides that unvested share-- based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two--class method.

 FASB ASC Topic 820, "Fair Value Measurements and Disclosures." New authoritative accounting guidance under ASC Topic 820,"Fair Value Measurements and Disclosures," affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company's consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009--5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company's consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company's consolidated financial statements.

FASB ASC Topic 825 "Financial Instruments." New authoritative accounting guidance under ASC Topic 825,"Financial Instruments," requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods.

FASB ASC Topic 855, "Subsequent Events." New authoritative accounting guidance under ASC Topic 855, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity's management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company's financial statements for periods ending after June 15,2009. Effective February 24, 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements" which revised certain disclosure requirements. ASU No. 2010-09 did not have a significant impact on the Company's consolidated financial statements. The company evaluated subsequent events, which are events or transactions that occurred after June 30, 2012 through the issuance of the accompanying consolidated financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2013	March 31,2012
Equipment and leasehold improvements	$521,585	$521,585
Office equipment	22,932	22,932
Computer software	13,679	13,679
	558,196	558,196
Less: accumulated depreciation	(85,086)	(17,017)
	$473,110	$541,179

Depreciation expense was $2,028 and $- for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 4 – NOTES PAYABLE RELATED PARTIES

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. As of March 31, 2013, the Company had received a total of $689,816, which is payable on demand and does not bear interest.

NOTE 5 - COMMON STOCK

In fiscal year 2012 the Company entered into a share exchange agreement with NYBD. The Company acquired 100% for the capital stock of NYBD in exchange for 28,500,000 shares of common stock of League Now Holding Corporation (League Now), which represents a majority ownership in League Now. The share exchange was consummated on February 27, 2013 and as part of the agreement NYBD agreed to sell the operations of League Now to Mr. Bianco (the former CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities. For accounting purposes this transaction is being treated as a reverse merger with NYBD being treated as the surviving entity with all historical balances reflecting the history of NYBD exclusively. And as a result at the conclusion of the share exchange on February 27, 2013 the additional common stock of League Now was added to the historical balances of NYBD. The share of common stock reported on the Company’s books is the exchanged shares of 28,500,000 plus 24,945,562 for a total number of shares outstanding of 53,445,562

ITEM 2. Management’s Discussion and Analysis and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on May 3, 2013, including the audited financial statements and notes included therein as of and for the year ended December 31, 2012, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

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

Business Overview

League Now Holdings Corporation (“League Now”) was incorporated in September 2005 in Florida. The Company originally intended to operate as an application service provider offering web-based services for the online video gaming industry. In late 2009, the Company determined that the Company would be considered a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

Infiniti is a reseller for Microsoft, McAfee and many other security products, and markets managed IT services to small to medium sized businesses and security and staffing services to Fortune 1000 companies. Infiniti’s client base is across many industries including healthcare, financial, manufacturing, construction, transportation, non-profits and government. Infiniti is now specializing in IT security and information technology consulting for companies in the Midwestern United States. Infiniti’s security division provides product and service support in the Windows, Unix and Linux, Internet, mobile device, the latest on intrusion detection and prevention, disaster recovery and business continuity planning. The consulting division provides network support, application development, staffing and recruiting for many companies in the Midwestern United States.

On February 27, 2013, the Company consummated a share exchange with NYBD Holdings, Inc. (NYBD) pursuant to which 100% of the equity in NYBD was exchange for 28,500,000 shares of the Company’s common stock, which was previously held by the Company’s former CEO, John Bianco. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. The Company concurrently agreed to sell the operations of League Now to Mr. Bianco in exchange for the assumption by Mr. Bianco of all associated liabilities. For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and an 8K/A filed on May 2, 2013 which should be read in conjunction with these audited financial statements.

NYBD Holdings, Inc. was incorporated on March 16, 2012 with a Fiscal Year ending of December 31. NYBD Holdings, Inc. has two deli restaurants that specialize in providing a wide variety of Bagels and cream cheese spread toppings along with a full service juice bar and large salad bar. The restaurants are located in downtown Miami located at 350 NE 24th St. and at 155 E. Flagler St.

Market Opportunity

The Deli business is a fast growing business with an ever increasing customer base. The Company has determined that it can capture a significant share of this market through a combination of a better product and winning marketing formula along with a lower pricing strategy. There are also a lot of small individually owned stores in the industry that have trouble competing with the larger chains which presents an opportunity for acquisition.

Industry Overview

The bagel and deli industry has become a fast growing industry in the United States. Major chain restaurants have taken the lead in this expansion. More people than ever are eating out and bagel and deli stores have added a great alternative to breakfast and lunch. Larger stores with expanded menus and expanded services has become the trend and have captured a larger market share.

Growth Strategy

Over the coming fiscal year, the company will employ an aggressive strategy in the acquisition of additional bagel and deli restaurants throughout Florida and the rest of the United States. NYBD has developed great customer loyalty based on a superior product, great customer service and store ambiance. By acquiring additional stores and replicating this formula the company plans on gaining significant market share. The Company’s competition has better name recognition at this point, but our pricing strategy will give us a competitive advantage to get customers in the door. NYBD’s better product and winning marketing formula will keep them coming back.

RESULTS OF OPERATIONS

Results of Operations

Comparisons of the Three Months Ended March 31, 2013 with the Three Months Ended March 31, 2012. This is not a true comparative period in 2012 because NYBD was organized in January of 2012 but operations did not begin until late March in 2012.

Revenues

Revenues for the three months ended March 31, 2013 were $70,497 compared to $5,210 for the same period ending March 31, 2012. As noted above this is not a true comparative reporting period.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 was $26,869 compared to $1,625 for the same period ending March 31, 2012. Again this is not a true comparative reporting period.

Gross Profit

Gross profit was $43,629 for the three months ended March 31, 2013, In comparison to 2012 where the gross profit was $3,585.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of salaries and rent, as well as professional fees. General and administrative expenses were $79,155 for three months ending March 31, 2013 and $15,424 for the three months ending March 31, 2012.

Capital Resources and Liquidity

As of March 31, 2013, the Company had $0 in cash. As reflected in the accompanying financial statements, we had a decrease of cash in the operations of $31,563 resulting from a net loss of $52,544 for the three months ended March 31, 2013 offset in part by depreciation of $17,017 and increase in accounts payable of $3,964. Comparatively, there was $3,269 in cash for the period ending March 31, 2012. This was made up of a decrease of cash in the operations of $41,135 resulting from a net loss of $28,856 and an increase in Security deposit of $29,597 for the three months ending March 31, 2012 offset in part by depreciation of $17,017.

The Company may not have sufficient resources to fully develop any new products or technologies unless we are able to raise additional financing. The Company can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. The Company’s failure to raise capital when needed would adversely affect the business, financial condition and results of operations, and could force the Company to reduce or cease operations.

The Company believes that it will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing will be obtained there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

Impact of Inflation

The Company does not expect inflation to be a significant factor in operation of the business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The Company has a working capital deficiency of $17,608 and a stockholders’ deficiency of $204,717, as of March 31, 2013. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

The Company base estimates and judgments on experience, current knowledge, and beliefs of what could occur in the future, observation of trends in the industry, information provided by customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following accounting policies and estimates as those that are believed to be the most critical to the financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4 . CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures . We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, disclosure controls and procedures were effective:

●  to give reasonable assurance that the information required to be disclosed in reports that are file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

●  to ensure that information required to be disclosed in the reports that are file or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and our Treasurer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There are no changes in internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a relatively new company without much history and has a stockholders’ deficit of $200,367. The Company’s survival is dependent upon its ability to raise sufficient capital and to be able to implement its business plan.

League Now has a history of uncertainty about continuing as a going concern.

League Now has a brief history but the year ended December 31, 2012 financial report expressed an opinion as to its ability to continue as a going concern as a result of accumulated deficit of $147,723. Unless League Now is able to become profitable over successive future periods its ability to continue as a going concern will be in jeopardy.

League Now’s success is dependent on its ability to sustain and expand operations.

League Now’s near term future operation is dependent on its ability to raise sufficient capital to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business plans. Should the Company be unable to improve financial condition through debt or equity offerings, the ability to successfully advance our business plan will be severely limited.

General economic conditions will affect our operations.

Changes in the general domestic economic climate may adversely affect the financial performance of League Now. Factors that may contribute to a change in the general economic climate include interest rates, inflation, and political and social reform, all of which could affect overall employment opportunities. Increased unemployment could seriously affect our business plan. Further, the delayed revival of the domestic economy is not conducive to rapid growth.

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

In January, 2012 the Company issued 500,000 shares of its common stock to a consultant in exchanges for services rendered to the Company. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company did not undertake an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, the Company has met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

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

In fiscal year 2012 the Company entered into a share exchange agreement with NYBD. The Company acquired 100% for the capital stock of NYBD in exchange for 28,500,000 shares of common stock of League Now Holding Corporation (League Now), which represents a majority ownership in League Now. The share exchange was consummated on February 27, 2013 and as part of the agreement NYBD agreed to sell the operations of League Now to Mr. Bianco (CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities. For accounting purposes this transaction is being treated as a reverse merger with NYBD being treated as the surviving entity with all historical balances reflecting the history of NYBD exclusively. And as a result at the conclusion of the share exchange on February 27, 2013 the additional common stock of League Now was added to the historical balances of NYBD. The share of common stock reported on the Company’s books is the exchanged shares of 28,500,000 plus 24,945,562 for a total number of shares outstanding of 53,445,562.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On February 27, 2013 the Company consummated a share exchange agreement with NYBD. League Now acquired 100% of the capital stock of NYBD in exchange for 28,500,000 shares of common shares of League Now which is a majority of the total issued and outstanding common stock of League Now. NYBD became a wholly-owned subsidiary of League Now, and Majority owner of League Now. NYBD concurrently agreed to sell the operations of League Now to Mr. Bianco (past CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities. For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and on Form 8-K/A, filed on May 3, 2013, which should be read in conjunction with these audited financial statements.

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

League Now Holdings Corporation
(Registrant)

Date: May 15, 2013	/s/ Haim Yeffet

Chief Executive Officer

Date: May 15, 2013	/s/ Kenneth C. Wiedrich

Chief Financial Officer

