Form 10-Q/A
period 2013-03-31
LEAGUE NOW HOLDINGS CORP
filed 2013-05-16
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q /A

(Amendment No. 1)

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

EXPLANATORY NOTE:

This Amendment No.1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on May 15, 2013, and is being filed solely to correct a typographical error on the cover page of the Form 10-Q, to check the box marked “Yes” (instead of the box marked “No”) with respect to whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Schema **

101.CAL	XBRL Taxonomy Calculation Linkbase **

101.DEF	XBRL Taxonomy Definition Linkbase **

101.LAB	XBRL Taxonomy Label Linkbase **

101.PRE	XBRL Taxonomy Presentation Linkbase **

* Filed Herewith.

** Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

League Now Holdings Corporation
(Registrant)

Date: May 1 6, 2013	/s/ Haim Yeffet

Chief Executive Officer

Date: May 1 6 , 2013	/s/ Kenneth C. Wiedrich

Chief Financial Officer

