Form 10-Q/A
period 2013-03-31
LEAGUE NOW HOLDINGS CORP
filed 2013-05-17
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q/A No. 1 for the fiscal quarter ended March 31, 2013 as filed with the Securities and Exchange Commission on May 16, 2013, and is being filed to revise Part I - Financial Information, Item 1 Condensed Financial Statements to include Note Payable in Financial Statements and Note 4 - Note Payable disclosure.

1

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

LEAGUE NOW HOLDINGS CORPORATION
BALANCE SHEET

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$--	$422
Inventory	3,000	3,000
TOTAL CURRENT ASSETS	3,000	3,422

FIXED ASSETS
Property, plant, and equipment, net of depreciation	473,110	490,127
Total Fixed Assets	473,110	490,127

OTHER ASSETS
Security Deposits	29,597	29,597
TOTAL ASSETS	$505,707	$523,146

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES Cash Overdraft	$9,345	$--
Accrued expense	4,350	--
Payroll tax payable	470	--
Sales tax payable	6,443	2,949
Notes payable	75,000	-
TOTAL CURRENT LIABILITIES	95,608	2,949

LONG-TERM LIABILITIES
Notes to related Party	689,816	667,920
TOTAL LIABILITIES	710,424	670,869

STOCKHOLDERS' DEFICIT

Common stock (par value $.001, 250,000,000 shares authorized, 53,445,562 issued and outstanding as of March 31, 2013 and 100 shares as of December 31, 2012, respectively)	53,446	100
Additional paid in capital	(128,446)	--
Accumulated deficit	(204,717)	(147,823)
TOTAL STOCKHOLDERS' DEFICIT	(279,717)	(147,723)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$505,707	$523,146

The accompanying notes are an integral part of these financial statements.

LEAGUE NOW HOLDINGS CORPORATION STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2013	March 31, 2012
Revenue
Total Revenue	$70,497	$5,210
Cost of Revenue	26,869	1,625
Gross Profit	43,628	3,585

Operating expenses
Depreciation	17,017	17,017
Selling, general and administrative expenses	83,505	15,424
Total operating expenses	100,522	32,441

Loss from operations	(56,894)	(28,856)

Other income (expenses)
Interest income (expenses)	—	—

Total other loss	—	—

Income (loss) before income taxes	(56,894)	(28,856)

Income taxes	—	—

Net Income (Loss)	$(56,894)	$(28,856)

Earnings (loss) per share
Basic	$ **	$ **

Weighted average number of shares outstanding
Basic	53,445,563	53,445,563

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

The accompanying notes are an integral part of these financial statements

LEAGUE NOW HOLDINGS CORPORATION

STATEMENT OF EQUITY

(UNAUDITED)

	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholder’s Deficit
Balance, December 31, 2011	28,500,000	$28,500	$(28,500)	$—	$—

Net loss for year ended Dec 31, 2012	—	—	—	(147,823)	(147,823)
Balance, December 31, 2012	28,500,000	$28,500	$(28,500)	$(147,823)	$(147,823)
Stock issued on share exchange	24,945,562	24,946	(99,946)	—	(75,000)

Net loss for quarter ending March 31, 2013	—	—	—	(56,894)	(56,894)
Balance, March 31, 2013	53,445,562	$53,446	$(128,446)	$(204,717)	$(279,717)

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

On February 27, 2013, the Company consummated a share exchange with New York Bagel Deli, Inc. (“NYBD”), a Florida corporation.  Under the terms of the share exchange, NYBD received 28,500,000 shares of the Company’s common stock for 100% of the issued and outstanding capital of NYBD. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. Concurrent with the share exchange, the Company agreed to sell its subsidiary (the operations of League Now) to John Bianco the Company’s former CEO. In exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of convertible notes held by Asher Enterprises Inc. These notes that have a remaining balance of $75,000 will be retained by League Now and are reported on the accompanying financial statements.

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

NOTE 4 – NOTES PAYABLE

On July 11, 2012, League Now Holdings Corporation sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 135% of  the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

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

The remaining balance of the two notes due Asher Enterprises as of March 31, 2013 is $75,000.

NOTE 5 – NOTES PAYABLE RELATED PARTIES

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. As of March 31, 2013, the Company had received a total of $689,816, which is payable on demand and does not bear interest.

NOTE 6 - COMMON STOCK

In fiscal year 2012 the Company entered into a share exchange agreement with NYBD. The Company acquired 100% for the capital stock of NYBD in exchange for 28,500,000 shares of common stock of League Now Holding Corporation (League Now), which represents a majority ownership in League Now. The share exchange was consummated on February 27, 2013 and as part of the agreement NYBD agreed to sell the operations of League Now to Mr. Bianco (the former CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of notes payable due Asher Enterprises, Inc. For accounting purposes this transaction is being treated as a reverse merger with NYBD being treated as the surviving entity with all historical balances reflecting the history of NYBD exclusively. And as a result at the conclusion of the share exchange on February 27, 2013 the additional common stock of League Now was added to the historical balances of NYBD. The share of common stock reported on the Company’s books is the exchanged shares of 28,500,000 plus 24,945,562 for a total number of shares outstanding of 53,445,562

ITEM 2. Management’s Discussion and Analysis and Results of Operations

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

Gross Profit

Gross profit was $43,628 for the three months ended March 31, 2013, In comparison to 2012 where the gross profit was $3,585.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of salaries and rent, as well as professional fees. General and administrative expenses were $83,505 for three months ending March 31, 2013 and $15,424 for the three months ending March 31, 2012.

Capital Resources and Liquidity

As of March 31, 2013, the Company had $0 in cash. As reflected in the accompanying financial statements, we had a decrease of cash in the operations of $31,563 resulting from a net loss of $56,894 for the three months ended March 31, 2013 offset in part by depreciation of $17,017 and increase in accounts payable of $3,964. Comparatively, there was $3,269 in cash for the period ending March 31, 2012. This was made up of a decrease of cash in the operations of $41,135 resulting from a net loss of $28,856 and an increase in Security deposit of $29,597 for the three months ending March 31, 2012 offset in part by depreciation of $17,017.

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

Going Concern

The Company has a working capital deficiency of $92,608 and a stockholders’ deficiency of $279,717, as of March 31, 2013. These factors raise substantial doubt about its ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

In fiscal year 2012 the Company entered into a share exchange agreement with NYBD. The Company acquired 100% for the capital stock of NYBD in exchange for 28,500,000 shares of common stock of League Now Holding Corporation (League Now), which represents a majority ownership in League Now. The share exchange was consummated on February 27, 2013 and as part of the agreement NYBD agreed to sell the operations of League Now to Mr. Bianco (CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities except for notes payable due Asher Enterprises, Inc. For accounting purposes this transaction is being treated as a reverse merger with NYBD being treated as the surviving entity with all historical balances reflecting the history of NYBD exclusively. And as a result at the conclusion of the share exchange on February 27, 2013 the additional common stock of League Now was added to the historical balances of NYBD. The share of common stock reported on the Company’s books is the exchanged shares of 28,500,000 plus 24,945,562 for a total number of shares outstanding of 53,445,562.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. MINING SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On February 27, 2013 the Company consummated a share exchange agreement with NYBD. League Now acquired 100% of the capital stock of NYBD in exchange for 28,500,000 shares of common shares of League Now which is a majority of the total issued and outstanding common stock of League Now. NYBD became a wholly-owned subsidiary of League Now, and Majority owner of League Now. NYBD concurrently agreed to sell the operations of League Now to Mr. Bianco (past CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of notes payable due Asher Enterprises, Inc. For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and on Form 8-K/A, filed on May 3, 2013, which should be read in conjunction with these audited financial statements.

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

League Now Holdings Corporation
(Registrant)

Date: May 17, 2013	/s/ Haim Yeffet

Chief Executive Officer

Date: May 17, 2013	/s/ Kenneth C. Wiedrich

Chief Financial Officer

