Form 10-Q
period 2013-06-30
NYBD Holding, Inc.
filed 2013-08-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 333-148987

NYBD Holding, Inc

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2013 the issuer had 86,206,360 shares of its common stock issued and outstanding.

1

Part I – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

NYBD HOLDING, INC.

NYBD HOLDING, INC.
BALANCE SHEETS As of June 30, 2013 and December 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83	$422
Inventory	2,426	3,000
TOTAL CURRENT ASSETS	2,509	3,422

FIXED ASSETS
Property, plant, and equipment, net of depreciation	456,093	490,127
Total Fixed Assets	456,093	490,127

OTHER ASSETS
Security deposits	29,598	29,597
TOTAL ASSETS	$488,200	$523,146

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expense	4,350	—
Sales tax payable	7,981	2,949
Notes payable	54,200	—
TOTAL CURRENT LIABILITIES	66,531	2,949

LONG-TERM LIABILITIES
Notes to related party	717,840	667,920
TOTAL LIABILITIES	784,371	670,869

STOCKHOLDERS' DEFICIT

Common stock (par value $.001, 250,000,000 shares authorized, 83,652,788 issued and outstanding as of June 30, 2013 and 100 shares as of December 31, 2012, respectively)	83,653	100
Additional paid in capital	(80,433)	—
Accumulated deficit	(299,391)	(147,823)
TOTAL STOCKHOLDERS' DEFICIT	(296,391)	(147,723)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$488,200	$523,146

The accompanying notes are an integral part of these financial statements.

NYBD HOLDING, INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
NET REVENUES	$52,602	$44,839	$123,099	$50,049
COST OF REVENUES	28,070	16,388	54,939	18,013
GROSS PROFIT	24,532	28,451	68,160	32,036

COSTS AND EXPENSES
Depreciation	17,018	17,018	34,035	34,035
Selling, general and administrative expenses	94,768	40,149	178,273	55,573
Total Expenses	111,786	57,167	212,308	89,608

(Loss) from continuing operations	(87,254)	(28,716)	(144,148)	(57,572)

Interest expense	2,120	—	2,120	—
Other (income) expense	5,300	—	5,300	—

Total other (income) and expense	(7,420)	—	(7,420)	—

Net (loss) before income taxes	(94,674)	(28,716)	(151,568)	(57,572)

Income taxes	—	—	—	—

Net (Loss)	$(94,674)	$(28,716)	$(151,568)	$(57,572)

Earnings (loss) per share
Basic	$(0.001)	$(287.16)	$(0.002)	$(575.72)

Weighted average number of shares outstanding	68,713,285	100	61,121,601	100

The accompanying notes are an integral part of these financial statements

NYBD HOLDING, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(151,568)	$(57,572)
Adjustments to reconcile net loss to
net cash used in operating activities:
Other (income) expense	5,300	—
Interest from financed notes	2,120
Depreciation and amortization	34034	34,035
Changes in operating assets and liabilities:
(Increase) Decrease in:
Inventory	574	(1,971)
Security deposit	(1)	(29,597)
Increase (Decrease) in:
Accrued expense	4,350	—
Accounts payable	5,032	15
NET CASH USED IN OPERATING ACTIVITIES	(100,159)	(55,090)

CASH FLOWS FROM INVESTING ACTIVITIES:
Leasehold improvements	—	(285,071)
Purchase of fixed assets	—	(273,125)
NET CASH PROVIDED BY INVESTING ACTIVITIES		(558,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000	—
Proceeds from notes payable- related parties	49820	619,607
NET CASH PROVIDED BY FROM FINANCING ACTIVITIES	99,820	619,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	(339)	6,321

CASH AND CASH EQUIVALENTS:
Beginning of period	422	—
End of period	$83	$6,321

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

Non-Cash Financing Activities
Stock issued for payment of debt	$76,100	$—

The accompanying notes are an integral part of these financial statements

NYBD HOLDING, INC.
STATEMENT OF EQUITY
(UNAUDITED)

	Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Stockholder’s Deficit
Balance, December 31, 2011	28,500,000	$28,500	$(28,500)	$—	$—
Net loss for year ended Dec 31, 2012	—	—	—	(147,823)	(147,823)
Balance, December 31, 2012	28,500,000	$28,500	$(28,500)	$(147,823)	$(147,823)
Stock issued on share exchange	24,945,562	24,946	(99,946)	—	(75,000)
Net loss for quarter ending March 31, 2013	—	—	—	(56,894)	(56,894)
Balance, March 31, 2013	53,445,562	$53,446	$(128,446)	$(204,717)	$(279,717)
Stock issued for debt	30,207,226	30,207	48,013	—	78,220
Net loss for quarter ending June 30, 2013	—	—	—	(94,674)	(94,674)
Balance, June 30, 2013	83,652,788	$83,653	$(80,433)	$(299,391)	$(296,171)

The accompanying notes are an integral part of these financial statements

NYBD HOLDING, INC.

CONDENSED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

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

On February 27, 2013, the Company consummated a share exchange with New York Bagel Deli, Inc. (“NYBD”), a Florida corporation.  Under the terms of the share exchange, NYBD received 28,500,000 shares of the Company’s common stock for 100% of the issued and outstanding capital of NYBD. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. Concurrent with the share exchange, the Company agreed to sell its subsidiary (the operations of League Now) to John Bianco the Company’s former CEO. In exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of convertible notes held by Asher Enterprises Inc in the amount of $75,000.

NYBD Holdings, Inc. was incorporated in January 2012 and began operations in March of 2012 and has a Fiscal Year ending of December 31.

For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and an 8K/A filed on May 2, 2013 which should be read in conjunction with these audited financial statements.  The name was officially changed from League Now Holdings Corporation to NYBD Holding, Inc on June 1, 2013 and has a new trading symbol of NYBD.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for NYBD Holdings, Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements. The Company has adopted a December 31 fiscal year end.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013

Dividends

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	June 30, 2012
Equipment and leasehold improvements	$521,585	$521,585
Office equipment	22,932	22,932
Computer software	13,679	13,679
	558,196	558,196
Less: accumulated depreciation	(102,103)	(34,035)
	$456,093	$524,161

.

NOTE 4 – NOTES PAYABLE

On July 11, 2012, League Now Holdings Corporation (now NYBD Holding, Inc) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to135% of  the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On August 29, 2012, League Now Holdings Corporation (now NYBD Holding, Inc) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on April 10, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to135% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On May 31, 2013, NYBD Holdings, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on November 30, 2013.. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to135% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

The first note was settled through issuances of the company’s common stock and the remaining balance of the two remaining notes due Asher Enterprises as of June 30, 2013 is $54,200.

NOTE 5 – NOTES PAYABLE RELATED PARTIES

The Company receives periodic advances from its principal stockholder based upon the Company's cash flow needs. As of June 30, 2013, the Company had received a total of $717,840, which is payable on demand and does not bear interest. This is an increase of $28,024 from the amount of $689,816 that had been received as of March 31, 2013.

NOTE 6 - COMMON STOCK

In fiscal year 2012 the Company entered into a share exchange agreement with NYBD. The Company acquired 100% for the capital stock of NYBD in exchange for 28,500,000 shares of common stock of League Now Holding Corporation (League Now), which represents a majority ownership in League Now. The share exchange was consummated on February 27, 2013 and as part of the agreement NYBD agreed to sell the operations of League Now to Mr. Bianco (the former CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of notes payable due Asher Enterprises, Inc.. For accounting purposes this transaction is being treated as a reverse merger with NYBD being treated as the surviving entity with all historical balances reflecting the history of NYBD exclusively. And as a result at the conclusion of the share exchange on February 27, 2013 the additional common stock of League Now was added to the historical balances of NYBD. The share of common stock reported on the Company’s books is the exchanged shares of 28,500,000 plus 24,945,562 for a total number of shares outstanding of 53,445,562.

During the second quarter of the fiscal year ending June 30, 2013 the Company issued 30,207,226 shares of restricted common stock in settlement of $76,100 of debt and $2,120 of interest. This brings the total number of shares issued and outstanding for NYBD Holding, Inc. as of June 30, 2013 to 83,652,788.

NOTE 7 – SUBSEQUENT EVENT

Subsequent to the quarter ending June 30, 2013, the company closed one of its stores. The store on 350 NE 24th street in North Miami Beach was closed based on the Company determining that the business could not grow in that location.

The store had a long term lease at that location but the company has reached a settlement with the landlord whereby the Company will leave all of the equipment on the premises for the benefit of the landlord and for that consideration the landlord will terminate the lease. This will result in a loss on the disposal of assets of approximately $196,000 which will be recognized in the next quarter’s financials.

The Company is still aggressively pursuing an acquisition program and plans on replacing this store with a number of other stores.

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

On February 27, 2013, the Company consummated a share exchange with NYBD Holdings, Inc. (NYBD) pursuant to which 100% of the equity in NYBD was exchange for 28,500,000 shares of the Company’s common stock, which was previously held by the Company’s former CEO, John Bianco. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. The Company concurrently agreed to sell the operations of League Now to Mr. Bianco in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception the notes payable due Asher Enterprises, Inc. For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and an 8K/A filed on May 2, 2013 which should be read in conjunction with these audited financial statements.

NYBD Holding, Inc. was incorporated in March 16, 2012 with a Fiscal Year ending of December 31. NYBD Holding, Inc. has two deli restaurants that specialize in providing a wide variety of Bagels and cream cheese spread toppings along with a full service juice bar and large salad bar. The restaurants are located in downtown Miami located at 350 NE 24th St. and at 155 E. Flagler St.

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

Industry Overview

The bagel and deli industry has become a fast growing industry in the United States. Major chain restaurants have taken the lead in this expansion. More people than ever are eating out and bagel and deli stores have added a great alternative to breakfast and lunch. Larger stores with expanded menus and expanded services have become the trend and have captured a larger market share. This is the niche that NYBD Holdings, Inc is determined to become part of.

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

RESULTS OF OPERATIONS

Results of Operations

Comparisons of the Three Months Ended June 30, 2013 with the Three Months Ended June 30, 2012 along with the Six Months Ended June 30, 2013 with the Six Months Ended June 30, 2013.

Revenues

Revenues for the three months ended June 30, 2013 were $52,602 compared to $44,839 for the same three month period ending June 30, 2012. Revenues for the six months ended June 30, 2013 were $123,099 compared to $50,049 for the same six month period ending June 30, 2012. The comparison of the six month periods is not a true comparative period in that the company did not start in business until well into the first quarter of last year.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2013 was $27,496 compared to $16,388 for the same three month period ending June 30, 2012. Cost of revenues for the six months ended June 30, 2013 was $54,365 compared to $18,013 for the same six month period ending June 30, 2012. The comparison of the six month periods is not a true comparative period in that the company did not start in business until well into the first quarter of last year

Gross Profit

Gross profit was $25,106 for the three months ended June 30, 2013, in comparison to $28,451for the same three month period ending June 30, 2012. The gross profit for the six months ended June 30, 2013 was $68,734 compared to $32, 036 for the same six month period ending June 30, 2012. Again the comparison for the six month period is not a true comparison due to the business start date being late in the first quarter of 2012.

General and Administrative Expenses

General and administrative expenses consist primarily of the cost of salaries and rent, as well as professional fees and supplies. General and administrative expenses were $94,768 for three months ending June 30, 2013 and $40,149 for the three months ending June 30, 2012. General and administrative expenses for the six months ending June 30, 2013 were $178,273 compared to $55,573 for the same six month period ending June 30, 2012. The six month periods ending on June 30, 2013 and 2012 were not comparative periods based on the start of the company being late in the first quarter.

Capital Resources and Liquidity

As of June 30, 2013, the Company had $83 in cash. As reflected in the accompanying financial statements, there was a decrease of cash in the operations of $100,159 resulting from a net loss of $145,694 for the six months ended June 30, 2013 offset in part by depreciation of $34,034 and increase in accounts payable of $5,032 and accrued expense of $4,350. Comparatively, there was $6,321 in cash for the period ending June 30, 2012. This was made up of a decrease of cash in the operations of $55,090 resulting from a net loss of $57,572 and an increase in Security deposit of $29,597 for the three months ending June 30, 2012 offset in part by depreciation of $34,035.

The Company may not have sufficient resources to fully develop any new businesses unless additional financing is raised. The Company can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. The Company’s failure to raise capital when needed would adversely affect the business, financial condition and results of operations, and could force the Company to reduce or cease operations.

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

Going Concern

The Company has a working capital deficiency of $63,448 and a stockholders’ deficiency of $295,597, as of June 30, 2013. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon The Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Share-Based Compensation Expense. We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs . This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement, and results in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” These amendments change some of the terminology used to describe many of the existing requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments should be applied prospectively, and they are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities not permitted. The adoption is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a relatively new company without much history and has a stockholders’ deficit of $295,597. The Company’s survival is dependent upon its ability to raise sufficient capital and to be able to implement its business plan.

NYBD has a history of uncertainty about continuing as a going concern.

NYBD has a brief history but the year ended December 31, 2012 financial report expressed an opinion as to its ability to continue as a going concern as a result of accumulated deficit of $293,517. Unless NYBD is able to become profitable over successive future periods its ability to continue as a going concern will be in jeopardy.

NYBD’s success is dependent on its ability to sustain and expand operations.

NYBD’s near term future operation is dependent on its ability to raise sufficient capital to sustain and expand operations. The success of these endeavors will require that sufficient funding be available to assist in the development of its business plans. Should the Company be unable to improve financial condition through debt or equity offerings, the ability to successfully advance our business plan will be severely limited.

General economic conditions will affect our operations.

Changes in the general domestic economic climate may adversely affect the financial performance of NYBD. Factors that may contribute to a change in the general economic climate include interest rates, inflation, and political and social reform, all of which could affect overall employment opportunities. Increased unemployment could seriously affect our business plan. Further, the delayed revival of the domestic economy is not conducive to rapid growth.

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

NYBD’s common stock is currently deemed to be “penny stock”, which makes it more difficult for investors to sell their shares.

NYBD’s common stock is and will be subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If NYBD remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If the NYBD’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

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

In fiscal year 2012 the Company entered into a share exchange agreement with NYBD. The Company acquired 100% for the capital stock of NYBD in exchange for 28,500,000 shares of common stock of League Now Holding Corporation (League Now), which represents a majority ownership in League Now. The share exchange was consummated on February 27, 2013 and as part of the agreement NYBD agreed to sell the operations of League Now to Mr. Bianco (CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities except for notes payable due Asher Enterprises, Inc.. For accounting purposes this transaction is being treated as a reverse merger with NYBD being treated as the surviving entity with all historical balances reflecting the history of NYBD exclusively. And as a result at the conclusion of the share exchange on February 27, 2013 the additional common stock of League Now was added to the historical balances of NYBD. The share of common stock reported on the Company’s books is the exchanged shares of 28,500,000 plus 24,945,562 for a total number of shares outstanding of 53,445,562.

During the quarter ending June 30, 2013, the company issued 30,207,226 shares of restricted common stock in settlement of $76,100 of debt. The total number of shares issued and outstanding for the company is 83,652,788 as of June 30, 2013.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On February 27, 2013 the Company consummated a share exchange agreement with NYBD. League Now acquired 100% of the capital stock of NYBD in exchange for 28,500,000 shares of common shares of League Now which is a majority of the total issued and outstanding common stock of League Now. NYBD became a wholly-owned subsidiary of League Now, and Majority owner of League Now. NYBD concurrently agreed to sell the operations of League Now to Mr. Bianco (past CEO of League Now) in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of notes payable due Asher Enterprises, Inc.. For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and on Form 8-K/A, filed on May 3, 2013, which should be read in conjunction with these audited financial statements.

ITEM 6. EXHIBITS

Exhibits:

Exhibit No.	Description

31.1 and 31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14.*

32.1 and 32.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Schema**

101.CAL	XBRL Taxonomy Calculation Linkbase**

101.DEF	XBRL Taxonomy Definition Linkbase**

101.LAB	XBRL Taxonomy Label Linkbase**

101.PRE	XBRL Taxonomy Presentation Linkbase**

* Filed Herewith.

**In accordance with Regulation S-T, the XBRL-related information on Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” herewith and not “filed.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYBD Holding, Inc.
(Registrant)

Date: August 14, 2013	/s/ Haim Yeffet
Haim Yeffet
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Kenneth C. Wiedrich
Chief Financial Officer

