Form 10-K
period 2013-09-30
NYBD Holding, Inc.
filed 2014-01-14
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _____________

Commission File No.:   333-148987

NYBD HOLDING, INC.

(Exact name of registrant as specified in its charter)

Florida	20-35337265
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

    2600 WEST OLIVE AVENUE, 5F, BURBANK, CA 91505

(Address of principal executive offices)

Registrant’s telephone number, including area code:   (855) 710-5437

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $726,936.  (This calculation is based on historical data at March 28, 2013). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of January 14, 2014, was 119,902,417

DOCUMENTS INCORPORATED BY REFERENCE:

None.

2

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we," "us," "our," "NYBD," or "our Company" refers to NYBD Holding, Inc, a Florida corporation, together with its wholly owned subsidiary, Pleasant Kids, Inc. and Pleasant Kids EXTRA, Inc both of which are also Florida corporations.  Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is provided on a combined basis, taking into account our subsidiary, Pleasant Kids.

PART I

ITEM 1.          BUSINESS.

Corporate Overview and History of NYBD Holding, Inc..

NYBD Holding, Inc was incorporated in September 2005 in Florida. Then on September 21, 2005, the Company entered into an Asset Purchase Agreement with Anthony Warner pursuant to which the Company acquired the domain name, www.leaguenow.com, its design, associated copyrights and trademarks and all business related to the website including the customer database. The Company originally intended to operate as an application service provider offering web-based services for the online video gaming industry.

The Company commenced offering services in October 2005 through a subscription basis. During 2007 the Company changed directions by using an advertising model. The Company was unable to generate additional revenue streams by charging registered users for the use of enhanced functionality to be incorporated into the site, access to specialized content, and e-commerce of merchandise related to the video console industry. The inability to generate revenue led to the decision that the Company would have to explore other options regarding the development of a new business plan and direction.

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

On October 6, 2010, the Company entered into a Share Exchange Agreement, dated October 6, 2010 (the “Share Exchange Agreement”) by and among League Now, James Pregiato, Pure Motion, Inc., a Texas corporation (“Pure Motion”) and the shareholders of Pure Motion (the “Pure Motion Shareholders”).    Pursuant to the Share Exchange Agreement, the Company acquired 100% of the outstanding shares of common stock of Pure Motion (the “Pure Motion Stock”), in exchange for the Pure Motion Stock, the Pure Motion Shareholders acquired 24,009,008 shares of the Company’s common stock (the “Exchange Shares”).

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

On January 20, 2012, the Company entered into a Stock Purchase Agreement and Share Exchange (the “Agreement”) with Infiniti Systems Group, Inc. (“Infiniti”). Pursuant to the Agreement, the Company agreed to issue 30 million common shares of the Company’s stock to the shareholders of Infiniti in exchange for 100% of the issued and outstanding capital stock of Infiniti.  The shares issued to the shareholders of Infiniti represent 60% of our issued and outstanding capital stock on a fully diluted basis (the “Stock Consideration”). In addition, the Company’s Chief Executive Officer and Chief Financial Officer, Mario Barton, resigned.  John Bianco, the Chief Executive Officer of Infiniti, agreed to serve as the Company’s new President and Chief Executive Officer.  The Company’s new Treasurer and Chief Financial Officer is Lisa Bischof, and the new Secretary and Chief Operating Officer is D. Bruce Veness. The transactions contemplated by the Agreement were closed on January 31, 2012, with the Company issuing 30 million shares to Bianco, Veness and Bischof.  Contemporaneously with the closing, Pregiato agreed to cancel 25,803,288 shares of the Company’s common stock which were held by him.

On February 27, 2013, the Company, then known as League Now Holdings, Inc. consummated a share exchange with NYBD Holdings, Inc. (NYBD) pursuant to which 100% of the equity in NYBD was exchange for 28,500,000 shares of the Company’s common stock, which was previously held by the Company’s former CEO, John Bianco. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly owned subsidiary. The Company concurrently agreed to sell the operations of League Now to Mr. Bianco in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception the notes payable due Asher Enterprises, Inc. For accounting and reporting purposes, this transaction will be treated as a reverse merger with NYBD being the surviving entity. All balances as of and for the period ended December 31, 2012 are those of League Now exclusive of NYBD. The financial statements for March 31, 2013 and thereafter will reflect the historical balances and results of operations for NYBD, exclusive of League Now. The details of this transaction were previously reported on Form 8-K, filed March 6, 2013, and an 8K/A filed on May 2, 2013.

NYBD Holding, Inc. was incorporated in March 16, 2012 with a Fiscal Year ending of December 31. NYBD Holding, Inc. operates two deli restaurants that specialize in providing a wide variety of Bagels and cream cheese spread toppings along with a full service juice bar and large salad bar. The restaurants are located in downtown Miami located at 350 NE 24th St. and at 155 E. Flagler St.

On September 20, 2013, NYBD Holding, Inc entered into a share exchange agreement with Pleasant Kids, Inc. and all of its stockholders, and as a result of the closing of this agreement, Pleasant Kids, Inc. became a wholly owned subsidiary. NYBD Holding, Inc will close both of its deli restaurants at the closing of this agreement and adopt the operation of Pleasant Kid’s. Based on the terms of the share exchange agreement, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock and 10,000,000 million shares of Class A Preferred stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares and 10,000,000 of the Preferred A shares of NYBD Holding, Inc.

Following the closing of the share exchange agreement on September 20, 2013, control and management of the Company is that as Pleasant Kids, Inc. For accounting and reporting purposes, this transaction will be treated as a reverse recapitalization, with Pleasant Kids as the acquirer. As such, the financial information, including the operating and financial results, included in this 10-K are that of Pleasant Kids rather than that of NYBD Holding, Inc. prior to the completion of the transactions described herein.

Overview

Pleasant Kids, Inc. was incorporated in July 17th, 2013 with a Fiscal Year Ending of September 30th. Pleasant Kids is a Florida Corporation engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, including and not limited to organic natural juices.

Principal Products

The Company offers retail consumers naturally balanced alkalized spring bottled water for children in an 8oz. bottle through our brand “Pleasant Kids”.

The Company sources our naturally balanced alkalized spring water, throughout the United States. The product requirements are to bottle naturally balanced alkalized spring water with a minimum of 8.0 of pH, without the use of any chemicals, or ionize machinery.

The main reason parents and consumers drink the Company’s product is for the perceived benefit that a proper pH balance helps fight disease and boosts the immune system and the perception that alkaline water helps to maintain a proper body pH and keeps cells young and hydrated.

Operations

Pleasant Kids, will operate primarily as a manufacturing, marketing and distribution company. The Company has created a branding company called Pleasant Kids Extra, Inc. that will be branding and managing the “Pleasant Kids Characters” in merchandizing and promotional products including licensing/branding agreements with other manufactures. The Pleasant Kids Characters where created by PowerHouse Creative, Inc. a computer consulting team focused on the internet, mobile apps and graphic designs. Pleasant Kids, Inc. logo and characters are presently pending trademark and copyright approval from the USPTO and the US Copyright.

Sample production, market research and consumer product acceptance of our product began in mid 2012. The Company has focused on pre-launch market evaluation of our product in California and Orlando/South Florida for year 2014. The product is currently at the introduction phase of its lifecycle. In April of 2013 Pleasant Kids did market research on the demand for naturally balance alkalized bottle water in Los Angeles, California. In June of 2013 the Company repeated the processes in Orlando, Florida. Pleasant Kids, intends to launch its online store by mid 2014. The Company intends enter the California market at the same time.

Our Market

The Company plans to target the parents of children between the ages of newborn to 9 years of age in the continental United States primarily through independent brokers and distributors. At present the sales efforts are focused in Orlando/South Florida. We expect to expand to California starting in mid 2014.

Health Issues, Concerns and Simple Solutions

Children need plenty of water to stay hydrated and healthy. Water makes up more than half of a child's weight and a steady supply is necessary to keep the body working properly. It can be challenging to get childeren to drink enough water because most children prefer the sweet taste of juice, chocolate milk or soda to the plain taste of water. Teaching children to drink plenty of water is so important and Pleasant Kids characters have been created to entertain and motivate them to consume more of the natural alkalized spring water.

Kids need to drink as much or more water than adults do because they're growing and at greater risk of dehydration. Kids should drink at least eight to ten glasses of water per day.  Even the best tap water has toxins in it that give water a chemical aftertaste and present short- and long-term health risks. The Company’s natural alkalized spring water provides a very healthy alternative.

U.S. Child Population Newborns to 9 Years of Age

There is an average of 4 million children born every year in America. The US Census estimates 64,000,000 million children from the ages of 0 to 9 years old. California and Texas are the most populous states and New York City the most populous city in the United States. The average child population has increased 40% compared to a decade ago.

Children Food and Beverage Advertising Initiative

The Council of Better Business Bureaus and 10 leading food and beverage companies launched the Children's Food and Beverage Advertising Initiative in November 2006. The goal of the Initiative is to shift the mix of advertising primarily directed to children (“child-directed advertising”) to encourage healthier dietary choices and healthy lifestyles.  On December 31, 2013, new CFBAI-developed uniform nutrition criteria will go into effect and become the new foundation for child-directed food advertising.  The Initiative covers child-directed advertising on traditional media (TV, radio, print and Internet) as well as on new and emerging media, such as mobile media and video games. The promotion of a healthy diet will of course help promote the Company’s product.

Distribution Method for Our Product

The Company expects that its distribution network will be a broker-distributor-retailer network, whereby brokers represent the Company’s products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and the mass online retail market.

Marketing

Taking advantage of our USP “Unique Selling Position”, The Company intends to avail its self of the promotional activities of the competition and expand throughout the same retail markets that they establish. The Company anticipates that the initial marketing thrust will be to support the retailers and distribution partners with point of sales displays and other marketing materials, strategically adding an extensive PR program as circumstances dictate.

Competition

Even though the Company has a USP “Unique Selling Position” in the market and expects to be first in the market for this unique niche, the beverage industry is extremely competitive. The principal areas of competition include pricing, packaging, development of new products and flavors, and marketing campaigns. Our product will be competing directly with a wide range of drinks produced by a relatively large number of manufacturers. Most of these brands have enjoyed broad, well-established national recognition for years, through well-funded ads and other marketing campaigns. In addition, companies manufacturing these products generally have far greater financial, marketing, and distribution resources than that of our Company.

Important factors that will affect the Company’s ability to compete successfully include the uniqueness of our product, our trademark characters, trade and consumer promotions, the development of new, unique and cutting edge products, attractive and unique packaging, branded product advertising, pricing, and the success of our distribution network

The Company will also be competing to secure distributors who will agree to market our product over those of the competition, provide stable and reliable distribution, and secure adequate shelf space in retail outlets. The extremely competitive pressures within the beverage categories could result in our product never even being introduced beyond what can be marketed locally.

The Company’s product will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade. The Company will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal; Essentia; Icelandic; Real Water; Aqua Hydrate; Mountain Valley; Qure; Penta; and Alka Power.

Products offered by our direct competitors are sold in various volumes and prices with prices ranging from approximately $0.75 for to $1.00 for our 8oz. BPA-Free PETE Bottle.

Intellectual Property

The Company intends to seek, as dictated by branding experts, to have trademark protection in the United States for a number of trademarks for slogans and product designs.

The Company intends to aggressively assert the Company’s rights under trade secret, unfair competition, trademark and copyright laws to protect the Company’s intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of patents and trademark registrations, the maintenance of trade secrets, the development of trade dress, and, where appropriate, litigation against those who are, in our opinion, infringing upon these rights.

While there can be no assurance that registered trademarks will protect the Company’s proprietary information, the Company intends to assert our intellectual property rights against any infringer. Although any assertion of the Company’s rights could result in substantial cost to, the company, management believes that the protection of the Companies intellectual property rights will be a key component of our operating strategy.

Seasonality of Business

The sales of the Company’s products are influenced to some extent by weather conditions in the markets in which the Company operates. Unusually cold or rainy weather during the summer months may have a temporary effect on the demand for product and contribute to lower sales, which could have an adverse effect on the results of operations for such periods.

Research and Development Costs During the Last Year

Pleasant Kids plans on spending $150,000 in the coming year on the development of the Pleasant Kids brand and characters.

Government Regulation

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of the Company’s product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state and local workplace health and safety laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations.

Bottles or containers for the Company’s product are non-refillable, BPA-Free, recyclable containers. Legal requirements apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. The Company anticipates that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States.

Any third-party bottling facility that we may choose to utilize in the future and any other such operations will be subject to various environmental protection statutes and regulations, including those relating to the use of water resources and the discharge of wastewater. It will be the Company’s policy to comply with any and all such legal requirements. Compliance with these provisions has not had, and we do not expect such compliance to have, any material adverse effect on capital expenditures, net income or competitive position.

Employees

The Company currently employs one full time social media manager and three part-time beverage and retail experts who work in the United States on a contract basis. The operations are overseen directly by management. Management oversees all responsibilities in the areas of corporate administration, business development, and research. The Company intends to expand current management and to obtain additional skilled directors, officers, and employees with experience relevant to the Company’s business focus.

Management’s relationships with manufacturers, distillers, development research companies, bottling concerns, and certain retail customers provides the foundation through which the Company expect to grow our business in the future. The Company believes that the skill-set of the management team will be a primary asset in the development of the Company’s brands and trademarks. The Company also plans to form an independent network of contract sales and regional managers, a promotional support team, and several market segment specialists who will be paid on a variable basis.

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

Risks Relating to Our Business

If the Company fails to develop and maintain an effective system of internal controls, the Company may not be able to accurately report financial results or prevent fraud; as a result, current and potential shareholders could lose confidence in the financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for the Company to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 requires Companies to evaluate and report on internal controls over financial reporting. The Company plans to prepare for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our reporting. The process of strengthening internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that the Company has not yet undertaken any efforts to comply with the requirements of Section 404. The Company cannot be certain that the measures taken will ensure that the Company will maintain adequate controls over the financial processes and reporting in the future. Furthermore, if the Company is able to rapidly grow our business, the internal controls that are needed will become more complex, and significantly more resources will be required to ensure internal controls remain effective. Failure to implement required controls, or difficulties encountered in their implementation, could harm operating results or cause the Company to fail to meet reporting obligations. If the Company or its auditors discover a material weakness in internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in the financial statements and harm the stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in the Company’s common stock, which would further reduce the stock price of the Company.

We will incur increased costs as a public company which may affect our profitability and an active trading market.

As a public company, the Company will incur significant legal, accounting and other expenses that it did not incur as a private company. SEC disclosures generally involve a substantial expenditure of financial resources. In addition, the Sarbanes-Oxley Act of 2002 and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. The Company expects that full compliance with these new rules and regulations will significantly increase legal and financial compliance costs and make some activities more time-consuming and costly. For example, the Company will be required to create additional board committees and adopt policies regarding internal controls and disclosure controls and procedures. Such additional reporting and compliance costs may negatively impact the financial results. To the extent earnings suffer as a result of the financial impact of SEC reporting or compliance costs, the ability to develop an active trading market for the Company’s securities could be harmed.

There is no guarantee the Company can achieve or maintain profitability, and if the Company cannot generate sufficient revenues and profitability, it will be unable to build a sustainable business and you could lose your entire investment.

The Company’s ability to successfully develop its products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. Pleasant Kids, has not realized any significant revenues and does not expect to do so in the near future. For The Company to achieve success, our products must receive broad market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If the Company’s products are not widely accepted by the market, the business may fail. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon the ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.

Potential investors should be aware of the problems, delays and expenses encountered by an enterprise in its development stage, many of which are beyond the Company’s control.  These include unanticipated manufacturing, marketing, operational and/or competitive problems, among others.  Revenues may be substantially lower, and costs and expenses may be substantially higher, than current estimates.  Potential investors should be aware of the difficulties normally encountered by new enterprises and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the expenses, difficulties, complications, delays and competition encountered in connection with the development of a business in the specialty beverage business.

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

The Company’s products and services may not achieve market acceptance and the failure of the Company to achieve broad acceptance of its products and services would have a material adverse effect on the Company’s business, financial condition and results of operations

The nonalcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the nonalcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If the Company is unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively effected.

Current and potential competitors, some of whom have greater resources and experience than the Company, may develop products and services that may cause demand for, and the prices of, its products to decline.

The commercial retail beverage industry, and in particular its nonalcoholic beverage segment is highly competitive. Market participants are of various sizes, with various market shares and geographical reach, some of whom have longer operating histories, significantly greater financial, technical, product development and marketing resources, greater name recognition and larger customer bases than Pleasant Kids.  We will compete generally with all liquid refreshments, including bottled water and numerous specialty beverages, such as: SoBe; Snapple; Arizona; Vitamin Water; Gatorade; and Powerade.

The Company will compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States, and offer a variety of verages that are substitutes for our product. The Company faces potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market.

The Company will compete directly with other alkaline water producers and brands focused on the emerging alkaline beverage market including: Eternal; Essentia; Icelandic; Real Water; Aqua Hydrate; Mountain Valley; Qure; Penta; and Alka Power. These companies could bolster their position in the alkaline water market through additional expenditure and promotion.

As a result of both direct and indirect competition, the Company’s ability to successfully distribute, market and sell our product, and to gain sufficient market share in the United States to realize profits may be limited, and our business plan may not succeed.

The Company relies on the services of key personnel, and the failure to attract, motivate and retain these employees could harm the Company’s business.

The Company’s future performance depends to a significant degree on the continued service of a few full and part time key technical and managerial personnel, including without limitation its Chief Executive, Vice President and Chief Operating Officer.  If the Company loses the services of any of these individuals, its business, operating results and financial condition could be materially and adversely effected.  The Company’s future success also depends on its continuing ability to attract and retain highly qualified sales, technical, customer support, and managerial personnel.  There can be no assurance that the Company will be able to retain its key employees, or that it can attract, assimilate and retain other highly qualified personnel in the future.  The failure to attract, motivate and retain these employees could harm the Company’s business.

Adverse general economic conditions also could reduce sales of our products and adversely affect our business.

Unfavorable general economic conditions, such as a recession or economic slowdown, in the United States could negatively affect the affordability of, and consumer demand for our product in the United States. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing purchases of our products or by shifting away from our beverages to lower-priced products offered by other companies, including non-alkaline water. Consumers may also cease purchasing bottled water and consume tap water. Lower consumer demand for our product in the United States could reduce our profitability. A prolonged economic downturn could have a material adverse effect on our business, financial condition, and results of operations.

The Company relies upon third-parties, and the Company may not be able to maintain these relationships. The failure of the Company to maintain and renew these relationships on terms favorable to the Company could adversely affect its business, operating results and financial condition.

The Company’s distribution network and its success depend on the performance of third parties. Any non-performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we will use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect the Company’s distribution, marketing and sale activities. The Company also needs to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third parties or our relationship with them could undermine our operations, and have a materially adverse effect on the Company’s business plan.

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

Health benefits of alkaline water is not guaranteed or proven, rather it is perceived by consumers.

Health benefits of alkaline water are not guaranteed and have not been proven. There is a perception that consuming alkaline water has beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of alkaline water or negative publicity surrounding alkaline water may result in loss of market share or potential market share and have a materially adverse effect on operating results ..

Expansion of the alkaline beverage market or sufficient consumer demand in that market is not guaranteed.

The alkaline water market is an emerging market and there is no guarantee that this market will expand or that consumer demand will be sufficiently high to allow the company to successfully market, distribute and sell our product, or to successfully compete with current or future competition, all of which may result in total loss of your investment

Water scarcity and poor quality could negatively impact the Company’s production costs.

Water is the main ingredient in the Company’s product. It is also a limited resource, facing unprecedented challenges from overexploitation, increasing pollution, poor management, and climate change. As demand for water continues to increase, as water becomes scarcer, and as the quality of available water deteriorates, the company may incur increasing production costs or face capacity constraints that could adversely affect our profitability or net operating revenues in the long run.

Increase in the cost, distribution of supply or shortage of ingredients, other raw materials or packaging materials could harm the Company’s business.

The Company and its bottling partners, will use water, packaging materials for bottles such as plastic and paper products. The prices for these ingredients, other raw materials and packaging materials fluctuate depending on market conditions. Substantial increases in the prices of our or our bottling partners’ ingredients, other raw materials and packaging materials, to the extent they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from a higher cost of ingredients, other raw materials and packaging materials could affect the affordability of our product and reduce sales.

An increase in the cost, a sustained interruption in the supply, or a shortage of some of these ingredients, other raw materials, or packaging materials and containers that may be caused by a deterioration of our or our bottling partners’ relationships with suppliers; by supplier quality and reliability issues; or by events such as natural disasters, power outages, labor strikes, political uncertainties or governmental instability, could negatively impact our net revenues and profits.

Significant additional labeling or warning requirements or limitations on the availability of the Company’s product may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements or limitations on the availability of our product relating to the content or perceived adverse health consequences of our product. If these types of requirements become applicable to our product under current or future environmental or health laws or regulations, they may inhibit sales of our product.

Changes in, or failure to comply with, the laws and regulations applicable to the Company’s products or the Company’s business operations could increase costs or reduce net operating revenues.

The advertising, distribution, labeling, production, safety, sale, and transportation in the United States of the Company’s product will be subject to: the Federal Food, Drug, and Cosmetic Act; the Federal Trade Commission Act; the Lanham Act; state consumer protection laws; competition laws; federal, state, and local workplace health and safety laws, such as the Occupational Safety and Health Act; various federal, state and local environmental protection laws; and various other federal, state, and local statutes and regulations. Legal requirements also apply in many jurisdictions in the United States requiring that deposits or certain ecotaxes or fees be charged for the sale, marketing, and use of certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other types of statutes and regulations relating to beverage container deposits, recycling, ecotaxes and/or product stewardship also apply in various jurisdictions in the United States. The Company anticipates that additional, similar legal requirements may be proposed or enacted in the future at the local, state and federal levels in the United States. Changes to such laws and regulations could increase our costs or reduce or net operating revenues.

In addition, failure to comply with environmental, health or safety requirements and other applicable laws or regulations could result in the assessment of damages, the imposition of penalties, suspension of production, changes to equipment or processes, or a cessation of operations at our or our bottling partners’ facilities, as well as damage to our image and reputation, all of which could harm our profitability.

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

Actual sales, or the prospect of sales by our shareholders, may have a negative effect on the market price of the shares of our common stock. The Company may also register certain shares of common stock that are subject to outstanding convertible securities, if any, or reserved for issuance under Company stock option plans, if any. Once such shares are registered, they can be freely sold in the public market upon exercise of the options. If any of the Company’s shareholders either individually or in the aggregate cause a large number of securities to be sold in the public market, or if the market perceives that these holders intend to sell a large number of securities, such sales or anticipated sales could result in a substantial reduction in the trading price of shares of our common stock and could also impede the Company’s ability to raise future capital.

Other Risks

Mergers of the type we just completed with Pleasant Kids are often heavily scrutinized by the SEC and the Company may encounter difficulties or delays in obtaining future regulatory approvals which would negatively impact the financial condition and the value and liquidity of your shares of common stock.

On June 29, 2005, the SEC adopted rules dealing with private company mergers into dormant or inactive public companies. As a result, it is likely that the Company will be scrutinized carefully by the SEC and possibly by the Financial Industry Regulatory Authority (“FINRA”) which could result in difficulties or delays in achieving SEC clearance of any future registration statements or other SEC filings that the Company may pursue, in attracting FINRA-member broker-dealers to serve as market-makers in our common stock, or in achieving admission to one of the Nasdaq stock markets or any other national securities market. As a consequence, financial condition and the value and liquidity of your shares of our common stock may be negatively impacted.

The elimination of monetary liability against our directors, officers and employees under Florida law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our Amended and Restated Bylaws contain specific provisions that eliminate the liability of our directors for monetary damages to the company and shareholders, and the Company is prepared to give such indemnification to the directors and officers to the extent provided by Florida law. The Company may also have contractual indemnification obligations under employment agreements with our officers. The foregoing indemnification obligations could result in the company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers even though such actions, if successful, might otherwise benefit the company and shareholders.

The Company’s common stock is currently quoted on the OTCQB. Since none of our securities are registered under Section 12 of the Securities Act of 1933, as amended, our stock may be delisted from the OTCQB.

The OTCQB is an automated quotation system. One of the listing requirements for the OTCQB is that the issuer register its securities under Section 12 of the Securities Act of 1933, amended.  In view of these factors, our stock may be delisted from the OTCQB.  In such an event, we would be required to register our common stock under Section 12 and reapply to the OTCQB for quotation.

The Company’s common stock is currently thinly traded.  You may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted on the OTCQB market; however it is thinly traded (meaning that there is not a great deal of daily volume in trades).  Any trading volume we may develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not vesting in OTCQB  stocks and certain major brokerage firms restrict their brokers from recommending OTCQB stocks because they are considered speculative, volatile and thinly traded. The OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The Company’s common stock has been thinly trading, and trading is likely to continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTCQB may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

The Company’s common stock will be subject to price volatility unrelated to our operations.

The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on the Company’s common stock.

The Company’s common stock is classified as a “penny stock” as that term is generally defined in the Securities Exchange Act Of 1934, as amended, to mean equity securities with a price of less than $5.00. Our common stock will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

The Company will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

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

Bankruptcy Proceedings during the Past Five Years

The Company has not been involved in any bankruptcy, receivership or any similar proceeding, and, except as set forth herein, we have not had or been a party to any material reclassifications, mergers or consolidations during the previous five (5) years.

Domain Names

N/A

Major Customers

The Company is working to diversify its customer base. It does have the potential to have its sales concentrated in just a few customers. The customers are major concerns and have the potential to take all of the product that the Company will be able to produce in the start up phase.

Research and Development Activities

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2013.

Environmental Laws

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office Locations

The Company’s headquarters are located at 2600 West Olive Avenue, suite 5F, Burbank, CA 91505.  The Company also has a presence in Florida where it leases approximately 2,000 square feet of warehouse and office space for $2,000 per month. The address for the Florida office and warehouse is 9705 NW 108th Avenue, suite 19, Medley, Florida 33178.  The lease for the Burbank office at 2600 West Olive Avenue, suite 5F is for one year expiring on October 15, 2014. The cost of lease is $250 a month for approximately 500 square feet of office space.  Our lephone number is 855-710-5437.       The Company's management believes that the leased premises are suitable and adequate to meet its needs.

ITEM 3.          LEGAL PROCEEDINGS.

There are no pending legal or governmental proceedings relating to our Company to which the Company is a party to, and to our knowledge, there are no material proceedings to which any of the Company’s directors, executive officers or affiliates are a party adverse to us or which have a material interest adverse to us.

ITEM 4.          MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol "NYBD."  The following table shows the price range of our Common Stock for each quarter during the years ended September 30, 2013 and 2012.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and were have been adjusted to reflect the several stock splits as if it had occurred at the beginning of the earliest period presented.

Quarter Ended	High	Low

Fiscal Year 2013
Fourth Quarter	$0.0091	$0.0017
Third Quarter	$0.0185	$0.0029
Second Quarter	$0.0250	$0.0050
First Quarter	$0.1350	$0.0050

Fiscal Year 2012
Fourth Quarter	$0.0700	$0.0300
Third Quarter	$0.1000	$0..0400
Second Quarter	$0.1200	$0.0700
First Quarter	$0.1200	$0.0700

Description of Securities

Our authorized capital stock consists of 750,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of Series A Preferred Stock, $0.001 par value per share.  As of January 14, 2014, an aggregate of 119,902,417 shares of our common stock were issued and outstanding.

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

Preferred Stock.

Our Articles of Incorporation also provide that we are authorized to issue up to 10,000,000 shares of preferred stock with a par value of $.001 per share. As of the date of this report, there are 10,000,000 shares of preferred stock issued and outstanding. On April 1, 2013, the Company amended its corporate articles of incorporation to designate 10,000,000 preferred shares as “Series A Preferred Stock”. These Series A Preferred Shares shall for a period of 48 months from the date of issuance, be convertible in aggregate into that number of fully paid and non-assessable shares of the common stock of the Corporation, equal to seventy-five percent (75%) of the post conversion issued and outstanding common stock of the Corporation on the date of conversion.

January 8, 2014 the Company drafted a second amendment to replace the first amendment to its corporate articles of incorporation section E (Designation of Series A Preferred Stock). Holders of Series A Preferred Stock shall be entitled to 25 votes per 1 vote of common stock, voting together with the holders of common stock. Holders of Series A Preferred Stock will also be entitled to convert 1 share of Series A Preferred Stock into 25 shares of common stock at any time.

Holders

As of January 14, 2014, there are approximately 400 shareholders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of September 30, 2013.  Our Board of Directors may adopt an equity compensation plan in the future.

Recent Sales of Unregistered Securities

Based on the share exchange agreement, and on the closing date of September 20, 2013, the controlling stockholder of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares of NYBD Holding, Inc.Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.          SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS .

Overview

The following discussion and analysis of the results of operations and financial condition of Infiniti should be read in conjunction with the Selected Combined and Consolidated Financial Data, Infiniti’s financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

On September 20, 2013, NYBD Holdings, Inc. executed a share exchange agreement with Pleasant Kids, Inc. whereby Pleasant Kids, Inc. was issued 10,000,000 preferred shares and 1,000 common shares for all of the outstanding stock in Pleasant Kids, Inc. For accounting purposes, this was treated as a reverse merger. The financial information presented in these financial statements will show only the operating activity of the new operating company, Pleasant Kids, Inc., exclusive of NYBD Holding, Inc. Pleasant Kids, Inc. has little operating activity because they were incorporate on July 15, 2013. Therefore, there will be no comparative year financial information in this filing. This will make our Company more difficult to analyze from a financial perspective. Additional information on the Company’s business model is described in Item 1 of this filing.

Results of operations for the period from July 15, 2013 to September 30, 2013.

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

From inception July 15, 2013 to
Statement of Operations	September 30, 2013

Revenue	—

Cost of Goods Sold	—
General & Administrative	91,935
Professional expense	23,915
Profit/(Loss) from Operations	(115,850
Other Income or (Loss)	(1,432,523
Net Loss Before Taxes	(1,548,373
Income Tax	—

Net Loss	(1,548,373
Net Loss Per Share	(.02)

Revenue:

The Company started operations on July 15, 2013 and there were no sales as of the period from July 15, 2013 to September 30, 2013. The Company was not in existence in 2012, and as a result there were no activities by the Company in 2012.

Cost of Goods Sold

The Company is not reporting any Cost of Goods Sold for the period from July 15, 2013 to September 30, 2013. The Company paid for raw materials but this was accounted for as inventory. There were no activities in the fiscal year 2012.

Operating Expenses:

Operating expenses for the year ended September 30, 2013 were $115,850. The G&A expenses of $87,264 comprises most of the operating expenses, which is made up of travel ($19,398), Meals and entertainment ($40,387), Advertising ($11,449) and Internet ($5,212). These were the major start-up costs to get Pleasant Kids moving forward. There were no activities in the fiscal ending September 30, 2012

Loss from Operations:

Loss from operations was $115,850 for the period from July 15, 2013 to September 30, 2013. There was no revenue in the period ending September 30, 2013. There were no operations in fiscal 2012 to compare to.

Net Loss:

Loss from operations was $1,548,373 for the period from July 15, 2013 to September 30, 2013. This was primarily due to a non-operating derivative expense of $1,423,998 derived from our three outstanding convertible notes payable totaling $259,500. There were no operations in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had net current liabilities of $1,835,095. This liability is mostly made up of a derivative liability of $1,423,998. Our cash balance at September 30, 2013 was $4,659. There are no comparative figures for the year ended September 30, 2012.

Operational cash flow

We had operating cash outflows in the year ended September 30, 2013, of $114,436. The Company’s primary uses of cash have been for professional support and marketing expenses, and working capital. All cash received has been expended in the furtherance of growing future operations.

Financing cash flows

The Company may not have sufficient resources to fully develop any new products or expand our inventory levels unless it is able to raise additional financing.  The Company can make no assurances these required funds will be available on favorable terms, if at all.  If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders.  Additionally, these conditions may increase costs to raise capital and/or result in further dilution.  The failure to raise capital when needed will adversely affect our business, financial condition and results of operations, and could force the Company to reduce or cease operations.

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

Impact of Inflation

The business will have to absorb any inflationary increases on development costs in the short-term, with the expectation that it will be able to pass inflationary increases on costs on to customers through price increases on the release of these new/enhanced products into the market and hence management does not expect inflation to be a significant factor in our business.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between the Company and any other entity that have, or are reasonably likely to have, a current or future effect on the financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On November 21, 2013, the PCAOB revoked the registration of the Registrant’s prior independent accountant, Harris F. Rattray, CPA (“Harris”), due to Harris’ violations of PCAOB rules and auditing standards in auditing the financial statements and PCAOB rules and quality control standards with respect to Harris’ clients; the Registrant was not one of the clients for which Harris was sanctioned.

During the Company's 2012 and 2011 fiscal years and through the date of this Current 10Kreport (1) there were no disagreements with Harris on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Harris, would have caused Harris to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 27, 2013, the Company engaged Terry L. Johnson, CPA, as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended September 30, 2013 and October 1, 2013 through December 27, 2013 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Harris or a reportable event with respect toHarris.

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

The Company bases its estimates and judgments on our experience, our current knowledge, and our beliefs of what could occur in the future, our observation of trends in the industry, information provided by our customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We have identified the following accounting policies and estimates as those that we believe are most critical to our financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, income taxes, and derivative financial instruments.

Share-Based Compensation Expense.   The Company plans to calculate share-based compensation expense for option awards and warrant issuances ("Share-based Awards") based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model ("Black-Sholes Model"), and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures.   The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards.  Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty.  In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

Income Taxes. As part of the process of preparing our consolidated financial statements, the Company will be required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized.  Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

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

New Accounting Pronouncements

The following accounting standards were issued as of December 26, 2011: ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU affects all entities that are required to make disclosures about recurring and nonrecurring fair value measurements under FASB ASC Topic 820, originally issued as FASB Statement No. 157, Fair Value Measurements. The ASU requires certain new disclosures and clarifies two existing disclosure requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

ASU 2011-04, Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU supersedes most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. In addition, certain amendments in ASU 2011-04 change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The amendments in ASU 2011-04 are effective for public entities for interim and annual periods beginning after December 15, 2011.

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ''Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Recent Events

Change in Officers and Directors

On September 20, 2013, the control of the Board of Directors of the Company changed with the share exchange agreement between NYBD Holding, Inc., and Pleasant Kids, Inc.  Mordechai Etgar and Charles Neustein left the Board of Directors and Haim Yeffet stayed on. Four new members were appointed to the board; Robert Rico, President/CEO, Calvin Lewis, Vice President, Franjose Yglesias-Bertheau, Secretary/COO and Kenneth C. Wiedrich, Treasurer/CFO

(a)	Resignation of Officers

On September 20, 2013, Mordechai Etgar and Charles Neustein resigned as a members of the board of directors of NYBD Holding, Inc. The resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices, but was due to the change in control of the Company by Pleasant Kids, Inc.

(b)	Appointment of Directors and Officers

The following persons were appointed as to the positions listed by their name in the table below at Closing:

NAME	AGE	POSITION
Robert Rico	39	President/CEO and Director
Calvin Lewis	44	Vice President and Director
Franjose Yglesias-Bertheau	50	Corporate Secretary/COO and Director
Kenneth C. Wiedrich	67	Treasurer/CFO and Director
Haim Yeffet	63	Director

Off Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector.  These agreements are typically with business partners, and suppliers.  Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.  As a result, the estimated fair value of liabilities relating to these provisions is minimal.  Accordingly, we have no liabilities recorded for these provisions as of September 30, 2013.

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

Financial statements start on page F-1.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes there are no material weaknesses in internal controls and procedures and the Company believes it has sufficient personnel and counsel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of September 30, 2013, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the year ended September 30, 2013, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

NAME	AGE	POSITION
Robert Rico	39	President/CEO and Director
Calvin Lewis	44	Vice President and Director
Franjose Yglesia-Bertheau	50	Corporate Secretary/COO and Director
Kenneth C. Wiedrich	67	Treasurer/CFO and Director

The business background descriptions of the newly appointed director and officer are as follows:

Robert Rico, President/CEO and Director

Mr. Rico is a high energy, goal-driven executive that approaches each new business challenge with his intrinsic flair for innovation, creative problem solving, and measured risk-taking to drive consistent bottom-line improvements and shareholder returns. Mr. Rico began his career in New Jersey, where he entered the workforce at the age of 13 in the family business.  Mr. Rico’s experience led him into the investment, mergers and acquisitions business.   Mr. Rico has negotiated over $100 million dollars in mergers and acquisitions, and has been CEO and Chairman of a public company for 8 years. Mr. Rico has held various board positions of other private and public entities as well. Mr. Rico has also worked in the licensing and marketing industry with Italian design house Pininfarina Extra. On November of 2009 Mr. Rico was awarded with the Key of the City of Miami for his philanthropic and business achievements.

Until recently Mr. Rico served as President of Pleasant Spring, a mountain spring water bottling company in Tiger, Georgia.  This experience in the water bottling industry along with his knowledge of financial investments, has helped to create what today is the Pleasant Kids brand.

Calvin Lewis, Vice President and Director

Mr. Lewis is a graduate from Florida International University with a BS in Chemistry and MBA in Finance from Nova Southern University (class of 2014). Mr. Lewis is responsible for managing the financial strategy and Sales of the company. Mr. Lewis is committed to maximizing long-term shareholder value, ensuring a balanced portfolio of growth initiatives, and maintaining the high level of integrity and transparency to ensure that our customers receive the Pleasant Kids’ product in the purist form. Previously as VSP Global Business Consultant, Lewis was able to bring about profitable growth, disciplined decision-making, and transparency in VSP Global Sales. He led the efforts to create and define the value chain for the sales and services model from which VSP is known for.

Franjosé Yglesias-Bertheau, Corporate Secretary/COO and Director

Mr. Yglesias-Bertheau, joined the company after living and working for 7 years in the food & beverage distribution industry in China. While serving as the CEO of China Food Services, he negotiated contracts with giants like Carrefour, Metro, Jinkelong, and Vanguard Hypermarkets.

He started his professional career working in the early 90’s with Associated Grocers of Florida. Mr. Yglesias-Bertheau then became the Manager of Telecommunications Latin America Division for Eastman Kodak,. There he learned the value of applying his Engineering skills to simplify and automate productivity in the manufacturing and logistics worldwide divisions of Kodak. In 2001 he Co-Founded a systems integration company where his logistical and manufacturing knowledge landed him accounts like Lennar Homes, Del Monte Fresh Produce, and the City of Plantation. Mr. Yglesias-Bertheau graduated from the University of Costa Rica in 1987 with an Electrical Engineering Degree.

Kenneth C. Wiedrich, Treasurer/CFO and Director

Mr. Wiedrich is a Senior level Executive with extensive hands-on experience in management, operational accounting, reporting for public companies, finance functions and in dealing with Board of Directors, Banks, Attorneys, Audit firms and the SEC. He has been the CFO of a number of small public companies, some of which were start-up companies, which he helped through the start up phase of their operation. He also has experience with government cost accounting methods and all related government acquisition regulations.

Haim Yeffet, Director

Haim was born in 1950 in a kibbutz in the Galilee area of Israel. In1968 Haim joined the Israeli army and served in a commando unit. In1972 Haim opened his first fast food restaurant in Israel, called “Mrs. Tops.” In 1973 after the Yomkepoor war Haim came to United State, and settled in Miami Beach, FL., opening a fast food kosher restaurant in Miami Beach. Haim subsequently got married and opened more stores and also got into the building business, building homes in Sunnyland, Fl. Haim also built penthouses in buildings that housed his sandwich shop in South Beach. Haim presently owns a restaurant and bar in Coconut Grove, a kosher restaurant in Miami Beach and bagel stores in downtown Miami.

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

Family Relationships

There are no family relationships between any of our officers and directors.

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

Committees of the Board

None.

Board Meetings and Committees; Annual Meeting Attendance

During 2013, the Company 1 formal Board meetings and conducted other business through Written Actions.

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

ITEM 11.        EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table lists the compensation of the Company's principal executive officers for the years ended September 30, 2013 and 2012.  The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred.

The following table sets forth all cash compensation paid by NYBD Holding, Inc., League Now Holdings Corp., and Pleasant Kids, Inc. for the years ended September 30, 2013 and 2012.  The table below sets forth the positions and compensations for each officer and director of NYBD Holding, Inc.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings		All Other Comp. ($)	Total ($)
Robert Rico President/Chief Executive Officer (1)	2013	-	-	-	-	-		-		-		$0

Calvin Lewis, Vice President (1)	2013	-	-	-	-	-		-		-		$0

Franjose Yglesias-Bertheau, COO (1)	2013	-	-	-	-	-		-		-		$0

Kenneth C. Wiedrich. CFO (1)	2013	$4,500	-	-	-	-		-		-		$4,500

Haim Yeffet President/Chief Director	2012 2013	- -	- -	- -	- -	- -		- -		- -	$ $	- -

John Bianco, President/Chief Former Executive Officer	2012 2013	$110,100 -	-	-	-	-		-		-		$110,100

D. Bruce Veness, Former Vice President	2012 2013	$ 70,000 -	-	-	-	-		-		-		$70,000

Lisa Bischoff, Former CFO	2012 2013	$ 40,000 -	-		-		-		-	-		$40,000

(1)	On September 20, 2013, pursuant to the share exchange with Pleasant Kids, Inc. the Company changed management. The following individuals were named as the new officers and directors of the Company,

Robert Rico, CEO

Calvin Lewis, Vice President

Franjose Yglesias-Bertheau, COO

Kenneth C. Wiedrich, CFO

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during period ending September 30, 2013 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

The Company has Employment Contracts in place with Robert Rico, Presiden/CEO, Calvin Lewis, Vice President, and Franjose Yglesias-Bertheau, COO. The employment agreements terms start on October 1, 2013. Each contract has a term of 5 years with a base salary plus a bonus of 2% of sales annually.

The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000
Franjose Yglesias-Bertheau	$125,000

The Company also has a consulting agreement with Kenneth C. Wiedrich. Mr. Wiedrich is paid $1,500 per month to provide part time CFO duties.

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

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Robert Rico 4775 Collins Ave., Suite 4205 Miami Beach, FL 33140	Preferred Class “A” Stock	5,000,000	50%

Calvin Lewis 4779 Collins Ave., Suite 1907 Miami Beach, FL 33140	Preferred Class “A” Stock	2,000,000	20%

Franjose Yglesias-Bertheau 14993 SW 21st Street Miramar, FL 33027	Preferred Class “A” Stock	1,000,000	10%

Haim Yeffet 155 E. Flagler Miami, FL 33131	Preferred Class “A” Stock	2,000,000	20%

Haim Yeffet 155 E. Flagler Miami, FL 33131	Common Stock	15,000,000	20%

All Officers and Directors	Preferred	10,000,000	100%

(1)	Percentage of ownership is based on the issued and outstanding of the preferred class “A” shares as of September 30, 2013

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of our directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected us during the year ended September 30, 2013.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by NYBD Holding, Inc.

Audit Fees.    Terry L. Johnson, CPA, billed the Company $17,000 for professional services rendered for the annual audit for the year ended September 30, 2013, the quarterly review of the Company's financial statements for June 30, 2013, the re-audit of 2012 and 2011, and for other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees .  There were no fees for taxes

All Other Fees.

No other fees for the year ended September 30, 2013.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description

3.1	Articles of Incorporation, League Now Holdings Corporation*
3.2	Articles of Incorporation, Pleasant Kids, Inc.*
3.3	Articles of Incorporation, Amendment No. 1 to Preferred Shares Designation*
3.4	Articles of Incorporation, Amendment No. 2 to Preferred Shares Designation*
3.5	Articles of Incorporation, Amendment to Increase Authorized Shares*
3.6	Articles of Merger with state of Florida*
3.7	Corporate Code of Ethics*
3.8	Corporate Governance Principles*
10.1	Share Exchange Agreement between NYBD Holding, Inc. and Pleasant Kids, Inc.**
10.2	Convertible Promissory Note dated March 19, 2013 between League Now Holding Corp. and Asher Enterprises, Inc.*
10. 3	Convertible Promissory Note dated May 9, 2013 between NYBD Holding, Inc. (f/k/a League Now Holding Corp.) and Asher Enterprises, Inc.*
10.4	Convertible Promissory Note dated July 17, 2013 between NYBD Holding, Inc. (f/k/a League Now Holding Corp.) and Asher Enterprises, Inc.*
10.5	Employment Agreement- Robert Rico*
10.6	Employment Agreement- Calvin Lewis*
10.7	Employment Agreement- Franjose Yblesias-Bertheau*
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema*
101.cal	XBRL Taxonomy Calculation Linkbase *
101.def	XBRL Taxonomy Definition Linkbase *
101.lab	XBRL Taxonomy Label Linkbase *
101.pre	XBRL Taxonomy Presentation Linkbase *

* Filed herewith.

** A copy of the Share Exchange Agreement was attached to the Company’s Current Report on Form 8-K filed on September 27, 2013 as Exhibit 10-1)

35

Terry L. Johnson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

NYBD Holding, Inc.

I have audited the accompanying consolidated balance sheets of NYBD Holding, Inc. as of September 30, 2013 and the consolidated statements of operations, stockholders’ equity, and cash flows for the period from July 15, 2013 to September 30, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NYBD Holding, Inc. as of September 30, 2013 and the results of its operations and its cash flows for the period from July 15, 2013 to September 30, 2013 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

January 11, 2014

406 Greyford Lane, Casselberry, Florida 32707

Phone: (407)721-4753 Fax: (866)813-3428

E-mail cpatlj@yahoo.com

NYBD Holding, Inc.
Consolidated Balance Sheet

ASSETS
September 30,
2013
Current Assets
Cash	$4,659
Inventory	15,553
Prepaid expense	7,010
Total Current Assets	27,222

Total Assets	$27,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable & accrued expense	$23,915
Accrued interest	8,587
Shareholder loan	119,095
Convertible notes payable	259,500
Derivative liability	1,423,998
Total Current Liabilities	1,835,095

Total Liabilities	1,835,095

Stockholders' Deficit
Stock payable	48,301
Preferred Stock, authorized 10,000,000 shares, series A, $0.001 par value, 10,000,000 issued and outstanding as of September 30, 2013	10,000
Common Stock, authorized 750,000,000 shares, $0.001 par value, 74,206,359 issued and outstanding as of September 30, 2013	74,206
Additional Paid in Capital	(392,007)
Accumulated Deficit	(1,548,373)
Total Stockholders' Deficit	(1,807,873)
Total Liabilities and Stockholders' Deficit	$27,222

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statement of Operations

From Inception
July 15, 2013 to
September 30, 2013
Income
Total Revenue	$-
Cost of Revenue	-
Gross Profit	-

Operating Expenses
Professional services	28,586
General and administrative expense	87,264
Total Operating Expenses	115,850

Net Operating Loss	(115,850)

Other Income (Expense)
Interest expense	(8,587)
Other Income	62
Derivative expense	(1,423,998)
Total Income (Expenses)	(1,432,523)

Loss before Taxes	(1,548,373)

Tax provisions	-

Net Loss	$(1,548,373)

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock	Common Stock	Stock Payable	Paid-in	Retained	Additional Stockholders
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Total Deficit
Balance, July 15, 2013	—	$—	87,206,359	$87,206	$—	$(87,206)	$—	$—

Common shares returned from shareholder	—	—	(13,000,000)	(13,000)	—	13,000	—	—

Recapitalization pursuant to share exchange
with Pleasant Kids, Inc. on September 20, 2013	10,000,000	10,000	—	—	48,301	(317,801)	—	(259,500)

Net loss for the period from July 15, 2013 to
September 30, 2013	—	—	—	—	—	—	(1,548,373)	(1,548,373)
Balance, September 30,2013	10,000,000	$10,000	74,206,359	$74,206	$48,301	$(392,007)	$(1,548,373)	$(1,807,873)

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Cash Flows

From Inception
July 15, 2013 to
September 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(1,548,373)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Changes in Operating Assets and Liabilities:
Increase in Inventory	(15,553)
Increase in prepaids	(7,010)
Increase in accrued expenses	32,502
Increase in derivative liability	1,423,998
Net Cash Used by Operating Activities	(114,436)

Cash Flows from Financing Activities:
Proceeds from shareholder loans	119,095
Net Cash Provided by Financing Activities	119,095

Net Increase (Decrease) in Cash	4,659
Cash at Beginning of Period	-
Cash at End of Period	$4,659

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-
Income Taxes	$-
The accompanying notes are an integral part of these consolidated financial statements.

NYBD HOLDINGS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2013

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was originally incorporated on September 21, 2005 under the laws of the state of Florida with the name League Now Holdings Corporation. On February 27, 2013, the Company consummated a share exchange with New York Bagel Deli, Inc. (“NYBD”).  Under the terms of the share exchange, NYBD received 28,500,000 shares of the Company’s common stock for 100% of the issued and outstanding capital of NYBD. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. Concurrent with the share exchange, the Company agreed to sell its subsidiary (the operations of League Now) to John Bianco the Company’s former CEO in exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of a convertible note held by Asher Enterprises Inc. in the amount of $75,000. On September 20, 2013, the Company entered into a share exchange agreement with Pleasant Kids, Inc. whereby the Company issued 10,000,000 preferred shares and 1,000 common shares for all of the outstanding shares of Pleasant Kids, Inc. As a result of the share exchange, Pleasant Kids, Inc. became a wholly owned subsidiary of the Company. In connection with the closing of the share exchange agreement, Haim Yeffet, a shareholder and former director of NYBD Holding, Inc. returned 13,000,000 shares of the common stock and 100,000 shares of the Series A Preferred Stock of NYBD Holding, Inc. to the treasury of NYBD Holding, Inc. Mr. Haim received 2,000,000 shares of Series A Preferred Stock, assumed the outstanding debt of NYBD Holding, Inc., with the exception of the Asher convertible notes, and kept all of the assets of NYBD Holding, Inc. For accounting purposes, the share exchange was treated as a reverse merger. The new operations of the Company will be solely those of Pleasant Kids, Inc. The historical balances and results of operations will be those of Pleasant Kids, exclusive of NYBD Holding, Inc. Pleasant Kids, Inc. was incorporated on July 15, 2013 under the laws of the state of Florida.

Pleasant Kids, Inc. is engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, including and not limiting to organic natural juices.

NOTE 2 - GOING CONCERN

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

The Company has a minimum cash balance available for payment of ongoing operating expenses, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for NYBD Holdings, Inc is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company, Pleasant Kids, Inc. and Pleasant Kids EXTRA, Inc. as of September 30, 2013. Pleasant Kids, Inc. was acquired through a share exchange agreement with the Company on September 20, 2013 which for accounting purposes was treated as a reverse merger. All intercompany balances and transactions have been eliminated.

Fiscal Year End

The Company has adopted a September 30 fiscal year end.

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

Inventory

At September 30, 2013, the Company’s inventory consists entirely of raw materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

Level 1 : Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities; The Company values it’s available for sale securities using Level 1.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3: Unobservable inputs for the asset or liability that are supported by little or no market activity and that are significant to the fair values.

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

At September 30, 2013, the Company has three convertible notes outstanding totaling $259,500 which if converted would result in 235,480,944 new dilutive common shares. At September 30, 2013, the Company also has 10,000,000 Series A Preferred Shares that can be converted into 250,000,000 common shares at any time at the discretion of the holder. Combined, there are approximately 485,480,944 potentially dilutive shares outstanding as of September 30, 2013.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718) To date, the Company has not adopted a stock option plan and has not granted any stock options.

New Authoritative Accounting Guidance

The Company has implemented all new accounting pronouncements that are in effect.  These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – SHARE EXCHANGE AGREEMENT

On September 20, 2013, the Company entered into a share exchange agreement with Pleasant Kids, Inc. whereby the Company issued 10,000,000 preferred shares and 1,000 common shares for all of the outstanding shares of Pleasant Kids, Inc. As a result of the share exchange, Pleasant Kids, Inc. became a wholly owned subsidiary of the Company.

In connection with the closing of the share exchange agreement, Haim Yeffet, a shareholder and director of NYBD Holding, Inc. returned 13,000,000 shares of the common stock and 100,000 shares of the Series A Preferred Stock of NYBD Holding, Inc. to the treasury of NYBD Holding, Inc. Mr. Haim received 2,000,000 of the 10,000,000 shares of Series A Preferred Stock, assumed the outstanding debt of NYBD Holding, Inc., with the exception of the Asher convertible notes, and kept all of the assets of NYBD Holding, Inc.

The agreement noted above was treated as a reverse merger and recapitalization of the Company. The Company has adjusted it financial statements and presented its financial information using the standard accounting practices for a reverse merger. The financial statements reflect those of the new operating company, Pleasant Kids, Inc. Comparative information, or lack thereof, presented in the financial statements has been retroactively adjusted to reflect those of Pleasant Kids, Inc.

NOTE 5 – INVENTORY

Inventory stated at cost at September 30, 2013 consisted of the following:

September 30, 2013

Finished Goods	$—

Work in Process	—

Raw Materials	15,553

$15,553

The Company values its inventory using the FIFO method. The Company has had no write downs since its inception on July 15, 2013.

NOTE 6 – NOTES PAYABLE

On March 19, 2013, NYBD Holdings, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $153,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on December 22, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On May 9, 2013, NYBD Holdings, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on February 13, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On July 17, 2013, NYBD Holdings, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on April 22, 2014.. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

As of September 30, 2013, the Company has three convertible notes due to Asher Enterprises which total $259,500.

Accrued Interest

At September 30, 2013, the Company has an accrued interest balance of $8,587 pertaining to the outstanding convertible notes.

Derivative Liability

At September 30, 2013, the Company has a derivative liability of $1,423,998 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate derivate liability.

NOTE 7 – SHAREHOLDER LOAN

Two officers of the Company have advanced funds to the Company for working capital purposes at 0% interest, payable on demand. At September 30, 2013, the Company had a shareholder loan balance of $119,095. The amount incurred by Calvin Lewis is $21,202 and the amount incurred by Robert Rico is $97,893.

NOTE 8 - RELATED PARTY TRANSACTIONS

Shareholder loan

At September 30, 2013 the Company has a shareholder loan balance of $119,095 from two officers of the Company.

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 10,000,000 shares of preferred stock with a par value of $.001. On April 1, 2013, the Company amended its corporate articles of incorporation to designate 10,000,000 preferred shares as “Series A Preferred Stock”. These Series A Preferred Shares shall for a period of 48 months from the date of issuance, be convertible in aggregate into that number of fully paid and non-assessable shares of the common stock of the Corporation, equal to seventy-five percent (75%) of the post conversion issued and outstanding common stock of the Corporation on the date of conversion.

As disclosed in Note 10, on January 8, 2014 the Company drafted a second amendment to replace the first amendment to its corporate articles of incorporation section E (Designation of Series A Preferred Stock). Holders of Series A Preferred Stock shall be entitled to 25 votes per 1 vote of common stock, voting together with the holders of common stock. Holders of Series A Preferred Stock will also be entitled to convert 1 share of Series A Preferred Stock into 25 shares of common stock at any time.

On May 8, 2013, the Company issued 100,000 shares of Preferred Stock, Series A to Haim Yeffet for services rendered. As part of the merger with Pleasant Kids, Inc., these shares were returned to the Company.

As part of the share exchange agreement between NYBD Holding, Inc and Pleasant Kids, Inc., 10,000,000 shares of Series A Preferred Stock were issued to the principals of Pleasant Kids, Inc.

Common Stock

On May 10, 2013, the Company amended its articles of incorporation with the state of Florida to increase its authorized shares of common stock from 250,000,000 to 750,000,000. The stock has a par value of $.001.

From April 2013 to June 2013, the Company issued 30,207,226 common shares to Asher Enterprises, Inc. for the conversion and reduction of $76,100 in convertible debt and $2,120 in accrued interest.

In July 2013, the Company issued 3,553,571 common shares to Asher Enterprises, Inc. for the conversion and reduction of $4,200 in convertible debt.

Pursuant to the share exchange agreement on September 20, 2013, the controlling stockholders of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 common shares and 10,000,000 Series A Preferred shares of NYBD Holding, Inc. The share exchange was account for as a reverse merger whereby the stock history presented in the Statement of Stockholders’ Equity will only show the stock history of the new operating company, Pleasant Kids, Inc., at the time of and just prior to the recapitalization.

On September 20, 2013, pursuant to the share exchange, Mr. Haim canceled 13,000,000 common shares.

Stock Payable

Pursuant to the share exchange, the Company will issue 1,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock. As of the September 30, 2013, the Company has issued the 10,000,000 Series A Preferred Stock but has not yet issued the 1,000 shares of common stock. Therefor the Company recorded as stock payable of $1.

At the time of the share exchange agreement on September 20, 2013, the Company agreed to convert a consulting agreement with JMZ Group into 23,000,000 common shares. The value of these shares at the time of the agreement was $.0021 which resulted in a stock for services expense of $48,300. The services provided by JMZ Group were completed prior to September 20, 2013 yet the shares were not issued. The Company recorded a $48,300 stock payable pertaining to this transaction.

NOTE 10 – SUBSEQUENT EVENT

1) Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

2) From October to December of 2013, Asher Enterprises Inc. converted $66,700 of the convertible notes payable into 32,195,058 shares of restricted common stock.

3) In October of 2013, the Company issued 13,500,000 common shares in payment of $28,350 stock payable leaving a stock payable balance of $19,950.

4) In October of 2013, the Company issued 13,000,000 common shares to consultants for services. On October 1, 2013, the Company executed three employment agreements with officers of the Company. The three employment agreements combined total $450,000 in base salary with potential bonuses of 2% of gross sales. These employment agreements have been filed as exhibits herein.

5) On January 8, 2014 the Company amended its corporate articles of incorporation section E (Designation of Series A Preferred Stock) to change the beneficial conversion rights of the Series A stockholders. Holders of Series A Preferred Stock shall be entitled to 25 votes per 1 vote of common stock, voting together with the holders of common stock. Holders of Series A Preferred Stock will also be entitled to convert 1 share of Series A Preferred Stock into 25 shares of common stock at any time.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYBD Holding, Inc.
(Registrant)

Date: January 14, 2014	/s/ Robert Rico
Robert Rico
Chief Executive Officer

Date: January 14, 2014	/s/ Kenneth C. Wiedrich
Kenneth C. Wiedrich
Chief Financial Officer

37