Form 10-Q
period 2013-12-31
NYBD Holding, Inc.
filed 2014-02-19
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 333-148987

NYBD Holdings, Inc

(Exact name of Registrant as specified in its charter)

Florida	20-35337265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

    2600 WEST OLIVE AVENUE, 5F, BURBANK, CA 91505

(Address of principal executive offices)

855-710-5437

(Registrant’s telephone number)

155 E. Flagler Street, Miami, FL 33131

Former Fiscal Year: December 31

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] Smaller reporting company [X] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2014 the issuer had 201,255,397 shares of its common stock issued and outstanding.

1

Part I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NYBD HOLDINGS, INC

NYBD Holding, Inc.
Consolidated Balance Sheet

ASSETS
	December 31,	September 30,
	2013	2013
Current Assets
Cash	$53	$4,659
Inventory	34,608	15,553
Prepaid expense	-	7,010
Total Current Assets	34,661	27,222

Total Assets	$34,661	$27,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable & accrued expense	$78,965	$23,915
Accrued interest	13,137	8,587
Shareholder loan	134,383	119,095
Loan payable	5,000	-
Convertible notes payable	207,070	259,500
Derivative liability	1,393,026	1,423,998
Total Current Liabilities	1,831,581	1,835,095

Total Liabilities	1,831,581	1,835,095

Stockholders' Deficit
Stock payable	27,300	48,300
Preferred Stock, authorized 10,000,000 shares, series A, $0.001 par value, 10,000,000 issued and outstanding as of December 31, 2013 and September 30, 2013 respectively	10,000	10,000
Common Stock, authorized 750,000,000 shares, $0.001 par value, 141,491,271 issued and outstanding as of December 31, 2013 and 74,207,359 shares issued and outstanding as of September 30, 2013, respectively	141,491	74,207
Additional Paid in Capital	(147,846)	(392,007)
Accumulated Deficit	(1,827,865)	(1,548,373)
Total Stockholders' Deficit	(1,796,920)	(1,807,873)
Total Liabilities and Stockholders' Deficit	$34,661	$27,222

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Operations

	For the Three	(From inception
	Months Ended	July 15, 2013) to
	December 31, 2013	December 31, 2013
Income
Total Revenue	$244	$-
Cost of Revenue	-	-
Gross Profit	244	-

Operating Expenses
Professional services	77,300	105,886
General and administrative expense	99,293	186,251
Total Operating Expenses	176,593	292,137

Net Operating Loss	(176,349)	(292,137)

Other Income (Expense)
Derivative expense	(98,593)	(1,522,591)
Interest expense	(4,550)	(13,137)
Total Income (Expenses)	(103,143)	(1,535,728)

Loss before Taxes	(279,492)	(1,827,865)

Tax provisions	-	-

Net Loss	$(279,492)	$(1,827,865)

Earnings (loss) per share; Basic
and diluted	$(0.003)	$(0.018)

Weighted average number of
shares outstanding	111,070,482	101,450,664

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Cash Flows

	For the Three	(From inception
	Months Ended	July 15, 2013) to
	December 31, 2013	December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(279,492)	$(1,827,865)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Stock issued for services	72,800	72,800
Stock issued for debt refinancing	13,650	13,650
Recapitalization	-	(259,500)
Derivative expense	98,593	1,522,591
Changes in Operating Assets and Liabilities:
Increase in Inventory	(19,055)	(34,608)
Decrease in prepaids	7,010	-
Increase in accrued interest	4,550	-
Increase in accrued expenses	55,050	92,102
Net Cash Used by Operating Activities	(46,894)	(420,830)

Cash Flows from Financing Activities:
Proceeds from loan payable	5,000	5,000
Proceeds from Convertible notes	22,000	281,500
Proceeds from shareholder loans	15,288	134,383
Net Cash Provided by Financing Activities	42,288	420,883

Net Increase (Decrease) in Cash	(4,606)	53
Cash at Beginning of Period	4,659	-
Cash at End of Period	$53	$53

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in debt refinancing	$13,650	$13,650
Stock issued for debt reduction	$74,430	$74,430

The accompanying notes are an integral part of these consolidated financial statements.

NYBD HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

(UNAUDITED)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was originally incorporated on September 21, 2005 under the laws of the state of Florida with the name of League Now Holdings Corporation. On February 27, 2013, the Company consummated a share exchange with New York Bagel Deli, Inc. (“NYBD”).  Under the terms of the share exchange, NYBD received 28,500,000 shares of the Company’s common stock for 100% of the issued and outstanding capital of NYBD. As a result of the transaction, the shareholders of NYBD became the majority owners of the Company and NYBD became a wholly-owned subsidiary. Concurrent with the share exchange, the Company agreed to sell its subsidiary (the operations of League Now) to John Bianco the Company’s former CEO. In exchange for the assumption by Mr. Bianco of all associated liabilities with the exception of convertible notes held by Asher Enterprises Inc in the amount of $75,000.

On September 20, 2013, the Company entered into a share exchange agreement with Pleasant Kids, Inc. whereby the Company issued 10,000,000 preferred shares and 1,000 common shares for all of the outstanding shares of Pleasant Kids, Inc. As a result of the share exchange, Pleasant Kids, Inc. became a wholly owned subsidiary of the Company. In connection with the closing of the share exchange agreement, Haim Yeffet, a shareholder, a director of NYBD Holding, Inc. returned 13,000,000 shares of the common stock and 100,000 shares of the Preferred A stock of NYBD Holding, Inc to the treasury of NYBD Holding, Inc. and received 2,000,000 shares of Preferred A stock. Mr. Haim assumed the outstanding debt of NYBD Holding, Inc., with the exception of the Asher convertible notes, and kept all of the assets of NYBD Holding, Inc. For accounting purposes, the share exchange was treated as a reverse merger. The new operations of the Company will be solely those of Pleasant Kids, Inc. The historical balances and results of operations will be those of Pleasant Kids, exclusive of NYBD Holding, Inc. Pleasant Kids, Inc. was incorporated on July 13, 2013 under the laws of the state of Florida.

Pleasant Kids, Inc. is engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, as well as organic natural juices.

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

The Company has a minimum cash balance available for payment of ongoing operating expense, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Inventory

At December 31, 2013, the Company’s inventory consists entirely of finished materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

At December 31, 2013, the Company has three convertible notes outstanding totaling $259,500 which if converted would result in 235,480,944 new dilutive common shares.

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

In connection with the closing of the share exchange agreement, Haim Yeffet, a shareholder and director of NYBD Holding, Inc. returned 13,000,000 shares of the common stock and 100,000 share of the Series A Preferred Stock of NYBD Holding, Inc to the treasury of NYBD Holding, Inc. Mr. Yeffet received 2,000,000 of the 10,000,000 shares of Series A Preferred Stock, assumed the outstanding debt of NYBD Holding, Inc. with the exception of the Asher Convertible notes, and kept all of the assets of NYBD Holding, Inc.

The agreement noted above was treated a reverse merger and recapitalization of the company. The Company has adjusted its financial statements and presented its financial information using the standard accounting practices for a reverse merger. The financial statements reflect those of the new operating company, Pleasant Kids, Inc. Comparative information, or lack thereof, presented in the financial statements has been retroactively adjusted to reflect those of Pleasant Kids, Inc.

NOTE 5 - INVENTORY

Inventory stated at cost at December 31, 2013 and September 30, 2013 consisted of the following:

	December 31, 2013	September 30, 2013
Finished Goods	$34,608	$ -

Work in Process	-	-

Raw Materials	-	15,553
	$34,608	$ 15,553

The Company values its inventory using the FIFO method. The Company has had no write downs since its inception on July 13, 2013.

NOTE 6 – NOTES PAYABLE

On March 19, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $153,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on December 22, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the quarter ending December 31, 2013 Asher converted $74,430 of this note into 40,783,912 shares of the Company’s common stock. The balance remaining to be paid on this note as of December 31, 2013 is $79,070.

On May 9, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on February 13, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On July 17, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on April 22, 2014.. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On November 25, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $22,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note is to be discounted by 10% with a $1,500 deduction for legal expense for a net total payout of $18,500. The Note, together with accrued interest at the annual rate of eight (8%), is due on November 25, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

As of December 31, 2013, the Company has three convertible notes due to Asher Enterprises which total $207,070.

Accrued Interest

At December 31, 2013, the Company has an accrued interest balance of $13,137 pertaining to the outstanding convertible notes.

Derivative Liability

At December 31, 2013, the Company has a derivative liability of $1,393,026 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate derivate liability.

NOTE 7 – SHAREHOLDER LOAN

Two officers of the Company have advanced funds to the Company for working capital purposes at 0% interest, payable on demand. At December 31, 2013, the Company had a shareholder loan balance of 134,383. The amount incurred by Calvin Lewis is 22,102 and the amount incurred by Robert Rico is $112,281.

NOTE 8 - RELATED PARTY TRANSACTIONS

Shareholder loan

At December 31, 2013 the Company has a shareholder loan balance of $134,383 from two officers of the Company.

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements. The Company has also rented a small space in the independent packer’s warehouse and the Company has recognized an expense of $2,000 in the quarter ended December 31, 2013 for this space.

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

Pursuant to the share exchange agreement on September 20, 2013, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 common shares and 10,000,000 Series A Preferred shares of NYBD Holding, Inc. The share exchange was accounted for as a reverse merger whereby the stock history presented in the Statement of Stockholders’ Equity will only show the stock history of the new operating company, Pleasant Kids, Inc., at the time of and just prior to the recapitalization

During the quarter ended December 31, 2013, the Company issued 40,783,912 common shares to Asher Enterprises, Inc. for the conversion and reduction of $74,430 in convertible debt.

During the quarter ended December 31, 2013, the Company issued 10,000,000 common shares to JMZ group in payment of a stock payable of $21,000.

During the quarter ended December 31, 2013, the Company issued 13,000,000 for services rendered. The Company has recognized an expense of $72,800 for these services but the services were never rendered. The Company has cancelled this agreement and is in the process of getting the shares back.

During the quarter ended December 31, 2013, the Company issued 3,500,000 shares for assuming a portion of the debt that NYBD Holding, Inc. had with John Bianco.

Stock Payable

Pursuant to the share exchange, the Company will issue 1,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock. As of the September 30, 2013, the Company has issued the 10,000,000 Series A Preferred Stock but has not yet issued the 1,000 shares of common stock. Therefore the Company recorded as stock payable of $1.

At the time of the share exchange agreement on September 20, 2013, the Company agreed to convert a consulting agreement with JMZ Group into 23,000,000 common shares. The value of these shares at the time of the agreement was $.0021 which resulted in a stock for services expense of $48,300. The services provided by JMZ Group were completed prior to September 20, 2013 yet the shares were not issued. The Company recorded a $48,300 stock payable pertaining to this transaction. During the quarter ended December 31, 2013 the JMZ Group received 10,000,000 shares of common stock reducing the stock payable by $21,000 leaving a stock payable of $27,300

NOTE 10 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.	On January 7, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $26,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on October 9, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

2.	On January 17, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Redwood in the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of ten (10%), is due on November 10, 2014. . The Note is convertible into the Company's common stock commencing on May 29, 2014 at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion.

3.	In January and February of 2014, Asher Enterprises Inc. converted $26,480 of the convertible notes payable into 41,846,349 shares of restricted common stock.

ITEM 2. Management’s Discussion and Analysis and Results of Operations

General

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report. This information should also be read in conjunction with the information contained in our Form 8-K/A filed with the Securities and Exchange Commission (the “Commission”) on January 7, 2014, including the audited financial statements and notes included therein as of and for the year ended September 30, 2013, which reports are incorporated herein by reference. The reported results will not necessarily reflect future results of operations or financial condition.

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

Following the closing of the share exchange agreement on September 20, 2013, control and management of the Company is that as Pleasant Kids, Inc. For accounting and reporting purposes, this transaction will be treated as a reverse recapitalization, with Pleasant Kids as the acquirer. As such, the financial information, including the operating and financial results, included in this 10K are that of Pleasant Kids rather than that of NYBD Holding, Inc. prior to the completion of the transactions described herein.

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

Industry Overview

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

Growth Strategy

Over the coming fiscal year, the company will employ an aggressive strategy in taking its product to market. The Pleasant Kids brand and the characters that go along with it will be an integral part of our plan in developing customer and brand loyalty. The Company is also working at establishing a large number of distributors through a broker-distributor-retailer network, whereby brokers represent the Company’s products to distributors and retailers. Our target retail markets are: (a) chain and independent health food stores; (b) grocery stores; (c) convenience stores; (d) drug stores; and the mass online retail market. We have initially concentrated on the Southeast United States but will soon be adding distribution networks in the western United States/

Results of Operations

Results of operations for the period from September 30, 2013 to December 31, 2013.

Revenue:

The Company started operations on July 15, 2013 and there were no sales as of the period from July 15, 2013 to September 30, 2013. The Company has not recorded sales in the quarter ended December 31, 2013 as well but has bottled up 1,000 cases and has sold all inventory in the subsequent quarter. The Company was not in existence in 2012, and as a result there were no activities to compare to in 2012.

Cost of Goods Sold

The Company is not reporting any Cost of Goods Sold for the period from October 1 2013 to December 31, 2013. The Company paid for raw materials but this was accounted for as inventory. There were no activities in the fiscal year 2012 to compare to.

Operating Expenses:

Operating expenses for the quarter ended December 31, 2013 were $176,593. This total was made up of professional services of $77,300 and G&A expenses of $99,293. The G&A expenses of $99,293 is made up of mostly of consulting fees of ($63,650) legal professional fees of ($11,715), Meals and entertainment ($3,945), Advertising ($3,628), commission & fees of ($3,500), rent or lease expense of ($2,733) and Internet ($2,344). There were no activities in the comparative period ending December 31, 2012.

Loss from Operations:

Loss from operations was $176,349 for the quarter ending December 31, 2013. There were no operations in 2012 to compare to.

Net Loss:

Loss from operations was $279,492 for the quarter ending December 31, 2013. This was due to an operating loss of $176,349 along with non-operating interest expense of $4,550 and a derivative liability of $98,593. There were no operations in 2012 to compare to.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, the Company had net current liabilities of $1,831,581. This liability is mostly made up of a derivative liability of $1,393,026. The cash balance at December 31, 2013 was $53. And the working capital is a negative $1,796,920. There are no comparative figures for the quarter ended December 31, 2012.

Operational cash flow

The Company had operating cash outflows in the quarter ended December 31, 2013, of $46,894. The Company’s primary uses of cash have been for professional support and marketing expenses, and working capital. All cash received has been expended in the furtherance of growing future operations.

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

Going Concern

The Company has a working capital deficiency of $1,796,920 and a stockholders’ deficiency of $1,796,920, as of December 31, 2013. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

The Company is a relatively new company without much history and has a stockholders’ deficit of 1,796,920. The Company’s survival is dependent upon its ability to raise sufficient capital and to be able to implement its business plan.

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

The Company’s products and services may not achieve market acceptance and the failure of the Company to achieve broad acceptance of its products and services would have a material adverse effect on the Company’s business, financial condition and results of operations

The nonalcoholic beverage business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, including changes based on health and nutrition considerations and obesity concerns; shifting consumer tastes and needs; changes in consumer lifestyles; and competitive product and pricing pressures. In addition, the nonalcoholic beverage retail landscape is very dynamic and constantly evolving, not only in emerging and developing markets, where modern trade is growing at a faster pace than traditional trade outlets, but also in developed markets, where discounters and value stores, as well as the volume of transactions through e-commerce, are growing at a rapid pace. If the Company is unable to successfully adapt to the rapidly changing environment and retail landscape, our share of sales, volume growth and overall financial results could be negatively affected.

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

The Company will compete indirectly with major international beverage companies including but not limited to: the Coca-Cola Company; PepsiCo, Inc.; Nestlé; Dr Pepper Snapple Group; Groupe Danone; Kraft Foods Group, Inc.; and Unilever. These companies have established market presence in the United States, and offer a variety of beverages that are substitutes for our product. The Company faces potential direct competition from such companies, because they have the financial resources, and access to manufacturing and distribution channels to rapidly enter the alkaline water market.

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

The Company’s distribution network and its success depend on the performance of third parties. Any non- performance or deficient performance by such parties may undermine our operations, profitability, and result in total loss to your investment. To distribute our product, we will use a broker-distributor-retailer network whereby brokers represent our products to distributors and retailers who will in turn sell our product to consumers. The success of this network will depend on the performance of the brokers, distributors and retailers of this network. There is a risk that a broker, distributor, or retailer may refuse to or cease to market or carry our product. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our product in localities that may not be receptive to our product. Furthermore, such third parties’ financial position or market share may deteriorate, which could adversely affect the Company’s distribution, marketing and sale activities. The Company also needs to maintain good commercial relationships with third-party brokers, distributors and retails so that they will promote and carry our product. Any adverse consequences resulting from the performance of third parties or our relationship with them could undermine our operations, and have a materially adverse effect on the Company’s business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Based on the share exchange agreement, and on the closing date of September 20, 2013, the controlling stockholder of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares of NYBD Holding, Inc. Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

During the quarter ending December 31, 2013, the company issued 40,783,912 shares of restricted common stock in settlement of $74,430 of debt. The total number of shares issued and outstanding for the company is 141,491,271 as of December 31, 2013.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. OTHER INFORMATION

Pursuant to the share exchange agreement on September 20, 2013, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 common shares and 10,000,000 Series A Preferred shares of NYBD Holding, Inc. The share exchange was accounted for as a reverse merger whereby the stock history presented in the Statement of Stockholders’ Equity will only show the stock history of the new operating company, Pleasant Kids, Inc., at the time of and just prior to the recapitalization

.

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

NYBD Holdings, Inc.
(Registrant)

Date: February 19, 2014	/s/ Robert Rico
Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Kenneth C. Wiedrich
Chief Financial Officer

