Form 10-Q
period 2014-03-31
NYBD Holding, Inc.
filed 2014-05-15
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: March 31, 2014

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2014 the issuer had 1,097,009,986 shares of its common stock issued and outstanding.

1

Part I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NYBD HOLDINGS, INC

(Unaudited)

NYBD Holding, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS	(Unaudited)	(Audited)
	March 31,	September 30,
	2014	2013
Current Assets
Cash	$1,042	$4,659
Inventory	36,196	15,553
Prepaid expense	-	7,010
Total Current Assets	37,238	27,222
Fixed Assets
Furniture & equipment, net of depreciation	3,975	-
Total Fixed Assets	3,975	-

Total Assets	$41,213	$27,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable & accrued expense	$17,680	$23,915
Accrued interest	24,393	8,587
Shareholder loan	130,416	119,095
Loan payable	13,260	-
Convertible notes payable	320,842	259,500
Derivative liability	2,561,357	1,423,998
Total Current Liabilities	3,067,948	1,835,095

Total Liabilities	3,067,948	1,835,095

Stockholders' Deficit
Stock payable	-	48,300
Preferred Stock, authorized 10,000,000 shares, series A, $0.001 par value, 10,000,000 issued and outstanding as of March 31, 2014 and September 30, 2013 respectively	10,000	10,000
Common Stock, authorized 1,500,000,000 shares, $0.001 par value, 524,525,774 issued and outstanding as of March 31, 2014 and 74,207,359 shares issued and outstanding as of September 30, 2013, respectively	524,526	74,207
Additional Paid in Capital	(345,573)	(392,007)
Accumulated Deficit	(3,215,688)	(1,548,373)
Total Stockholders' Deficit	(3,026,735)	(1,807,873)
Total Liabilities and Stockholders' Deficit	$41,213	$27,222

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Operations
(A Development Stage Company)
(Unaudited)

	For the Three	For the Six	(From inception
	Months Ended	Months Ended	July 15, 2013) to
	March 31, 2014	March 31, 2014	March 31, 2014
Income
Total Revenue	$-	$244	$244
Cost of Revenue	-	-	-
Gross Profit	-	244	244

Operating Expenses
Professional services	70,400	147,700	176,286
General and administrative expense	52,296	151,589	238,853
Total Operating Expenses	122,696	299,289	415,139

Net Operating Loss	(122,696)	(299,045)	(414,895)

Other Income (Expense)
Derivative expense	(1,168,331)	(1,266,924)	(2,690,922)
Other income	-	-	62
Loss on assumption of debt	(75,000)	(75,000)	(75,000)
Interest expense	(21,796)	(26,346)	(34,933)
Total Income (Expenses)	(1,265,127)	(1,368,270)	(2,800,793)

Loss before Taxes	(1,387,823)	(1,667,315)	(3,215,688)

Tax provisions	-	-	-

Net Loss	$(1,387,823)	$(1,667,315)	$(3,215,688)

Earnings (loss) per share; Basic
and diluted	$(0.005)	$(0.009)

Weighted average number of
shares outstanding	253,677,840	181,590,604

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

		For the Six	(From inception
		Months Ended	July 15, 2013) to
		March 31, 2014	March 31, 2014
Cash Flows from Operating Activities:
Net Loss		$(1,667,315)	$(3,215,688)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Stock issued for services		72,800	72,800
Stock issued for debt refinancing		13,650	13,650
Loss on assumption of debt		75,000	75,000
Derivative expense		1,266,924	2,690,922
Changes in Operating Assets and Liabilities:
Increase in Inventory		(20,643)	(36,196)
Decrease in prepaids		7,010	-
Increase in accrued interest		26,346	13,125
Increase in accrued expenses		43,765	89,488
Net Cash Used by Operating Activities		(182,463)	(296,899)

Cash Flows from Investing Activities:
Purchase of fixed assets		(3,975)	(3,975)
Net Cash Provided by Investing Activities		(3,975)	(3,975)

Cash Flows from Financing Activities:
Proceeds from loan payable		15,000	15,000
Proceeds from Convertible notes		156,500	156,500
Proceeds from shareholder loans		11,321	130,416
Net Cash Provided by Financing Activities		182,821	301,916

Net Increase (Decrease) in Cash		(3,617)	1,042
Cash at Beginning of Period		4,659	-
Cash at End of Period		$1,042	$1,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$		$-
Income Taxes	$		$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock issued in debt refinancing		$13,650	$13,650
Stock issued for debt reduction		$221,898	$221,898

The accompanying notes are an integral part of these consolidated financial statements.

NYBD HOLDINGS, INC

CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2014 AND SEPTEMBER 30, 2013

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

NOTE 3 - SUMMARY OF SIGNIFCIANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for NYBD Holdings, Inc is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements.

The accompanying unaudited financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 as filed with the SEC on January 14, 2014.

Fiscal Year End

The Company has adopted a September 30 fiscal year end.

Development Stage Company

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC Topic 915, Development Stage Entity. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Inventory

At March 31, 2014, the Company’s inventory consists entirely of finished materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

At March 31, 2014, the Company has eight convertible notes outstanding totaling $320,842 which if converted at the current market would result in 921,959,771 new dilutive common shares.

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

Recently Issued Accounting Standards

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

NOTE 5 - INVENTORY

Inventory stated at cost at March 31, 2014 and September 30, 2013 consisted of the following:

	March 31, 2014	September 30, 2013
Finished Goods	$36,196	$15,553

	$36,196	$15,553

The Company values its inventory using the FIFO method. The Company has had no write downs since its inception on July 13, 2013.

NOTE 6 – NOTES PAYABLE

On March 19, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $153,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on December 22, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the three months ending December 31, 2013 Asher converted $74,430 of this note into 41,183,912 shares of the Company’s common stock. The balance remaining to be paid on this note as of December 31, 2013 is $79,070. During the three months ending March 31, 2014, Asher converted the $79,070 balance owing into 174,176,284 shares of common stock. The balance on this note is now $0.00

On May 9, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on February 13, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the three months ending March 31, 2014, Asher converted $13,860 of this note into 42,000,000 shares of the Company’s common stock. The balance remaining to be paid on this note is $39,140.

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

On January 17, 2014, the Company issued a Convertible Promissory Note to Redwood Management, LLC, Inc. in the principal amount of $125,000 pursuant to the terms of an assignment and assumption agreement and Securities Purchase Agreement dated November 29, 2013 between John Bianco and Redwood Management, LLC. The assignment and assumption agreement was based on a $125,000 note written by Haim Yeffet for the benefit of John Bianco at the time of the reverse merger with our previous parent company League Now Holdings, Inc. Based upon non-payment, a motion for default judgment was awarded to Mr. Bianco in November, 2013 by an Ohio court. The Ohio court did not have jurisdiction over this matter based on the fact that the note stated that the State of Florida had jurisdiction and venue for purposes of enforcement. The Company did not recognize this liability at this time based on legal advice that the judgment could not be enforced. However, management was aware that this problem would not go away and proactively negotiated a settlement that culminated in the Securities Purchase Agreement with Redwood Management, LLC concluded in January, 2014. Mr. Bianco received a $50,000 settlement and Redwood Management LLC holds a convertible note in the amount of $125,000that is convertible into the Company's common stock commencing immediately at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Convertible Promissory Note also accrues interest at a rate of 10% per annum and is due on May 29, 2014. During the three months ending March 31, 2014, Redwood Management, LLC converted $52,798 of this note into 150,858,219 shares of the Company’s common stock. At March 31, 2014, the principal balance remaining to be paid on this convertible note is $72,202. The Company has also recorded accrued interest in the amount of $13,125 that is associated with the original claim.

On January 17, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Redwood Management, LLC, Inc. in the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of ten (10%), is due on July 17, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date.

On February 20, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on October 9, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

On March 7, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $24,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on March 5, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.

As of March 31, 2014 and September 30, 2013, the Company has convertible notes balances of $320,842 and $259,500.

Accrued Interest

At March 31, 2014 and September 30, 2013, the Company has an accrued interest balance of $24,393 and $8,587 pertaining to the outstanding convertible notes.

Derivative Liability

At March 31, 2014 and September 30, 2013, the Company has a derivative liability of $2,561,357 and 1,423,998 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate derivate liability.

NOTE 7 – SHAREHOLDER LOAN

Two officers of the Company have advanced funds to the Company for working capital purposes at 0% interest, payable on demand. At September 30, 2013, the Company had a shareholder loan balance of $119,095. The amount due to Calvin Lewis was $21,202 and the amount due to Robert Rico was $97,893. On March 31, 2014, the total of the shareholder loans was $130,416 with the balance due to Robert Rico being $110,414 and the balance due Calvin Lewis being $20,002.

NOTE 8 - RELATED PARTY TRANSACTIONS

Shareholder loan

At March 31, 2014 the Company has a shareholder loan balance of $130,416 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $110,414. Calvin Lewis is the Vice President and the amount due to him is $20,002. As of September 30, 2013 the total amount of the shareholder loans was $119,095 with the total due to Robert Rico being $97,893 and the amount due to Calvin Lewis being $21,202.

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements. The Company has also rented a small space in the independent packer’s warehouse and the Company has recognized an expense of $2,000 in the three months ended March 31, 2014 for this space. The rental space is on a month-to-month contract.

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

Pursuant to the share exchange agreement on September 20, 2013, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 common shares and 10,000,000 Series A Preferred shares of NYBD Holding, Inc. The share exchange was accounted for as a reverse merger whereby the stock history presented in the Statement of Stockholders’ Equity will only show the stock history of the new operating company, Pleasant Kids, Inc., at the time of and just prior to the recapitalization

During the three months ended December 31, 2013, the Company issued 13,000,000 for services rendered. The Company has recognized an expense of $72,800 for these services but the services were never rendered. The Company has cancelled this agreement and is in the process of getting the shares back.

During the three months ended December 31, 2013, the Company issued 3,500,000 shares for assuming a portion of the debt that NYBD Holding, Inc. had with John Bianco.

On January 14, 2014 the Company increased the authorized number of Common shares from 750,000,000 to 1,500,000,000 shares of common stock. Subsequent to March 31, 2014 the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common.

During the six month ended March 31, 2014, the Company issued 366,534,503 common shares for the conversion and reduction of $221,898 in convertible debt and $10,540 of accrued interest. During the six months ended March 31, 2014, the Company also issued 23,000,000 common shares to JMZ group in full payment of a stock payable of $48,300.

Stock Payable

Pursuant to the share exchange, the Company will issue 1,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock. As of the September 30, 2013, the Company has issued the 10,000,000 Series A Preferred Stock but has not yet issued the 1,000 shares of common stock. Therefore the Company recorded as stock payable of $1.

At the time of the share exchange agreement on September 20, 2013, the Company agreed to convert a consulting agreement with JMZ Group into 23,000,000 common shares. The value of these shares at the time of the agreement was $.0021 which resulted in a stock for services expense of $48,300. The services provided by JMZ Group were completed prior to September 20, 2013 yet the shares were not issued. The Company recorded a $48,300 stock payable pertaining to this transaction. During the six month period ended March 31, 2014 the JMZ Group received 23,000,000 shares of common stock in full payment of the stock payable.

NOTE 10 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.	In April and May of 2014, Asher Enterprises Inc. and Redwood Management, LLC converted $125,660 in convertible notes payable into 572,484,212shares of restricted common stock.
2.	On May 6, 2014 the Company increased its authorized common stock from 1,500,000,000 shares to 2,500,000,000 shares.

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

Business History

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

Results of operations for the three months and six months ended March 31, 2014.

Revenue

The Company started operations on July 15, 2013 and there were no sales as of the period from July 15, 2013 to September 30, 2013. The Company has recorded a few sales in the online store. For the three months ended March 31, 2014, sales were $-0- and for the six months ended March 31, 2014 sales were $244. There were no sales in the three or six months ended March 31, 2013 to compare to because the current operating company was not in existence.

Cost of Goods Sold

The Company is not reporting any Cost of Goods Sold for the period from October 1 2013 to March 31, 2014. The Company paid for raw materials but this was accounted for as inventory. There were no activities in the prior year to compare to.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $122,696 and $299,289 for the six months ended March 31, 2014. This total was made up of professional services of $70,400 for the three months ended March 31, 2014 and $77,300 for the previous three months. G&A expenses of $52,296 for the three months ended March 31, 2014 and $151,589 for the six months ended March 31, 2014. There were no operating activities in the prior year to compare to because the Company was not in existence.

 Loss from Operations

Loss from operations was $122,696 for the three months ended March 31, 2014 and $299,045 for the six months ending March 31, 2014. The main difference in these two periods is that the three months ending December 31, 2013 had a one-time financing cost of $63,650. There were no losses from operations in the prior year to compare to because the Company was not in existence.

Net Loss

Net Loss was $1,387,823 for the three months ended March 31, 2014 and $1,667,315 for the six months ending March 31, 2014. There were no losses in the prior year to compare to because the Company was not in existence.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company had net current liabilities of $3,067,948 compared to $1,835,095 as of September 30, 2013. This difference is mainly due to an increase in derivative liability of $1,137,359 and an increase in convertible notes of $61,342 for the six months ended March 31, 2014. The cash balance as March 31, 2014 was $1,042 compared to $4,659 as of September 30, 2013. And the working capital is a negative $3,030,710 as of March 31, 2014 compared to a negative $1,807,873 as of September 30, 2013. The main difference again was due to an increase in derivative liability for the six months ended March 31, 2014.

The Company had net cash used by operating activities of $182,463 for the six months ended March 31, 2014. The Company’s primary uses of cash have been for professional support and marketing expenses, and working capital. All cash received has been expended in the furtherance of growing future operations.

The Company had net cash used by investing activities of $3,975 for the six months ended March 31, 2014. The Company purchased furniture.

The Company had net cash provided by financing activities of $182,821 for the six months ended March 31, 2014 which was made up of $15,000 in proceeds from loan payable, $156,500 in proceeds from convertible notes payable, and $11,321 in proceeds from shareholder loans.

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

Going Concern

The Company has a working capital deficiency of $3,030,710 and a stockholder’s deficiency of $3,026,735 for the as of March 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

 PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NYBD Holdings, Inc. is not engaged in any litigation at the present time, and management is unaware of any claims or complaints that could result in future litigation. Management will seek to minimize disputes with its customers but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

ITEM 1A. RISK FACTORS

Not applicable.

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

On January 14, 2014 the Company increased the authorized number of Common shares from 750,000,000 to 1,500,000,000 shares of common stock. Subsequent to March 31, 2014 the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common.

During the six month period ending March 31, 2014, the company issued 450,318,415 shares of restricted common stock for services rendered, in settlement of $48,300 of stock payable, in settlement of $221,898 of debt and for the settlement of an old claim. The total number of shares issued and outstanding for the company is 524,525,774 as of March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. Mining Safety Disclosure.

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

NYBD Holdings, Inc.
(Registrant)

Date: May 15, 2014	/s/ Robert Rico
Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Kenneth C. Wiedrich
Chief Financial Officer

