Form 10-Q
period 2014-06-30
NYBD Holding, Inc.
filed 2014-08-14
CIK 1424657

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒ QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: JUNE 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 28, 2014 the issuer had 2,770,712,955 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NYBD HOLDINGS, INC

(Unaudited)

NYBD Holding, Inc.
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS	(Unaudited)	(Audited)
	June 30	September 30,
	2014	2013
Current Assets
Cash	$100	$4,659
Inventory	36,943	15,553
Prepaid expense	-	7,010
Total Current Assets	37,043	27,222

Equipment and leasehold improvements, net	3,776	-

Total Assets	$40,819	$27,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$1,151	$-
Accounts payable & accrued expenses	5,800	23,915
Accrued interest	18,289	8,587
Shareholder loans	113,098	119,095
Loan payable	13,260	-
Convertible notes payable	198,510	259,500
Derivative liability	1,927,382	1,423,998
Total Current Liabilities	2,277,490	1,835,095

Total Liabilities	2,277,490	1,835,095

Stockholders' Deficit
Stock payable	-	48,300
Preferred Stock, authorized 10,000,000 shares, series A, $0.001 par value, 8,560,000 issued and outstanding as of June 30, 2014 and 10,000,000 issued and outstanding as of September 30, 2013 respectively	8,560	10,000
Common Stock, authorized 4,000,000,000 shares, $0.001 par value, 2,254,479,622 issued and outstanding as of June 30, 2014 and 74,207,359 shares issued and outstanding as of September 30, 2013, respectively	2,254,480	74,207
Additional Paid in Capital	(1,851,159)	(392,007)
Accumulated Deficit	(2,648,552)	(1,548,373)
Total Stockholders' Deficit	(2,236,671)	(1,807,873)
Total Liabilities and Stockholders' Deficit	$40,819	$27,222

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Operations
( A Development Stage Company)

	For the Three	For the Nine	(From inception
	Months Ended	Months Ended	July 15, 2013) to
	June 30, 2014	June 30, 2014	June 30, 2014
Income
Total Revenue	$-	$244	$244
Cost of Revenue	-	-	-
Gross Profit	-	244	244

Operating Expenses
Consulting fees	1,525	65,175	65,175
Professional services	41,134	188,834	217,420
General and admin expense	24,688	112,627	199,891
Total Operating Expenses	37,347	366,636	482,486

Net Operating Loss	(67,347)	(366,392)	(482,242)

Other Income (Expense)
Derivative gain (loss)	633,975	(632,949)	(2,056,947)
Other income	-	-	62
Loss on assumption of debt	-	(75,000)	(75,000)
Interest expense	508	(25,838)	(34,425)
Total Income (Expenses)	634,483	(733,787)	(2,166,310)

Gain (Loss) before Taxes	567,136	(1,100,179)	(2,648,552)

Tax provisions	-	-	-

Net Loss	$567,136	$(1,100,179)	$(2,648,552)

Earnings (loss) per share; Basic
and diluted	$0.000	$(0.002)	$(0.006)

Weighted average number of
shares outstanding	1,313,241,981	556,539,848	434,965,631

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Cash Flows
(A Development Stage Company)
(Unaudited)

	For the Nine	(From inception
	Months Ended	July 15, 2013) to
	June 30, 2014	June 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(1,100,179)	$(2,648,552)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Stock issued for services	72,800	72,800
Stock issued for debt refinancing	13,650	13,650
Loss on assumption of debt	75,000	75,000
Derivative expense	632,949	2,056,947
Depreciation expense	199	199
Changes in Operating Assets and Liabilities:
Increase in Inventory	(21,390)	(36,943)
Decrease in prepaids	7,010	-
Increase in accrued interest	25,827	25,827
Increase in accrued expenses	31,885	64,387
Net Cash Used by Operating Activities	(262,249)	(376,685)

Cash Flows from Investing Activities:
Purchase of fixed assets	(3,975)	(3,975)
Net Cash Provided by Investing Activities	(3,975)	(3,975)

Cash Flows from Financing Activities:
Cash overdraft	1,151	1,151
Proceeds from loan payable	15,000	15,000
Proceeds from Convertible notes	251,511	251,511
Proceeds from shareholder loans		113,098
Payment to shareholder loans	(5,997)	-
Net Cash Provided by Financing Activities	261,665	380,760

Net Increase (Decrease) in Cash	(4,559)	100
Cash at Beginning of Period	4,659	-
Cash at End of Period	$100	$100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$	$-
Income Taxes	$	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued in debt refinancing	13,650	$13,650
Stock issued for debt reduction	439,241	$439,241

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NYBD HOLDINGS, INC
CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2014 AND SEPTEMBER 30, 2013
(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

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

Inventory

At June 30, 2014, the Company’s inventory consists entirely of finished materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

At June 30, 2014, the Company has seven convertible notes outstanding totaling $198,510 which if converted at the current market would result in 972,111,286 new dilutive common shares.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

Stock-Based Compensation

Stock‐based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718) To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

NOTE 4 - SHARE EXCHANGE AGREEMENT

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

NOTE 5 - INVENTORY

Inventory stated at cost at June 30, 2014 and September 30, 2013 consisted of the following:

	June 30, 2014	September 30, 2013
Finished Goods	$36,943	$15,553
Total Inventory	$36,943	$15,533

The Company values its inventory using the FIFO method. The Company has had no write downs since its inception on July 13, 2013.

NOTE 6 - NOTES PAYABLE

On March 19, 2013, NYBD Holding, Inc. issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $153,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of eight percent (8%), is due on December 22, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid)  of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.  During the three months ending December 31, 2013 Asher converted $74,430 of this note into 41,183,912 shares of the Company’s common stock. During the three months ending March 31, 2014, Asher converted the $79,070 balance owing plus $10,540 of interest into 174,176,284 shares of common stock.  As of June 30, 2014, the balance on this note is $0.00.

On May 9, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of eight percent (8%), is due on February 13, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 130% to150% (depending on the time period paid)  of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ending June 30, 2014, Asher converted the entire $53,000 principle balance plus $2,120 of interest into 187,635,014 common shares of the Company’s stock leaving a balance on this note of $0.

On July 17, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of eight (8%), is due on April 22, 2014.. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.  During the nine months ending June 30, 2014 Asher converted the full $53,000 of the debt plus $2,120 of interest into 571,761,112 shares of the Company’s common stock.  The balance remaining on this note is now $0.00

On November 25, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $22,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The note is to be discounted by 10% with a $1,500 deduction for legal expense for a net total payout of $18,500.  The Note, together with accrued interest at the annual rate of eight (8%), is due on November 25, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.  During the nine months ending June 30, 2014 LG Capital Funding converted the full $22,000 of the debt plus $1,203 of interest into 200,028,340 shares of the Company’s common stock.  The balance remaining on this note is now $0.00

On December 3, 2013, NYBD Holding, Inc sold and issued a Convertible Promissory Note to JMJ Financial for the principal amount of $20,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The note has a deduction for legal expense for a net total payout of $14,900.  The Note, together with accrued interest at the annual rate of twelve (12%), is due on June 3, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date.  During the nine months ending June 30, 2014, JMJ Financial converted $9,000 of the debt into 90,000,000 shares of the Company’s common stock.  As of June 30, 2014, the remaining balance on this note is $11,000 plus $11 in accrued interest.

On January 7, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $26,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of eight (8%), is due on October 9, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2014, the remaining balance on this note is $26,000 plus $992 in accrued interest.

On January 17, 2014, the Company issued a Convertible Promissory Note to Redwood Management, LLC, Inc. in the principal amount of $125,000 pursuant to the terms of an assignment and assumption agreement and Securities Purchase Agreement dated November 29, 2013 between John Bianco and Redwood Management, LLC.  The assignment and assumption agreement was based on a $125,000 note written by Haim Yeffet for the benefit of John Bianco at the time of the reverse merger with our previous parent company League Now Holdings, Inc.  Based upon non-payment, a motion for default judgment was awarded to Mr. Bianco in November, 2013 by an Ohio court.  The Ohio court did not have jurisdiction over this matter based on the fact that the note stated that the State of Florida had jurisdiction and venue for purposes of enforcement.  The Company did not recognize this liability at this time based on legal advice that the judgment could not be enforced.  However, management was aware that this problem would not go away and proactively negotiated a settlement that culminated in the Securities Purchase Agreement with Redwood Management, LLC concluded in January, 2014.  Mr. Bianco received a $50,000 settlement and Redwood Management LLC holds a convertible note in the amount of $125,000 that is convertible into the Company's common stock commencing immediately at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Convertible Promissory Note also accrues interest at a rate of 10% per annum and is due on May 29, 2014.  In the nine months ended June 30, 2014, Redwood Management, LLC converted the entire $125,000 Convertible Promissory Note into 646,506,166 shares of the Company’s common stock. The Company recorded accrued interest in the amount of $12,500 pursuant to this Convertible Promissory Note.

On January 17, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Redwood Management, LLC, Inc. in the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of ten (10%), is due on July 17, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date.  As of June 30, 2014, the balance remaining on the Convertible Promissory Note is $50,000. The Company recorded accrued interest in the amount of $2,247 pursuant to this Convertible Promissory Note.

On February 20, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of eight (8%), is due on October 9, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2014, the balance remaining on the Convertible Promissory Note is $32,500. The Company recorded accrued interest in the amount of $926 pursuant to this Convertible Promissory Note.

On March 7, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The note has a deduction for legal expense for a net total payout of $24,000.  The Note, together with accrued interest at the annual rate of ten (10%), is due on March 5, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. In the nine months ended June 30, 2014, LC Capital Funding, LLC exercised their rights to convert $22,000 of the Convertible Promissory Note into 190,881,435 shares of common stock. As of June 30, 2014, the balance remaining on the Convertible Promissory Note is $4,000. The Company recorded accrued interest in the amount of $792 pursuant to this Convertible Promissory Note.

On May 8, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The Note, together with accrued interest at the annual rate of eight (8%), is due on October 9, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2014, the balance remaining on the Convertible Promissory Note is $53,000. The Company recorded accrued interest in the amount of $616 pursuant to this Convertible Promissory Note.

On May 27, 2014, NYBD Holding, Inc sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $22,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith.  The note has a deduction for legal expense for a net total payout of $18,500.  The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2014, the balance remaining on the Convertible Promissory Note is $22,000. The Company recorded accrued interest in the amount of $205 pursuant to this Convertible Promissory Note.

As of June 30, 2014 and September 30, 2013, the Company has convertible notes balances of $198,510 and $259,500 detailed in the following table.

	June 30, 2014	September 30, 2013
Convertible Promissory Note - Asher Enterprises, Inc.	$111,500	$259,500
Convertible Promissory Note – LG Capital, LLC	26,000	--
Convertible Promissory Note – Redwood Management, LLC	50,000	--
Convertible Promissory Note – JMJ Financial	11,010	--
Total Convertible Promissory Notes Balance	$198,510	$259,500

Accrued Interest

At June 30, 2014 and September 30, 2013, the Company has an accrued interest balance of $18,289 and $8,587 pertaining to the outstanding convertible notes.

Derivative Liability

At June 30, 2014 and September 30, 2013, the Company has a derivative liability of $1,927,382 and 1,423,998 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate derivate liability.

NOTE 7 - SHAREHOLDER LOAN

Two officers of the Company have advanced funds to the Company for working capital purposes at 0% interest, payable on demand. At September 30, 2013, the Company had a shareholder loan balance of $119,095. The amount due to Calvin Lewis was $21,202 and the amount due to Robert Rico was $97,893.  On June 30, 2014, the total of the shareholder loans was $113,098 with the balance due to Robert Rico being $94,495 and the balance due Calvin Lewis being $18,603.

NOTE 8 - RELATED PARTY TRANSACTIONS

Shareholder loan

At June 30, 2014 the Company has a shareholder loan balance of $113,098 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $94,495.  Calvin Lewis is the Vice President and the amount due to him is $18,603.  As of September 30, 2013 the total amount of the shareholder loans was $119,095 with the total due to Robert Rico being $97,893 and the amount due to Calvin Lewis being $21,202.

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

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock Authorized

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

Preferred Stock Issued

On May 8, 2013, the Company issued 100,000 shares of Preferred Stock, Series A to Haim Yeffet for services rendered. As part of the merger with Pleasant Kids, Inc., these shares were returned to the Company.

As part of the share exchange agreement between NYBD Holding, Inc and Pleasant Kids, Inc., 10,000,000 shares of Series A Preferred Stock were issued to the principals of Pleasant Kids, Inc. During the Three months ended June 30, 2014 the Calvin Lewis converted 720,000 shares of preferred Series A for 18,000,000 of common stock.  During the Three months ended June 30, 2014 the Robert Rico converted 720,000 shares of preferred Series A for 18,000,000 of common stock.  As of June 30, 2014 the remaining balance of preferred Series A is 8,560,000 shares.

Common Stock Authorized

On May 10, 2013, the Company amended its articles of incorporation with the state of Florida to increase its authorized shares of common stock from 250,000,000 to 750,000,000. The stock has a par value of $.001.

On January 14, 2014 the Company amended its articles of incorporation with the state of Florida to increased the authorized number of Common shares from 750,000,000 to 1,500,000,000 shares of common stock.

During the three months ended June 30, 2014, the Company amended its articles of incorporation with the state of Florida to increase the authorized number of common shares from 1,500,000,000 to 4,000,000,000.

Common Stock Issued

From inception July 15, 2013 to September 30, 2013, the Company issued a total of 2,180,273,263 common shares of which 2,104,772,263 common shares were for the reduction of $455,365 in promissory convertible note debt and interest, 1,000 common shares were for the share exchange agreement with Pleasant Kids, Inc., 3,500,000 common shares were for the assuming a portion of the debt that NYBD Holdings, Inc. had with John Bianco. In the same period, the Company issued 13,000,000 shares for services rendered, 23,000,000 shares of common for payment of a stock payable of $48,300, 36,000,000 shares of common for the conversion of 1,440,000 shares of preferred series A stock,

Pursuant to the share exchange agreement on September 20, 2013, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 common shares and 10,000,000 Series A Preferred shares of NYBD Holding, Inc.  The share exchange was accounted for as a reverse merger whereby the stock history presented in the Statement of Stockholders’ Equity will only show the stock history of the new operating company, Pleasant Kids, Inc., at the time of and just prior to the recapitalization

During the nine month period ending June 30, 2014, the company issued 13,000,000 shares of common for services rendered, 3,500,000 shares of common for pending legal matter, 23,000,000 shares of common for payment of a stock payable of $48,300, 36,000,000 shares of common for the conversion of 1,440,000 shares of preferred series A stock, and 2,104,772,263 shares of restricted common stock in settlement of $439,241 of convertible debt and $16,126 of interest.  The total number of shares issued and outstanding for the company is 2,254,479,622 as of June 30, 2014.

Stock Payable

Pursuant to the share exchange, the Company will issue 1,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock. As of the September 30, 2013, the Company has issued the 10,000,000 Series A Preferred Stock but has not yet issued the 1,000 shares of common stock. Therefore the Company recorded as stock payable of $1.

At the time of the share exchange agreement on September 20, 2013, the Company agreed to convert a consulting agreement with JMZ Group into 23,000,000 common shares.  The value of these shares at the time of the agreement was $.0021 which resulted in a stock for services expense of $48,300. The services provided by JMZ Group were completed prior to September 20, 2013 yet the shares were not issued. The Company recorded a $48,300 stock payable pertaining to this transaction. During the nine month period ended June 30, 2014 the JMZ Group received 23,000,000 shares of common stock in full payment of the stock payable.

NOTE 10 - SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.	On July 3, 2014, The Company issued a convertible debenture to LG Capital Funding, LLC in the amount of $52,500 and received discounted funds of $49,800.
2.	On July 11, 2014, Calvin Lewis converted 120,000 shares of Preferred Series A into 3,000,000 shares of the Company’s common stock.
3.	On July 11, 2014, Robert Rico converted 120,000 shares of Preferred Series A into 3,000,000 shares of the Company’s common stock
4.	In July of 2014, Redwood Management, LLC converted 50,000 of debt and $17,500 in interest into 245,833,333 shares of restricted common stock.
5.	In July of 2014, Asher Enterprises Inc. converted 26,000 of debt and 1,040 of interest into 270,400,000 shares of restricted common stock.
6.	In July of 2014, the Company shipped 48 pallets of Alkalized water valued at $45,369 with receipt of funds to be in August.
7.	On August 5, 2014 the Company filed a definitive 14C to change the name of the Company from NYBD Holding, Inc. to Pleasant Kids, Inc. The effective date of the name change will be August 9, 2014.

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

Results of operations for the three months and nine months ended June 30, 2014.

Revenue

The Company started operations on July 15, 2013 and there were no sales as of the period from July 15, 2013 to September 30, 2013. The Company has recorded a few sales in the online store.  For the three months ended June 30, 2014, sales were $-0- and for the nine months ended June 30, 2014 sales were $244.  There were no sales in the three or nine months ended June 30, 2013 to compare to because the current operating company was not in existence.

Cost of Goods Sold

The Company is not reporting any Cost of Goods Sold for the period from October 1 2013 to June 30, 2014.  The Company has paid for raw materials but has yet to reclassify them to cost of goods sold as no inventory has been shipped as of June 30, 2014.  There were no activities in the prior year to compare to.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $67,347 and $366,636 for the nine months ended June 30, 2014.  This total was made up of Consulting fees of $1,525 for the three months ended June 30, 2014 and $65,175 for the nine months ended June 30, 2014.   Along with professional services of $41,134 for the three months ended June 30, 2014 and $188,834 for the nine months ended June 30, 2014.   And G&A expenses of $24,688 for the three months ended June 30, 2014 and $112,627 for the nine months ended June 30, 2014. There were no operating activities in the prior year to compare to because the Company was not in existence.

Loss from Operations

Loss from operations was $67,347 for the three months ended June 30, 2014 and $366,392 for the nine months ending June 30, 2014.  There were no losses from operations in the prior year to compare to because the Company was not in existence.

Net Loss

There was a profit of $567,136 for the three months ended June 30, 2014 and a loss of $1,100,179 for the nine months ending June 30, 2014.   The profit for the three month period ended June 30, 2014 is due to an adjustment to the derivative liability account as of June 30, 2014. There were no losses in the prior year to compare to because the Company was not in existence.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company had net current liabilities of $2,277,490 compared to $1,835,095 as of September 30, 2013.  This difference is mainly due to an increase in derivative liability of $503,384 and a decrease in convertible notes of $60,990 for the nine months ended June 30, 2014. The cash balance as June 30, 2014 was $0.00 compared to $4,659 as of September 30, 2013.  There was a bank overdraft of $1,151 for the three months ending June 30, 2014 compared to $0.00 bank overdraft as of September 30, 2013.  And the working capital is a negative $2,236,671 as of June 30, 2014 compared to a negative $1,807,873 as of September 30, 2013. The main difference again was due to an increase in derivative liability for the nine months ended June 30, 2014.

The Company had net cash used by operating activities of $262,249 for the nine months ended June 30, 2014.  The Company’s primary uses of cash have been for professional support and marketing expenses, and working capital. All cash received has been expended in the furtherance of growing future operations.

The Company had net cash used by investing activities of $3,975 for the nine months ended June 30, 2014. The Company purchased furniture.

The Company had net cash provided by financing activities of $261,665 for the nine months ended June 30, 2014 which was made up of $1,151 in bank overdrafts, $15,000 in proceeds from loan payable, $251,511 in proceeds from convertible notes payable, less $5,997 paid back on shareholder loans.

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

Going Concern

The Company has an accumulated deficit of $2,648,552 as of June 30, 2014. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

NYBD Holdings, Inc. is not engaged in any litigation at the present time, but management is aware of a claim that could result in future litigation.  A party that loaned money to the previous Company was not paid and the amount owed was not disclosed at the time of the merger.  The amount of the claim is for $40,000 and present management is in contact with the party to try and get this matter resolved. Management will seek to minimize disputes with its customers and others but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

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

On January 14, 2014 the Company increased the authorized number of Common shares from 750,000,000 to 1,500,000,000 shares of common stock.  During the quarter ended June 30, 2014 the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common and then again from 2,500,000,000 to 4,000,000,000 shares of common.

During the nine month period ending June 30, 2014, the company issued 13,000,000 shares of common for services rendered, 3,500,000 shares of common for pending legal matter, 23,000,000 shares of common for payment of a stock payable of $48,300, 36,000,000 shares of common for the conversion of 1,440,000 shares of preferred series A stock, and 2,104,772,263 shares of restricted common stock in settlement of $439,241 of convertible debt and $16,126 of interest.  The total number of shares issued and outstanding for the company is 2,254,479,622 as of June 30, 2014.

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

NYBD Holdings, Inc.
(Registrant)

Date: August 14, 2014	/s/ Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Chief Financial Officer