Form 10-K
period 2014-09-30
Pleasant Kids, Inc.
filed 2015-01-07
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 333-148987

PLEASANT KIDS, INC.

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

Large accelerated filer ☐	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $314,715. (This calculation is based on historical data at March 28, 2014). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of December 17, 2014, was 4,585,054,232.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we," "us," "our," "PLKD" or "our Company" refers to Pleasant Kids, Inc, a Florida corporation, formerly known as NYBD Holding, Inc., together with its wholly owned subsidiary, Pleasant Kids EXTRA, Inc which is also a Florida corporation. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is of the operations of Pleasant Kids, Inc.

PART I

ITEM 1. BUSINESS.

Corporate Overview and History of Pleasant Kids, Inc (Formerly NYBD Holding, Inc.).

Pleasant Kids, Inc (Formerly NYBD Holding, Inc) was incorporated in September 2005 in Florida. Then on September 21, 2005, the Company entered into an Asset Purchase Agreement with Anthony Warner pursuant to which the Company acquired the domain name, www.leaguenow.com, its design, associated copyrights and trademarks and all business related to the website including the customer database. The Company originally intended to operate as an application service provider offering web-based services for the online video gaming industry.

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

On September 20, 2013, NYBD Holding, Inc entered into a share exchange agreement with Pleasant Kids, Inc. and all of its stockholders, and as a result of the closing of this agreement, Pleasant Kids, Inc. became the surviving Company. NYBD Holding, Inc will close both of its deli restaurants at the closing of this agreement and adopt the operation of Pleasant Kid’s. Based on the terms of the share exchange agreement, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock and 10,000,000 million shares of Class A Preferred stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares and 10,000,000 of the Preferred A shares of NYBD Holding, Inc.

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

On June 18, 2004, the board of directors of Pleasant Kids, Inc., officially changed its name from NYBD Holding, Inc. to Pleasant Kids, Inc. The name change became effective August 9, 2014 with FINRA but did not become effective until October 7, 2014 in the state of Florida. The Company also changed the symbol from NYBD to PLKD effective August 18, 2014.

Overview

Pleasant Kids, Inc. (Formerly NYBD Holding, Inc) was incorporated in July 17th, 2013 with a Fiscal Year Ending of September 30th. Pleasant Kids is a Florida Corporation engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, including and not limited to organic natural juices.

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

Sample production, market research and consumer product acceptance of our product began in mid 2012. The Company has focused on pre-launch market evaluation of our product in California and Orlando/South Florida for year 2014. The product is currently at the introduction phase of its lifecycle. In April of 2013 Pleasant Kids did market research on the demand for naturally balance alkalized bottle water in Los Angeles, California. In June of 2013 the Company repeated the processes in Orlando, Florida. Pleasant Kids launched its online store in August of 2014 on Amazon.com. The Company intends enter the California market some time in 2015.

Our Market

The Company plans to target the parents of children between the ages of newborn to 9 years of age in the continental United States primarily through independent brokers and distributors. At present the sales efforts are focused in Orlando/South Florida. We expect to expand to California starting in mid 2015.

Health Issues, Concerns and Simple Solutions

Children need plenty of water to stay hydrated and healthy. Water makes up more than half of a child's weight and a steady supply is necessary to keep the body working properly. It can be challenging to get children to drink enough water because most children prefer the sweet taste of juice, chocolate milk or soda to the plain taste of water. Teaching children to drink plenty of water is so important and Pleasant Kids characters have been created to entertain and motivate them to consume more of the natural alkalized spring water.

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

To date, the Company has financed its operations principally through the issuance of convertible debentures. The Company needs to raise additional funds through financing in order to be able to fully implement its business plan. There is no assurance that such financing will be available on commercially acceptable terms, or at all. If additional funds are raised through the issuance of shares, convertible debt or similar securities of the Company, the percentage of ownership of the Company’s shareholders will be reduced, and such securities may have rights or preferences superior to those of the Company’s securities issued pursuant to a new offering. If adequate funds are not available or are not available on acceptable terms, the Company’s ability to fund its expansion, take advantage of potential opportunities, develop or enhance products or otherwise respond to competitive pressures would be limited significantly.

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

Health benefits of alkaline water are not guaranteed and have not been proven. There is a perception that consuming alkaline water has beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of alkaline water or negative publicity surrounding alkaline water may result in loss of market share or potential market share and have a materially adverse effect on operating results .

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

●	the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Research and Development Activities

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during 2014.

Environmental Laws

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

Office Locations

The Company’s headquarters are located at 2600 West Olive Avenue, suite 5F, Burbank, CA 91505. The Company also have a presence in Florida. The lease for the Burbank office at 2600 West Olive Avenue, suite 5F expired on August 1, 2013.The lease has continued on a month to month basis at the same rate as the lease which is $1,000 a month for approximately 1,000 square feet of office space. Our telephone number is 855-710-5437. The Company's management believes that the leased premises are suitable and adequate to meet its needs.

ITEM 3.   LEGAL PROCEEDINGS.

During the fiscal year ended September 30, 2014, the Company failed to answer a lawsuit from Franjose Yglesias-Bertheau for unpaid salary. The lawsuit was based on the 5 year contract that Mr. Yglesias-Bertheau had with the Company and based on the Company not answering the suit Mr. Ylgesias-Bertheau was awarded a $622,968 judgment. Due to the frivolous nature of the claim the $622,968 judgment was reversed. The Company is in the process of settling the final amount owed Mr. Yglesias-Bertheau but does not think that the claim will be in excess of the accrued salary amount of $34,609 that the Company has accrued on its books.

ITEM 4.   MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol "PLKD." The following table shows the price range of our Common Stock for each quarter during the years ended September 30, 2014 and 2013. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and have been adjusted to reflect the several stock splits as if it had occurred at the beginning of the earliest period presented.

Quarter Ended	High	Low

Fiscal Year 2014
Fourth Quarter	$0.0012	$0.0002
Third Quarter	$0.0013	$0.0002
Second Quarter	$0.0028	$0.0006
First Quarter	$0.0160	$0.0012

Fiscal Year 2013
Fourth Quarter	$0.0091	$0.0017
Third Quarter	$0.0185	$0.0029
Second Quarter	$0.0250	$0.0050
First Quarter	$0.1350	$0.0050

Description of Securities

The Company’s authorized capital stock consists of 10,000,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. As of December 27, 2014, an aggregate of 4,585,054,232 shares of our common stock were issued and outstanding.

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

Holders

As of December 27, 2014, there are approximately 550 shareholders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of September 30, 2014. Our Board of Directors may adopt an equity compensation plan in the future.

Recent Sales of Unregistered Securities

Based on the share exchange agreement, and on the closing date of September 20, 2013, the controlling stockholder of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. (Formerly NYBD Holding, Inc) to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares of NYBD Holding, Inc. Such securities were not registered under the Securities Act. These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 229.10(f)(1) and are not required to provide information under this item.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion and analysis of the results of operations and financial condition of Pleasant Kids, Inc (Formerly NYBD Holding, Inc) should be read in conjunction with the Selected Combined Financial Data, Pleasant Kid’s financial statements, and the notes to those financial statements that are included elsewhere in this Form 10-K.

On September 20, 2013, the Company entered into a share exchange agreement with Pleasant Kids, Inc. whereby the Company issued 10,000,000 preferred shares and 1,000 common shares for all of the outstanding shares of Pleasant Kids, Inc. As a result of the share exchange, Pleasant Kids, Inc. became the surviving Company. For accounting purposes, the share exchange agreement was treated as a reverse merger whereby the historical financial information presented will be that solely of Pleasant Kids, Inc. Therefore, there is no prior year comparative financial information presented for the year ended September 30, 2013 as the Company was not incorporated till July 15, 2013 under the laws of the State of Florida.

The following tables set forth key components of our results of operations for the periods indicated, in dollars and key components of our revenue for the period indicated, in dollars. The discussion following the table is based on these results.

Pleasant Kids, Inc.	Year Ended	Year Ended
Statement of Operations	30-Sep-14	30-Sep-13

Revenue	5,246	-

Cost of Goods Sold	10,164	-
General & Administrative	313,094	91,935

Officers Compensation	385,962	22,445

Profit/(Loss) from Operations	(703,974)	(114,380)
Other Income or (Loss)	130,224	(1,432,523)
Net Loss Before Taxes	(573,750)	(1,546,903)
Income Tax	0	0

Net Loss	(573,750)	(1,546,903)
Net Loss Per Share	(.0005)	(.02)

Results of operations for the year ended September 30, 2014 and from July 15, 2013 to September 30, 2014.

Revenue:

Sales for the year ended September 30, 2014, were $5,246 comprised of direct sales to stores and sales on the internet through Amazon.com. In the previous year ended September 30, 2013, the Company had just started operations on July 17, 2013 and there were no sales.

Cost of Goods Sold:

The Company is reporting Cost of Goods Sold of $10,164 for the year ended September 30, 2014. These costs exceed the dollar amount sold by the Company and is based on a charge off of $5,777 for some prepaid bottles from China that Company did not receive. In the fiscal year ended September 30, 2014 the Company paid for raw materials but the costs were accounted for as inventory and there were not Cost of Goods sold.

Operating Expenses:

Operating expenses for the year ended September 30, 2014 were $699,056 and operating expenses from inception July 15, 2013 to September 30, 2014 were $814,906.

Consulting Fees. For the year ended September 30, 2014, consulting expenses were $65,175 and for the period from July 15, 2013 to September 30, 2014 were $65,175. The Company believes consulting fees will increase as operations expand in 2015.

Professional Fees. For the year ended September 30, 2014, professional fees were $115,228 and for the period from July 15, 2013 to September 30, 2014 were $143,814. The Company believes professional fees such as legal, audit and accounting will increase as operations expand in 2015.

Officer Compensation. For the year ended September 30, 2014, officer compensation were $385,962 and for the period from July 15, 2013 to September 30, 2014 were $385,962. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

Selling, General and Administrative Expense. For the year ended September 30, 2014, selling, general and administrative expense were $132,691 and for the period from July 15, 2013 to September 30, 2014 were $219,955.

Loss from Operations:

Loss from operations was $703,974 for the year ended September 30, 2014 bringing the total loss from operations since inception to $819,824.

Interest Expense:

Interest expense for the year ended September 30, 2014, was $32,204, and is derived from the convertible debenture debt carried by the Company. The accumulative cost for interest expense since inception is $40,791.

Net Loss:

Net Loss from operations for the year ended September 30, 2014, was $573,750 bringing the total net loss since inception to $2,122,123. The net operating loss for the fiscal year ended September 30, 2014 was made up of a loss from operations of $703,974 offset by other income items of $130,224. The loss since inception of $2,122,123 is primarily due to a non-operating Derivative expense of $1,186,570 along with an operating loss of $819,824.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company had net current liabilities of $1,543,317 compared to $1,835,095 as of September 30, 2013. The decrease in net current liability is due mainly to a decrease in derivative liability of $366,993, a decrease in the convertible notes payable balance of $100,000 and an increase of $186,641 in accrued salary. Our balance of cash and cash equivalents at September 30, 2014 is $8,799 compared to $4,659 as of September 30, 2013.

Operational Activities

The Company had cash used in operating activities of $397,926 in the year ended September 30, 2014 and $512,362 from inception July 15, 2013 to September 30, 2014. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had cash used in investing activities of $3,975 in the year ended September 30, 2014 and $3,975 from inception July 15, 2013 to September 30, 2014 which was from the purchase of equipment.

Financing Activities

The Company had cash provided in financing activities of $406,041 in the year ended September 30, 2014 of which $15,000 was from proceeds from loan payable, $403,509 was from convertible debentures and $12,468 was paid to notes payable to related parties. The Company had cash provided in financing activities of $525,136 for the period from inception July 15, 2013 to September 30, 2014 of which $15,000 was from proceeds from loan payable, $403,509 was from convertible debentures and $106,627 was from notes payable to related parties.

The Company may not have sufficient resources to fully develop any new products or expand our inventory levels unless it is able to raise additional financing. The Company can make no assurances these required funds will be available on favorable terms, if at all. If additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in dilution to our existing stockholders. Additionally, these conditions may increase costs to raise capital and/or result in further dilution. The failure to raise capital when needed, will adversely affect our business, financial condition and results of operations, and could force the Company to reduce or cease operations.

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

On December 27, 2013, the Company engaged Terry L. Johnson, CPA, as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended September 30, 2013 and December 31, 2012 through December 27, 2013 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Harris or a reportable event with respect toHarris.

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

Income Taxes. As part of the process of preparing our financial statements, the Company will be required to estimate income taxes in each of the jurisdictions in which we operate. Our provision for income taxes is determined using the asset and liability approach to account for income taxes. A current liability is recorded for the estimated taxes payable for the current year. Deferred tax assets and liabilities are recorded for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which the timing differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of changes in tax rates or tax laws are recognized in the provision for income taxes in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount more-likely-than-not to be realized. Changes in valuation allowances will flow through the statement of operations unless related to deferred tax assets that expire unutilized or are modified through translation, in which case both the deferred tax asset and related valuation allowance are similarly adjusted. Where a valuation allowance was established through purchase accounting for acquired deferred tax assets, any future change will be credited or charged to income tax expense.

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

Recent Events

Change in Officers and Directors

On September 20, 2013, the control of the Board of Directors of the Company changed with the share exchange agreement between NYBD Holding, Inc., and Pleasant Kids, Inc. Mordechai Etgar and Charles Neustein left the Board of Directors and Haim Yeffet stayed on. Four new members were appointed to the board; Robert Rico, President/CEO, Calvin Lewis, Vice President, Franjose Yglesias-Bertheau, Secretary/COO and Kenneth C. Wiedrich, Treasurer/CFO.

On January 20, 2014 Franjose Yglesiaa-Bertheau resigned as Secretary/COO and as a member of the Board of Directors.

On April 9, 2014 Haim Yeffet was removed from the Board of Directors for cause

(a)	Resignation of Officers

On September 20, 2013, Mordechai Etgar and Charles Neustein resigned as members of the board of directors of NYBD Holding, Inc. The resignation was not the result of any disagreement with the Company on any matter relating to our operations, policies or practices, but was due to the change in control of the Company by Pleasant Kids, Inc.

On January 20, 2014 Franjose Yglesias-Bertheau resigned as Secretary/COO and as a member of the Board of Directors.

(b)	Appointment of Directors and Officers

No new appointments were made to replace Mr. Yglesias-Bertheau or Mr. Yeffett. The list of Directors and Officers as of September 30, 2014, is as follows:

NAME	AGE	POSITION
Robert Rico	39	President/CEO and Director
Calvin Lewis	44	Vice President and Director
Kenneth C. Wiedrich	67	Treasurer/CFO and Director

Off Balance Sheet Arrangements

As of September 30, 2014, the Company had no material off-balance sheet arrangements.

In the ordinary course of business, we enter into agreements with third parties that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. These agreements are typically with business partners, and suppliers. Pursuant to these agreements, we generally agree to indemnify, hold harmless, and reimburse indemnified parties for losses suffered or incurred by the indemnified parties with respect to our product candidates, use of such product candidates, or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. We have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, we have no liabilities recorded for these provisions as of September 30, 2014 or September 30, 2013.

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

Financial statements are included and may be found at pages 30 through 44.

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

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of September 30, 2014, our internal controls over financial reporting were effective and that there were no material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the year ended September 30, 2014, there were no significant changes in internal controls of the Company, or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The business background descriptions of the director and officer are as follows:

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During the year ended September 30, 2014, the Company had 3 formal board meetings and conducted other business through Written Actions.

During the year ended September 30, 2013, the Company 1 formal Board meetings and conducted other business through Written Actions.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables lists the compensation of the Company's principal executive officers for the years ended September 30, 2014 and for the period from inception July 15, 2013 to September 30, 2013. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Company Options issued to the Company's executive officers pursuant to the Merger and those issued under the LTIP.

The following tables sets forth all cash compensation paid by Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.), for the year ended September 30, 2014 and for the period from inception July 15, 2013 to September 30, 2013. The tables below sets forth the positions and compensations for each officer and director of Pleasant Kids, Inc.

Name and Principal Position	From 7/15/13 to 9/30/13	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Robert Rico President/Chief Executive Officer	2013	$0	-	-	-	-	-	-	$0

Calvin Lewis, Vice President	2013	$0	-	-	-	-	-	-	$0

Franjose Yglesias-Bertheau, COO	2013	$0	-	-	-	-	-	-	$0

Kenneth C. Wiedrich. CFO	2013	$4,500							$4,500

Name and Principal Position	Year ended 9/30/14	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Robert Rico President/Chief Executive Officer	2014	$175,000	-	-	-	-	-	-	$175,000

Calvin Lewis, Vice President	2014	$150,000	-	-	-	-	-	-	$150,000

Franjose Yglesias-Bertheau, COO	2014	$3,820	-	-	-	-	-	-	$3,820

Kenneth C. Wiedrich. CFO	2014	$18,500							$18,500

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending September 30, 2014 and September 30, 2013 by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (‘LTIP’) Awards Table

There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Compensation Arrangements with Executive Management

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

The Company also has a consulting agreement with Kenneth C. Wiedrich. Mr. Wiedrich is to be paid $2,000 per month to provide accounting services, and part time CFO duties.

Not all compensation was paid during the fiscal year ended September 30, 2014. Below is the list of accrued salaries due each of the officers as of September 30, 2014:

Robert Rico	$85,114
Calvin Lewis	$62,918
Franjose Jglesias-Bertheau	$34,609
Kenneth Wiedrich	$4,000
Total	$186,641

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

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Robert Rico 4775 Collins Ave., Suite 4205 Miami Beach, FL 33140	Preferred Class “A” Stock Common Stock	4,160,000 21,000,000	50% 0.6%

Calvin Lewis 4779 Collins Ave., Suite 1907 Miami Beach, FL 33140	Preferred Class “A” Stock Common Stock	2,160,000 21,000,000	26% 0.6%

Haim Yeffet 155 E. Flagler Miami, FL 33131	Preferred Class “A” Stock Common Stock	2,000,000 15,000,000	24% 0.43%

All Officers and Directors	Preferred Common	8,320,000 57,000,000	100% 1.63%

(1)	Percentage of ownership is based on the issued and outstanding preferred stock class “A” shares as of September 30, 2014 which is 8,320,000.

(2)	Percentage of ownership is based on the issued and outstanding shares of common stock as of September 30, 2014 which is 3,482,654,232.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the Company, as well as persons who own more than 10% of a registered class of the Company’s equity securities ("Reporting Persons"), to file reports with the Commission. The Company believes that during fiscal 2014, all Reporting Persons timely complied with all filing requirements applicable to them.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by Pleasant Kids, Inc.

Audit Fees.  Terry L. Johnson, CPA, billed the Company $12,000 for professional services rendered for the annual audit for the year ended September 30, 2014 and $17,000 for professional services rendered for the annual audit for the year ended September 30, 2013, the quarterly review of the Company's financial statements for June 30, 2013, the re-audit of 2012 and 2011, and for other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. There were no fees for taxes

All Other Fees.

There were no other fees for the year ended September 30, 2014 and there were no other fees for the year ended September 30, 2013.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3) Exhibits.

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc, dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	Filed herewith
3.5	Amendment to articles of incorporation, dated October 7, 2014	Filed herewith
3.6	Amendment to articles of incorporation, dated February 4, 2014	Filed herewith
3.7	Amendment to articles of incorporation, dated May 8, 2014	Filed herewith
3.8	Amendment to articles of incorporation, dated May 19, 2014	Filed herewith
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(1)
4.2	Board minutes amending Series A Preferred Stock	(1)
10.1	Employment Contract – Robert Rico, dated October 1, 2013	(1)
10.2	Employment Contract – Calvin Lewis, dated October 1, 2013	(1)
10.3	Employment Contract – Franjose Yglesias- Bertheau, dated October 1, 2013	(1)
10.4	Convertible Debenture for $153,000 dated 3/19/13 to Asher Enterprises	(1)
10.5	Convertible Debenture for $53,000 dated 5/9/13 to Asher Enterprises	(1)
10.6	Convertible Debenture for $53,000 dated 7/17/13 to Asher Enterprises	(1)
10.7	Convertible debenture for 22,000 dated 11/25/13 issued to LG Capital Funding, LLC	Filed herewith
10.8	Convertible Debenture for 20,000 dated 12/3/13 issued to JMJ Financial	Filed herewith
10.9	Convertible Debenture for $26,000 dated 1/17/14 to Asher Enterprises	Filed herewith
10.10	Convertible Debenture for $125,000 dated 1/17/14 to Redwood Management LLC	Filed herewith
10.11	Convertible Debenture for $50,000 dated 1/17/14 issued to Redwood Management, LLC	Filed herewith
10.12	Convertible Debenture for $32,500 dated 2/20/14 issued to Asher Enterprises	Filed herewith
10.13	Convertible Debenture for $26,000 dated 3/5/14 issued to LG Capital Funding, LLC	Filed herewith
10.14	Convertible Debenture for $53,000 dated 5/8/14 issued to KBM Worldwide, Inc.	Filed herewith
10.15	Convertible Debenture for $22,000 dated 5/27/14 issued to LG Capital Funding, LLC	Filed herewith
10.16	Convertible Debenture for $52,500 dated 7/3/14 issued to LG Capital Funding, LLC	Filed herewith
10.17	Convertible Debenture for $27,500 dated 8/4/14 issued to KBM Worldwide, Inc.	Filed Herewith
10.18	Convertible Debenture for $26,500 dated 9/3/14 issued to LG Capital Funding, LLC	Filed herewith
14	Code of Ethics for Executives and Senior Officers adopted September 30, 2013	(1)
14.1	Board of Directors Corporate Governance Principals adopted September 30, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2013.

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Pleasant Kids, Inc.

Burbank, California

I have audited the accompanying balance sheets of Pleasant Kids, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2014 and for the period from July 15, 2013 (inception) to September 30, 2014, and the related notes to the financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these financial statements based on my audits. I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013 and the results of its operations and its cash flows for the year ended September 30, 2014 and for the period from July 15, 2013 (inception) to September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred a deficit of approximately $2 million and has used approximately $512,000 of cash due to its operating activities since inception. The Company may not have adequate readily available resources to fund operations through September 30, 2015. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

January 6, 2015

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	September 30,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,799	$4,659
Inventory	39,650	15,553
Accounts receivable	899	-
Prepaid expense	-	7,010
TOTAL CURRENT ASSETS	49,258	27,222

FIXED ASSETS
Property, plant, and equipment, net of depreciation	3,577	-
Total Fixed Assets	3,577	-

TOTAL ASSETS	$52,835	$27,222

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expense	$16,882	$23,915
Accrued interest	3,402	8,587
Accrued salary	186,641	-
Shareholder loan	106,627	119,095
Convertible notes payable	159,500	259,500
Derivative liability	1,057,005	1,423,998
TOTAL CURRENT LIABILITIES	1,543,317	1,835,095

STOCKHOLDERS' DEFICIT

Stock payable	-	48,300
Preferred Stock, (par value $.001, 10,000,000 shares authorized, 8,320,000 and 10,000,000 issued and outstanding as of September 30, 2014 and September 30, 2013 respectively	8,320	10,000
Common stock (par value $.001, 10,000,000,000 shares authorized, 3,482,654,232 and 74,207,359 issued and outstanding as of September 30, 2014 and September 30, 2013 respectively	3,482,654	74,207
Additional paid in capital	(2,859,333)	(392,007)
Accumulated deficit	(2,122,123)	(1,548,373)
TOTAL STOCKHOLDERS' DEFICIT	(1,490,482)	(1,806,403)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,835	$27,222

The accompanying notes are an integral part of these financial statements.

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended	(From inception July 15, 2013) to
	September 30, 2014	September 30, 2014
NET REVENUES	$5,246	$5,246

COST OF REVENUES	10,164	10,164
GROSS PROFIT	(4,918)	4,918)

COSTS AND EXPENSES
Consulting fees	65,175	65,175
Professional services	115,228	143,814
Officer compensation	385,962	385,962
Selling, general and administrative expenses	132,691	219,955
	699,056	814,906
(Loss) from continuing operations	(703,974)	(819,824)

Other (income) expense
Interest expense	(32,204)	(40,791)
Other income	-	62
Loss on assumption of debt	(75,000)	(75,000)
Derivative expense	237,428	(1,186,570)

Total other (income) and expense	130,224	(1,302,299)

Net (loss) before income taxes	(573,750)	(2,122,123)

Income taxes	-	-

Net (Loss)	$(573,750)	$(2,122,123)

Earnings (loss) per share
Basic	$(0.0005)	$(0.024)

Weighted average number of shares outstanding	1,083,661,783	90,292,030

The accompanying notes are an integral part of these financial statements

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY

SEPTEMBER 30, 2014

	Preferred Stock		Stock Payable	Common Stock		Additional	Accumulated	Stockholders
	Shares	Amount	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance July 15, 2013				74,206,359	74,206	(74,206)
Stock issued on share exchange	10,000,000	10,000	48,300	1,000	1	(317,801)		(259,500)
Net loss the period from July 15, 2013 to September 30, 2013							(1,548,373)	(1,548,373)
Balance September 30, 2013	10,000,000	$10,000	$48,300	74,207,359	$74,207	$(392,007)	$(1,546,903)	$(1,806,403)

Stock issued for services	-	-	-	13,000,000	13,000	-	59,800	72,800
Stock issued for stock payable	-	-	(48,300)	23,000,000	23,000	25,300	-	-
Stock issued for debt refinancing	-	-	-	3,500,000	3,500	10,150	-	13,650
Stock issue for debt reduction	-	-	-	3,176,946,873	3,176,947	(2,651,821)	-	675,117
Stock issued for Cash				150,000,000	150,000	(97,002)		52,998
Stock issued for conversion of Preferred	(1,680,000)	(1,680)	-	42,000,000	42,000	(40,320)	-	-
Derivative liability adjustment						129,565		129,565
Net loss for year ending Sep 30, 2014							(573,750)	(573,750)
Balance September 30, 2014	8,320,000	$8,320	$-	3,482,654,232	$3,482,654	$(2,859,333)	$(2,122,123)	$(1,490,482)

The accompanying notes are an integral part of these financial statements

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the Year Ended	(From inception July 15, 2013) to
	September 30, 2014	September 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(573,750)	$(2,122,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	72,800	72,800
Stock issued for debt refinancing	13,650	13,650
Loss on assumption of debt	75,000	75,000
Fees on convertible notes	7,500	7,500
Depreciation and amortization	398	398
Changes in operating assets and liabilities:
(Increase) Decrease in:
Inventory	(24,007)	(39,560)
Prepaid expense	7,010	-
Accounts receivable	(899)	(899)
Increase (Decrease) in:
Accrued expense	261,800	294,302
Derivative liability	(237,428)	1,186,570
NET CASH USED IN OPERATING ACTIVITIES	(397,926)	(512,362)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,975)	(3,975)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,975)	(3,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	15,000	15,000
Proceeds from convertible notes payable	403,509	403,509
Proceeds from (payments to) notes payable- related parties	(12,468)	106,627
NET CASH PROVIDED BY FROM FINANCING ACTIVITIES	406,041	525,136

NET INCREASE IN CASH AND CASH EQUIVALENTS	4140	8,799

CASH AND CASH EQUIVALENTS:
Beginning of period	4,659	--
End of period	$8,799	$8,799

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--

Non-Cash Financing Activities
Stock issued for debt reduction	$584,751	584,751

The accompanying notes are an integral part of these financial statements

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc)

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

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

On September 20, 2013, the Company entered into a share exchange agreement with Pleasant Kids, Inc. whereby the Company issued 10,000,000 preferred shares and 1,000 common shares for all of the outstanding shares of Pleasant Kids, Inc. As a result of the share exchange, Pleasant Kids, Inc. became the surviving Company. In connection with the closing of the share exchange agreement, Haim Yeffet, a shareholder, a director of NYBD Holding, Inc. returned 13,000,000 shares of the common stock and 100,000 shares of the Preferred A stock of NYBD Holding, Inc to the treasury of NYBD Holding, Inc. and received 2,000,000 shares of Preferred A stock. Mr. Haim Yeffett assumed the outstanding debt of NYBD Holding, Inc., with the exception of the Asher convertible notes, and kept all of the assets of NYBD Holding, Inc. For accounting purposes, the share exchange was as a reverse merger. The new operations of the Company will be solely those of Pleasant Kids, Inc. The historical balances and results of operations will be those of Pleasant Kids, exclusive of NYBD Holding, Inc. Pleasant Kids, Inc. was incorporated on July 15, 2013 under the laws of the state of Florida.

On June 18, 2004, the board of directors of Pleasant Kids, Inc., officially changed its name from NYBD Holding, Inc. to Pleasant Kids, Inc. The name change became effective August 9, 2014 with FINRA but did not become effective until October 7, 2014 in the state of Florida. The Company also changed the symbol from NYBD to PLKD effective August 18, 2014.

Pleasant Kids, Inc. (Formerly NYBD Holding, Inc) is engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, including and not limited to organic natural juices.

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

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Pleasant Kids, Inc is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements.

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

Inventory

At September 30, 2014, the Company’s inventory consists entirely of raw materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

At September 30, 2014, the Company has four convertible notes outstanding totaling $159,500 which if converted at the current stock price would result in 1,520,000,000 new dilutive common shares.

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

NOTE 4 – INVENTORY

Inventory stated at cost at September 30, 2014  and 2013 consisted of the following:

	September 30, 2014	September 30, 2014

Finished Goods	14,880	-

Work in Process	-	-

Raw Materials	24,680	15,553

	39,560	15,553

The Company values its inventory using the FIFO method. The Company has not written down the inventory since inception, July 15, 2013.

NOTE 5 – NOTES PAYABLE

On March 19, 2013, Pleasant Kids, Inc. (Formerly NYBD Holdings, Inc) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $153,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on December 22, 2013. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, Asher Enterprises converted this debt along with $10,540 of interest into 214,960,196 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On May 9, 2013, Pleasant Kids Inc. (Formerly NYBD Holdings, Inc) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight percent (8%), is due on February 13, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (10) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to130% to150% (depending on the time period paid) of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, Asher Enterprises converted this debt along with $2,120 of interest into 187,635,014 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On July 17, 2013, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.)sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on April 22, 2014.. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, Asher Enterprises converted this debt along with $2,120 of interest into 571,761,112 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On November 25, 2013, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $22,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note is to be discounted by 10% with a $1,500 deduction for legal expense for a net total payout of $18,500. The Note, together with accrued interest at the annual rate of eight (8%), is due on November 25, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 58% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, LG Capital Funding converted the full $22,000 of the debt plus $1,203 of interest into 200,028,340 shares of the Company’s common stock. The balance remaining on this note is now $0.00.

On December 3, 2013, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to JMJ Financial, for the principal amount of $20,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $14,900. The Note, together with accrued interest at the annual rate of twelve (12%), is due on June 3, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 60% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, JMJ Financial converted this debt plus $10.67 of interest into 185,106,700 shares of the Company’s common stock. The balance remaining on this note is $0.00.

On January 7, 2014, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $26,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on July 7, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014 Asher Enterprises converted this debt along with $1,040 of interest into 270,400,000 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On January 17, 2014, the Company issued a Convertible Promissory Note to Redwood Management, LLC, Inc. in the principal amount of $125,000 pursuant to the terms of an assignment and assumption agreement and Securities Purchase Agreement dated November 29, 2013 between John Bianco and Redwood Management, LLC. The assignment and assumption agreement was based on a $125,000 note written by Haim Yeffet for the benefit of John Bianco at the time of the reverse merger with our previous parent company League Now Holdings, Inc. Based upon non-payment, a motion for default judgment was awarded to Mr. Bianco in November, 2013 by an Ohio court. The Ohio court did not have jurisdiction over this matter based on the fact that the note stated that the State of Florida had jurisdiction and venue for purposes of enforcement. The Company did not recognize this liability at this time based on legal advice that the judgment could not be enforced. However, management was aware that this problem would not go away and proactively negotiated a settlement that culminated in the Securities Purchase Agreement with Redwood Management, LLC concluded in January, 2014. Mr. Bianco received a $50,000 settlement and Redwood Management LLC holds a convertible note in the amount of $125,000that is convertible into the Company's common stock commencing immediately at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Convertible Promissory Note also accrues interest at a rate of 10% per annum and is due on May 29, 2014. During the fiscal year ended September 30, 2014 Redwood Management, LLC converted this debt along with $12,500 of interest into 709,006,166 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On January 17, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Redwood Management, LLC, Inc. in the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of ten (10%), is due on July 17, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. During the fiscal year ended September 30, 2014 Redwood Management, LLC converted this debt along with $5,000 of interest into 209,134,468 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On February 20, 2014, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $32,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on August 20, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, Asher Enterprises converted this debt along with $1,300 of interest into 140,833,333 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On March 7, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $24,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on March 5, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, LG Capital converted this debt along with $315 of interest into 216,379,152 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On May 8, 2014, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to KBM WORLDWIDE, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on November 8, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $32,500. The Company recorded $1,684.38 of accrued interest pursuant to this convertible note.

On May 27, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $22,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, LG Capital converted this debt along with $1,239 of interest into 268,702,392 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

On July 3, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $52,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $50,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $52,500. The Company recorded $1,280.14 of accrued interest pursuant to this convertible note.

On August 4, 2014, Pleasant Kids, Inc. (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to KBM WORLDWIDE, Inc. in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on February 4, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $21,500. The Company recorded $268.50 of accrued interest pursuant to this convertible note.

On September 3, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $25,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $25,000. The Company recorded $89 of accrued interest pursuant to this convertible note.

As of September 30, 2013, the Company has two convertible notes due to KBM WORLDWIDE, INC and two convertible notes due LG Capital Funding, LLC for a total amount due of $159,500.

Accrued Interest

As of the year ended September 30, 2014, the Company has accrued interest balance of $3.402. As of September 30, 2013, the Company had an accrued interest balance of $8,587 pertaining to the outstanding convertible notes.

Derivative Liability

As of the year ended September 30, 2014, the Company has derivative liability balance of $1,057,005. As of September 30, 2013, the Company had a derivative liability of $1,423,998 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate derivate liability.

We calculated the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
Annual dividend yield	0	0
Expected life (years) of	0.01 – .90	0.01 – .85
Risk-free interest rate	10%	10%
Expected volatility	465.6%	350.4%

NOTE 6 – ACCRUED SALARY

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

The Company also has a consulting agreement with Kenneth C. Wiedrich. Mr. Wiedrich is to be paid $2,000 per month to provide accounting services, and part time CFO duties.

As of the year ended September 30, 2014 and 2013, the Company has unpaid salaries to the officers of the Company of $186,641 broken down as follows:

	September 30, 2014	September 30, 2013
Robert Rico	$85,114	$-
Calvin Lewis	62,918	-
Franjose Yglesias-Bertheau	36,609	-
Kenneth Wiedrich	4,000	-
Total	$186,641	$-

NOTE 7 – SHAREHOLDER LOAN

As of the fiscal year ended September 30, 2014 the Company has a shareholder loan balance of $106,627 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $90,883. Calvin Lewis is the Vice President and the amount due to him is $15,744. As of September 30, 2013 the total amount of the shareholder loans was $119,095 with the total due to Robert Rico being $97,893 and the amount due to Calvin Lewis being $21,202. .

NOTE 8 - RELATED PARTY TRANSACTIONS

Employment agreements with officers

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries for Robert Rico is $175,000 and Calvin Lewis is $150,000.

Shareholder loan

As of the fiscal year ended September 30, 2014 the Company has a shareholder loan balance of $106,627 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $90,883. Calvin Lewis is the Vice President and the amount due to him is $15,744. As of September 30, 2013 the total amount of the shareholder loans was $119,095 with the total due to Robert Rico being $97,893 and the amount due to Calvin Lewis being $21,202.

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

As part of the share exchange agreement between NYBD Holding, Inc and Pleasant Kids, Inc., 10,000,000 shares of Series A Preferred Stock were issued to the principals of Pleasant Kids, Inc. During the fiscal year ended September 30, 2014, the Calvin Lewis converted 840,000 shares of preferred Series A for 21,000,000 of common stock and Robert Rico converted 840,000 shares of preferred Series A for 21,000,000 of common stock. As of September 30, 2014, the remaining balance of preferred Series A is 8,320,000 shares.

Common Stock

On May 10, 2013, the Company amended its articles of incorporation with the state of Florida to increase its authorized shares of common stock from 250,000,000 to 750,000,000. The stock has a par value of $.001.

During the fiscal year ended September 30, 2014, the Company increased the authorized number of Common shares four times: On January 14, 2014 the Company increased the authorized from 750,000,000 to 1,500,000,000 shares of common stock; on March 31, 2014, the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common; on May 16, 2014, the Company increased the authorized from 2,500,000,000 common stock to 4,000,000 shares of common stock; and on September 9, 2014, the Company increased the authorized from 4,000,000 shares of common to 10,000,000,000 shares of common.

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

During the fiscal year ended September, 2013, the Company issued 13,000,000 for services rendered. The Company has recognized an expense of $72,800 for these services but the services were never rendered. The Company has cancelled this agreement and is in the process of getting the shares back.

During the fiscal year ended September 30, 2013, the Company issued 3,500,000 shares for assuming a portion of the debt that NYBD Holding, Inc. had with John Bianco.

During fiscal year ended September 30, 2014, the Company issued 23,000,000 shares of common stock in payment of a stock payable of $48,300.

During the fiscal year ended September 30, 2014, the Company issued 3,176,946,873 common shares for the conversion and reduction of $583,000 in convertible debt and $39,122 of accrued interest.

During the fiscal year ended September 30, 2014, the Company issued 150,000,000 shares of common stock for cash of $52,998.

During the fiscal year ended September 30, 3014, the Company issued 42,000,000 shares of common stock for the conversion of 1,680,000 shares of Preferred Series A stock.

Based on the share exchange agreement, and on the closing date of September 20, 2013, the controlling stockholder of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares of NYBD Holding, Inc. And as a result, at the conclusion of the share exchange on September 20, 2013 the additional common stock of NYBD Holding, Inc was added to the historical balances of Pleasant Kids. The share of common stock reported on the Company’s books is the exchanged shares of 1,000 plus 74,206,359 for a total number of shares outstanding of 74,207,359.

Summary of common stock activity for the last two Years:	Outstanding shares
December 31, 2012 – Balance	53,445,562
April thru June 2013 – shares issued for debt	30,207,226
July 2013 – shares issued for debt	3,553,571
September 20, 2013 – shares issued for share exchange	1,000
September 20, 2013 – shares cancelled for share exchange	(13,000,000)
September 30, 2013 – Balance	74,207,359
Oct thru Sep 2014 – shares issued for services	13,000,000
Oct thru Sep 2014 – shares issued for stock payable	23,000,000
Oct thru Sep 2014 – shares issued for debt refinancing	3,500,000
Oct thru Sep 2014 – shares issued for debt reduction	3,176,946,873
Oct thru Sep 2014 – shares issued for cash	150,000,000
Oct thru Sep 2014 – shares issued for conversion of preferred stock	42,000,000
September 30, 2014 – Balance	3,482,654,232

Stock Payable

Pursuant to the share exchange, the Company will issue 1,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock. As of the September 30, 2013, the Company has issued the 10,000,000 Series A Preferred Stock but has not yet issued the 1,000 shares of common stock. Therefore the Company recorded as stock payable of $1.

At the time of the share exchange agreement on September 20, 2013, the Company agreed to convert a consulting agreement with JMZ Group into 23,000,000 common shares. The value of these shares at the time of the agreement was $.0021 which resulted in a stock for services expense of $48,300. The services provided by JMZ Group were completed prior to September 20, 2013 yet the shares were not issued. The Company recorded a $48,300 stock payable pertaining to this transaction. During the fiscal year ended September 30, 2014, the JMZ Group received 23,000,000 shares of common stock in full payment of the stock payable.

NOTE 10 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

1.	In November through December of 2014, KBM WORLDWIDE, Inc. converted the note dated May 8, 2014 in the amount of $53,000 along with interest of $2,120 into 1,102,400,000 shares of restricted common stock.

2.	Subsequent to the year ending September 30, 2014 the Company reduced the authorized Common stock to from 10,000,000,000 to 5,000,000,000.

3.	Subsequent to the year ending September 30, 2014 the Company authorized a BUYBACK program wherein the Company will buyback common stock of the Company using 10% of revenues from January 1, 2015 to December 31, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pleasant Kids, Inc.
(Registrant)

Date: January 5, 2015	/s/ Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Chief Financial Officer

32