Form 10-Q
period 2014-12-31
Pleasant Kids, Inc.
filed 2015-02-10
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: December 31, 2014

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 333-148987

PLEASANT KIDS, INC

(Exact name of Registrant as specified in its charter)

Florida	20-35337265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2600 WEST OLIVE AVENUE, 5F, BURBANK, CA 91505

(Address of principal executive offices)

855-710-5437

(Registrant’s telephone number)

NYBD HOLDINGS, INC

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of January 21, 2015 the issuer had 4,923,374,833 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLEASAND KIDS, INC

(Unaudited)

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
(A Development Stage Company)
BALANCE SHEETS

	(Unaudited)	(Audited)
	December 31,	September 30,
	2014	2014
ASSETS
Current Assets
Cash	$8,884	$8,799
Inventory	40,181	39,560
Accounts receivable	9,970	899
Total Current Assets	59,035	49,258
Fixed Assets
Property, plant and equipment, net of depreciation	7,137	3,577
Total Fixed Assets	7,137	3,577

Total Assets	$66,172	$52,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$-	$-
Accrued payable & accrued expense	7,002	16,882
Accrued interest	4,380	3,402
Accrued salary	248,890	186,641
Shareholder loan	118,568	106,627
Loan payable	13,260	13,260
Convertible notes payable	159,000	159,500
Derivative liability	961,824	1,057,005
Total Current Liabilities	1,512,924	1,543,317

Total Liabilities	1,512,924	1,543,317

Stockholders' Deficit
Preferred Stock, authorized 10,000,000 shares, series A, $0.001 par value, 8,320,000 issued and outstanding as of December 31, 2014 and September 30, 2014 respectively	8,320	8,320
Common Stock, authorized 5,000,000,000 shares, $0.001 par value,4,585,054,232 issued and outstanding as of December 31, 2014 and 3,482,654,232 shares issued and outstanding as of September 30, 2014, respectively	4,585,054	3,482,654
Additional Paid in Capital	(3,906,613)	(2,859,333)
Accumulated Deficit	(2,133,513)	(2,122,123)
Total Stockholders' Deficit	(1,446,752)	(1,490,482)
Total Liabilities and Stockholders' Deficit	$66,172	$52,835

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		(From inception
	December 31,		July 15, 2013) to
	2014	2013	December 31, 2014

Revenues	$10,975	$244	$16,221
Cost of Revenues	7,160	-	17,324
Gross Profit	3,815	244	(1,103)

Operating Expenses:
Consulting fees	-	-	65,175
Professional services	8,546	72,800	147,860
Officer compensation	87,249	4,500	477,711
General and administrative expense	11,494	99,293	231,449
Total Operating Expenses	107,289	176,593	922,195

Loss from continuing operations	(103,474)	(176,349)	(923,298)

Other Income (Expense):
Interest expense	(3,097)	(4,550)	(43,888)
Other income	-	-	62
Loss on assumption of debt	-	-	(75,000)
Derivative expense	-	(98,593)	(1,186,570)
Change in fair value of embedded derivative liability	95,181	-	95,181
Total other income (expenses)	92,084	(103,143)	(1,210,215)

Net loss before income taxes	(11,390)	(279,492)	(2,133,513)

Income taxes	-	-	-

Net Loss	$(11,390)	$(279,492)	$(2,133,513)

Earnings (loss) per share;
Basic	$(0.001)	$(0.003)	$(0.024)

Weighted average number of shares outstanding	1,083,661,783	111,070,482	90,292,030

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
December 31, 2014
(Unaudited)

					Stock	Additional		Total
	Preferred Stock		Common Stock		Payable	Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit
Balance, July 15, 2013	-	$-	74,206,359	$74,206	$-	$(74,206)	$-	$-

Recapitalization pursuant to share exchange with Pleasant Kids, Inc. on September 20, 2013	10,000,000	10,000	1,000	1	48,300	(317,801)	-	(259,500)
Net loss for the period from July 13, 2013 to September 30, 2013	-	-	-	-	-	-	(1,548,373)	(1,548,373)
Balance, September 30, 2013	10,000,000	$10,000	74,207,359	74,207	48,300	(392,007)	(1,548,373)	(1,807,873)

Stock issued for services	-	-	13,000,000	13,000	-	59,800	-	72,800
Stock issued for stock payable	-	-	23,000,000	23,000	(48,300)	25,300	-	-
Stock issued for debt refinancing	-	-	3,500,000	3,500	-	10,150	-	13,650
Stock issued for debt reduction	-	-	3,176,946,873	3,176,947	-	(2,554,819)	-	622,128
Stock issued for cash			150,000,000	150,000		(97,002)		52,998
Stock issued for conversion of Preferred	(1,680,000)	(1,680)	42,000,000	42,000		(40,320)
Derivative liability adjustment	-	-	-	-	-	129,565	-	129,565
Net loss for period ending September 30, 2014	-	-	-	-	-	-	(573,750)	(573,750)
Balance, September 30, 2014	8,320,000	8,320	3,482,654,232	3,482,654	-	(2,859,333)	(2,122,123)	(1,490,482)

Stock issued for debt reduction			1,102,400,000	1,102,400	-	(1,047,280)		55,120
Net loss for period ending December 31, 2014							(11,390)	(11,390)
Balance, December 31, 2014	8,320,000	$8,320	4,585,054,232	$4,585,054	$-	$(3,906,613)	$(2,133,513)	$(1,446,752)

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC
(formerly NYBD Holdings, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended			(From inception
	December 31,			July 15, 2013) to
	2014		2013	December 31, 2014
Cash Flows from Operating Activities:
Net Loss		$(11,390)	$(279,492)	(2,133,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services		-	72,800	72,800
Stock issued for debt refinancing		-	13,650	13,650
Loss on assumption of debt		-	-	75,000
Fees on convertible notes		2,500	-	10,000
Depreciation and amortization		540	-	938
Derivative expense		-	98,593	1,186,570
Change in fair value of derivative liability		(95,181)	-	(95,181)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Inventory		(621)	(19,055)	(40,181)
Decrease in prepaids		-	7,010	-
( Increase) in accounts receivable		(9,071)	-	(9,970)
Increase in accrued expenses		55,467	59,600	349,769
Net Cash Used by Operating Activities		(57,756)	(46,894)	(570,118)

Cash Flows from Investing Activities:
Purchase of fixed assets		(4,100)	-	(8,075)
Net Cash Provided by Investing Activities		(4,100)	-	(8,075)

Cash Flows from Financing Activities:
Cash overdraft		-	-	-
Proceeds from loan payable		-	5,000	15,000
Proceeds from Convertible notes		50,000	22,000	453,509
Proceeds from/(payments to) notes payable-related parties		11,941	15,288	118,568
Net Cash Provided by Financing Activities		61,941	42,288	587,077

Net Increase (Decrease) in Cash		85	(4,606)	8,884
Cash at Beginning of Period		8,799	4,659	-
Cash at End of Period		$8,884	$53	8,884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$		$-	$-
Income Taxes	$		$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for debt reduction		$53,000	$74,430	$637,751

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

NOTES TO FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014 AND SEPTEMBER 30, 2014

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

The accompanying unaudited financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the SEC on January 7, 2015.

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

Inventory

At December 31, 2014, the Company’s inventory consists of raw materials and finished materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

At December 31, 2014, the Company has four convertible notes outstanding totaling $159,000 which if converted at the current market would result in 1,370,689,656 new dilutive common shares.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Related Parties

The registrant follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the registrant; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) ammounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Recently Issued Accounting Standards

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 - INVENTORY

Inventory stated at cost at December 31, 2014 and September 30, 2014 consisted of the following:

	December 31, 2014	September 30, 2014
Finished Goods	$15,360	$14,880
Work in Process	-	-
Raw Materials	24,821	24,680
	$40,181	$39,560

The Company values its inventory using the FIFO method. The Company has had no write downs since its inception on July 13, 2013.

NOTE 5 – FIXED ASSETS

Property, plant and equipment consist of the following at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Property, plant and equipment	$8,075	$3,975
Less: accumulated depreciation	(938)	(398)
Property and equipment, net	$7,137	$3,577

Depreciation expense for the three months ended December 31, 2014 and 2013 was $540 and $-0-.

NOTE 6 – NOTES PAYABLE

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

On July 17, 2013, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to Asher Enterprises, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on April 22, 2014.. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the fiscal year ended September 30, 2014, Asher Enterprises converted this debt along with $2,120 of interest into 571,761,112 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

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

On May 8, 2014, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to KBM WORLDWIDE, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on November 8, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the quarter ended December 31, 2014, KBM WORLDWIDE converted this debt along with $2,120 of interest into 1,102,400,000 shares of the Company’s common stock. The outstanding balance of the note is $0.00.

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

On July 3, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $52,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $50,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the quarter ended December 31, 2014, the balance on the note is $52,500. The Company has recorded $898 of accrued interest pursuant to this convertible note.

On August 4, 2014, Pleasant Kids, Inc. (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to KBM WORLDWIDE, Inc. in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on February 4, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the quarter ended December 31, 2014, the balance on the note is $27,500. The Company recorded $2,603 of accrued interest pursuant to this convertible note.

On September 3, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $25,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the quarter ended December 31 2014, the balance on the note is $26,500. The Company recorded $864 of accrued interest pursuant to this convertible note.

On December 30, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $52500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $50,000. The Note, which is a the back end portion of the note issued on July 3, 2014, together with accrued interest at the annual rate of ten (10%), is due on January 3, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the quarter ended December 31, 2014, the balance on the note is $52500. The Company recorded $14 of accrued interest pursuant to this convertible note.

As of December 31, 2014, the Company has three convertible notes outstanding to LG Capital Funding, LLC totaling $131,500 and one convertible note outstanding to KBM WORLDWIDE in the amount of $27,500 for a total convertible notes payable balance of $159,000. As of September 30, 2014, the Company had convertible notes payable of $159,500.

Accrued Interest

At December 31, 2014 and September 30, 2014, the Company has an accrued interest balance of $4,380 and $3,402 pertaining to the outstanding convertible notes.

Derivative Liability

At December 31, 2014 and September 30, 2014, the Company had $961,824 and $1,057,005 in derivative liability. In the three months ended December 31, 2014, the Company reduced its derivative liability by $95,181 of which 95,181 was credited as an Other Income Item- Change in Fair Value of Derivative Liability due to the change in derivative liability calculated by the Black Scholes Model pertaining to the outstanding convertible notes payable.

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at December 31, 2014 and September 30, 2014:

	December 31, 2014	September 30, 2014
Annual dividend yield	0	0
Expected life (years) of	0.01 – .45	0.01 – .75
Risk-free interest rate	10%	10%
Expected volatility	502.2%	465.6%

NOTE 7 – ACCRUED SALARY

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

As of December 31, 2014 and September 30, 2014, the Company has unpaid salaries to officers of the Company of $248,890 and $186,641 respectively, broken down as follows:

	December 31, 2014	September 30, 2014
Robert Rico	$118,863	$85,114
Calvin Lewis	90,418	62,918
Franjose Yglesias-Bertheau	34,609	34,609
Kenneth Wiedrich	5,000	4,000
Total	$248,890	$186,641

NOTE 8 – SHAREHOLDER LOAN

As of the fiscal quarter ended December 31, 2014 the Company has a shareholder loan balance of $118,568 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $96,693. Calvin Lewis is the Vice President and the amount due to him is $21,875. As of September 30, 2014 the total amount of the shareholder loans was $106,627 with the total due to Robert Rico being $90,883 and the amount due to Calvin Lewis being $15,744.

NOTE 9 – RELATED PARTY TRANSACTIONS

Employment agreements with officers

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries for Robert Rico is $175,000 and Calvin Lewis is $150,000.

Shareholder loan

As of the fiscal quarter ended December 31, 2014 the Company has a shareholder loan balance of $118,568 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $96,693. Calvin Lewis is the Vice President and the amount due to him is $21,875. As of September 30, 2014 the total amount of the shareholder loans was $106,627 with the total due to Robert Rico being $90,883 and the amount due to Calvin Lewis being $15,744.

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

As part of the share exchange agreement between NYBD Holding, Inc and Pleasant Kids, Inc., 10,000,000 shares of Series A Preferred Stock were issued to the principals of Pleasant Kids, Inc. During the fiscal year ended September 30, 2014, the Calvin Lewis converted 840,000 shares of preferred Series A for 21,000,000 of common stock and Robert Rico converted 840,000 shares of preferred Series A for 21,000,000 of common stock. As of the year ended September 30, 2014 the remaining balance of preferred Series A is 8,320,000 shares. There were no preferred shares issued during the quarter ended December 31, 2014 so the balance remains the same at 8,320,000 shares.

Common Stock

On May 10, 2013, the Company amended its articles of incorporation with the state of Florida to increase its authorized shares of common stock from 250,000,000 to 750,000,000. The stock has a par value of $.001.

During the fiscal year ended September 30, 2014, the Company increased the authorized number of Common shares four times: On January 14, 2014 the Company increased the authorized from 750,000,000 to 1,500,000,000 shares of common stock; on March 31, 2014, the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common; on May 16, 2014, the Company increased the authorized from 2,500,000,000 common stock to 4,,000,000 shares of common stock; and on September 9, 2014, the Company increased the authorized from 4,000,000 shares of common to 10,000,000,000 shares of common. During the quarter ended December 31, 2014, the Company reduced the authorized from 10,000,000,000 shares of common to 5,000,000,000 shares of common.

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

During the three months ended December 31, 2014, the Company issued 1,102,400,000 common shares for the conversion and reduction of $53,000 in convertible debt and $2,120 of accrued interest.

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

Summary of common stock activity for the last two Years:	Outstanding shares
December 31, 2012 – Balance	53,445,562
April thru June 2013 – shares issued for debt	30,207,226
July 2013 – shares issued for debt	3,553,571
September 20, 2013 – shares issued for share exchange	1,000
September 20, 2013 – shares cancelled for share exchange	(13,000,000)
September 30, 2013 – Balance	74,207,359
Oct thru Sep 2014 – shares issued for services	13,000,000
Oct thru Sep 2014 – shares issued for stock payable	23,000,000
Oct thru Sep 2014 – shares issued for debt refinancing	3,500,000
Oct thru Sep 2014 – shares issued for debt reduction	3,176,946,873
Oct thru Sep 2014 – shares issued for cash	150,000,000
Oct thru Sep 2014 – shares issued for conversion of preferred stock	42,000,000
September 30, 2014 – Balance	3,482,654,232
Oct thru Dec 2014 – shares issued for debt reduction	1,102,400,000
December 31, 2014 - Balance	4,585,054,232

NOTE 11 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.	In January of 2015, LG Capital Funding, LLC converted $32,500 of debt and $1,332 of interest into 338,321,600 shares of restricted common stock. The total balance of the convertible notes payable after these conversions is $126,500.

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

Results of operations for the three months ended December 31, 2014 and from July 15, 2013 to December 31, 2014.

Revenue

Sales for the quarter ended December 31, 2014, were $10, 975 comprised of direct sales to stores and sales on the internet through Amazon.com. Sales from July 15, 2013 to December 31, 2014 were $16,221.

Cost of Goods Sold

The Company is reporting Cost of Goods Sold of $7,160 for the quarter ended December 31, 2014. The Cost of Goods Sold from July 15, 2013 to December 31, 2014 are $11,334. The costs of goods sold since inception of July 15, 2013 exceed the dollar amount sold by the Company and is based on a charge off of $5,777 for some prepaid bottles from China that the Company did not receive.

Operating Expenses

Operating expenses for the quarter ended December 31, 2014 were $107,289 and operating expenses from inception July 15, 2013 to December 31, 2014 were $922,195.

Consulting Fees. For the quarter ended December 31, 2014, consulting expenses were $-0- and for the period from July 15, 2013 to December 31, 2014 were $65,175. The Company believes consulting fees will increase as operations expand in 2015.

Professional Fees. For the quarter ended December 31, 2014, professional fees were $8,546 and for the period from July 15, 2013 to December 31, 2014 were $152,360. The Company believes professional fees such as legal, audit and accounting will increase as well as operations expand in 2015.

Officer Compensation. For the quarter ended December 31, 2014, officer compensation was $87,249 and for the period from July 15, 2013 to September 30, 2014 were $473,211. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

Selling, General and Administrative Expense. For the quarter ended December 31, 2014, selling, general and administrative expense was $11,494 and for the period from July 15, 2013 to December 31, 2014 were $231,449.

Loss from Operations:

Loss from operations was $103,474 for the quater ended December 31, 2014 bringing the total loss from operations since inception to $923,298.

Interest Expense:

Interest expense for the quarter ended December 31, 2014, was $3,097, and is derived from the convertible debenture debt carried by the Company. The accumulative cost for interest expense since inception July 15, 2013 is $43,888.

Net Loss:

Net Loss from operations for the quarter ended December 31, 2014, was $11,390 bringing the total net loss since inception July 15, 2013, to $2,133,513. The net operating loss for the quarter ended December 31, 2014 was made up of a loss from operations of $103,474 plus interest of $3,097 offset by a change in fair value of embedded derivative liability of $95,181. The loss since inception of $2,133,513 is primarily due to a non-operating Derivative expense of $1,186,570 along with an operating loss of $923,298.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, the Company had net current liabilities of $1,512,924 compared to $1,543,317 as of September 30, 2014. The decrease in net current liability is due mainly to a decrease in derivative liability of $95,181, a decrease in accrued expense of $9,880 offset by an increase of $62,249 in accrued salary and an increase in Shareholder loan of $11,941. The Company’s balance of cash and cash equivalents at December 31, 2014 is $8,884 compared to $8,799 as of September 30, 2014.

Operational Activities

The Company had cash used in operating activities of $57,756 in the quarter ended December 31, 2014 and $570,118 from inception July 15, 2013 to December 31, 2014. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had cash used in investing activities of $4,100 in the year ended December 31, 2014 and $8,075 from inception July 15, 2013 to December 31, 2014 which was for the purchase of furniture and equipment.

Financing Activities

The Company had cash provided in financing activities of $61941 in the quarter ended December 31, 2014 of which $50,000 was proceeds from a convertible debenture and $11,941 was from notes payable from related parties. The Company had cash provided in financing activities of $587,077 for the period from inception July 15, 2013 to December 31, 2014 of which $15,000 was from proceeds from loan payable, $453,509 was from convertible debentures and $118,568 was from notes payable to related parties.

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

Going Concern

The Company has a working capital deficiency of $1,453,889 and a stockholder’s deficiency of $1,446,752 for the as of December 31, 2014. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2014, Pleasant Kids, Inc, (formerly NYBD Holdings, Inc.) failed to answer a lawsuit from Franjose Yglesias-Bertheau for unpaid salary. The lawsuit was based on the 5 year contract that Mr. Yglesias-Bertheau had with the Company and based on the Company not answering the suit Mr. Ylgesias-Bertheau was awarded a $622,968 judgment. Due to the frivolous nature of the claim the $622,968 judgment was reversed. The Company is in the process of settling the final amount owed Mr. Yglesias-Bertheau but does not think that the claim will be in excess of the accrued salary amount of $34,609 that the Company has accrued on its books.

Also, Company management is aware of a claim that could result in future litigation. A party that loaned money to the previous Company (NYBD Holdings, Inc.) was not paid and the amount owed was not disclosed at the time of the merger. The amount of the claim is for $40,000 and present management is in contact with the party to try and get this matter resolved. Management will seek to minimize disputes with its customers and others but recognizes the inevitability of legal action in today’s business environment as an unfortunate price of conducting business.

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

During the fiscal year ended September 30, 2014, the Company increased the authorized number of Common shares four times: On January 14, 2014 the Company increased the authorized from 750,000,000 to 1,500,000,000 shares of common stock; on March 31, 2014, the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common; on May 16, 2014, the Company increased the authorized from 2,500,000,000 common stock to 4,,000,000 shares of common stock; and on September 9, 2014, the Company increased the authorized from 4,000,000 shares of common to 10,000,000,000 shares of common. During the quarter ended December 31, 2014, the Company reduced the authorized from 10,000,000,000 shares of common to 5,000,000,000 shares of common.

During the quarter ending December 31, 2014, the company issued 1,102,400,000 shares of common for in settlement of $53,000 of debt and $2,120 of interest. The total number of shares issued and outstanding for the company is 4,585,054,232 as of December 31, 2014.

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc, dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(1)
4.2	Board minutes amending Series A Preferred Stock	(1)
10.1	Employment Contract – Robert Rico, dated October 1, 2013	(1)
10.2	Employment Contract – Calvin Lewis, dated October 1, 2013	(1)
10.3	Employment Contract – Franjose Yglesias- Bertheau, dated October 1, 2013	(1)
10.4	Convertible Debenture for $153,000 dated 3/19/13 to Asher Enterprises	(1)
10.5	Convertible Debenture for $53,000 dated 5/9/13 to Asher Enterprises	(1)
10.6	Convertible Debenture for $53,000 dated 7/17/13 to Asher Enterprises	(1)
10.7	Convertible debenture for 22,000 dated 11/25/13 issued to LG Capital Funding, LLC	(2)
10.8	Convertible Debenture for 20,000 dated 12/3/13 issued to JMJ Financial	(2)
10.9	Convertible Debenture for $26,000 dated 1/17/14 to Asher Enterprises	(2)
10.10	Convertible Debenture for $125,000 dated 1/17/14 to Redwood Management LLC	(2)
10.11	Convertible Debenture for $50,000 dated 1/17/14 issued to Redwood Management, LLC	(2)
10.12	Convertible Debenture for $32,500 dated 2/20/14 issued to Asher Enterprises	(2)
10.13	Convertible Debenture for $26,000 dated 3/5/14 issued to LG Capital Funding, LLC	(2)
10.14	Convertible Debenture for $53,000 dated 5/8/14 issued to KBM Worldwide, Inc.	(2)
10.15	Convertible Debenture for $22,000 dated 5/27/14 issued to LG Capital Funding, LLC	(2)
10.16	Convertible Debenture for $52,500 dated 7/3/14 issued to LG Capital Funding, LLC	(2)
10.17	Convertible Debenture for $27,500 dated 8/4/14 issued to KBM Worldwide, Inc.	(2)
10.18	Convertible Debenture for $26,500 dated 9/3/14 issued to LG Capital Funding, LLC	(2)
10.19	Convertible Debenture for $52,500 dated 12/31/14 issued to LG Capital Funding, LLC	Filed herewith
14	Code of Ethics for Executives and Senior Officers adopted September 30, 2013	(1)
14.1	Board of Directors Corporate Governance Principals adopted September 30, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

(2) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYBD Holdings, Inc.
(Registrant)

Date: February 10, 2015	/s/ Robert Rico

Chief Executive Officer

/s/ Kenneth C. Wiedrich

Chief Financial Officer

