Form 10-Q
period 2015-03-31
Pleasant Kids, Inc.
filed 2015-05-20
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUAR ☒ QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: March 31, 2015

☐	TRAN ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ______________  to ______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2015 the issuer had 7,321,459,232 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLEASANT KIDS, INC

(Unaudited)

Table of Contents	Pages

Unaudited Balance Sheets	2 - 3

Unaudited Statements of Operations	4

Unaudited Statement of Cash Flows	5

Notes to Unaudited Financial Statements	6 - 14

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)	(Audited)
	March 31,	September 30,
	2015	2014
Current Assets
Cash	$—	$8,799
Inventory	27,712	39,560
Accounts receivable	29,802	899
Total Current Assets	57,514	49,258
Fixed Assets
Property, plant and equipment, net	25,706	3,577
Total Fixed Assets	25,076	3,577
Total Assets	$83,220	$52,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$1,225	$—
Accrued payable & accrued expense	10,091	16,882
Accrued interest	1,975	3,402
Accrued salary	203,487	186,641
Due to Shareholders	108,668	106,627
Loan payable	13,260	13,260
Note payable	10,589	—
Convertible notes payable, net of debt discounts	15,095	159,500
Derivative liability	414,529	1,057,005
Total Current Liabilities	778,919	1,543,317

Total Liabilities	778,919	1,543,317

Stockholders' Deficit
Preferred stock, authorized 50,000,000 shares, series A, 10,000,000 shares, Series B $0.001 par value, 60,000,000 issued and outstanding as of March 31, 2015 and 8,320,000 issued and outstanding as of September 30, 2014	60,000	8,320
Common stock, authorized 9,500,000,000 shares, $0.001 par value,7,321,459,232 issued and outstanding as of March 31, 2015 and 3,482,654,232 shares issued and outstanding as of September 30, 2014	7,321,459	3,482,654
Additional paid in capital	(5,854,610)	(2,859,333)
Accumulated deficit	(2,222,548)	(2,122,123)
Total Stockholders' Deficit	(695,699)	(1,490,482)
Total Liabilities and Stockholders' Deficit	$83,220	$52,835

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Revenues	$22,888	$—	$33,863	$244
Cost of Revenues	19,469	—	26,629	—
Gross Profit	3,419	—	7,234	244

Operating Expenses:
Professional services	2,117	4,000	10,663	78,800
Officer compensation	94,749	66,400	181,998	68,900
General and administrative expense	36,304	52,296	47,798	151,589
Total Operating Expenses	133,170	122,696	240,459	299,289

Loss from operations	(129,751)	(122,696)	(233,225)	(299,045)

Other Income (Expense):
Interest expense	(192,019)	(21,796)	(195,116)	(26,346)
Loss on assumption of debt	—	(75,000)	—	(75,000)
Change in fair value of derivative liability	232,735	(1,168,331)	327,916	(1,266,924)
Total other income (expenses)	40,716	(1,265,127)	132,800	(1,368,270)

Net loss before income taxes	(89,035)	(1,387,823)	(100,425	(1,667,315)

Income taxes	—	—	—	—

Net Loss	$(89,035)	$(1,387,823)	$(100,425)	$(1,667,315)

Loss per share; Basic	$(0.000)	$(0.005)	$(0.000)	$(0.009)

Weighted average number of shares outstanding	7,977,534,630	253,677,840	4,676,084,472	181,590,604

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC.
(Formerly NYBD Holdings, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

PLEASANT KIDS, INC.
(Formerly NYBD Holdings, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	March 31, 2015	March 31, 2014
Operating Activities:
Net Loss	$(100,425)	$(1,667,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	72,800
Stock issued for debt refinancing	—	13,650
Loss on assumption of debt	—	75,000
Preferred stock issued for services	6,250	—
Interest expense	195,116	—
Debt discount amortization	(41,539)	—
Depreciation and amortization	1,691	—
Changes in fair value of derivative liability	(327,916)	1,266,924
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Inventory	11,848	(20,643)
Decrease in prepaids	—	7,010
( Increase) in accounts receivable	(28,903)	—
Increase in accrued expenses	112,594	70,111
Net Cash Used by Operating Activities	(171,284)	(182,463)

Investing Activities:
Purchase of fixed assets	(23,820)	(3,975)
Net Cash Provided by Investing Activities	(23,820)	(3,975)

Financing Activities:
Cash overdraft	1,225	—
Proceeds from loan payable	—	15,000
Proceeds from convertible notes	152,450	156,500
Proceeds from note payable	10,589	—
Proceeds from due to shareholders	22,041	11,321
Net Cash Provided by Financing Activities	186,305	182,821

Net Increase (Decrease) in Cash	(8,799)	(3,617)
Cash at Beginning of Period	8,799	4,659
Cash at End of Period	$—	$1,042

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued upon conversion of debt	$208,856	$221,898
Preferred shares issued for repayment of due to shareholders	$117,950	$—

 The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

On June 18, 2014, the board of directors of Pleasant Kids, Inc., officially changed its name from NYBD Holding, Inc. to Pleasant Kids, Inc. The name change became effective August 9, 2014 with FINRA but did not become effective until October 7, 2014 in the state of Florida. The Company also changed the symbol from NYBD to PLKD effective August 18, 2014.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others. The Company held no cash equivalents as of March 31, 2015 and September 30, 2014.

Cash

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

Inventory

At March 31, 2015, the Company’s inventory consists of raw materials and finished materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815..

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

Fair Value of Financial Instruments

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Level 1 : Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities.

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

March 31, 2015
Annual dividend yield	—
Expected life (years)	.01-5
Risk-free interest rate	10%
Expected volatility	532.43%

	Carrying Value	Fair Value Measurements at
	As of	March 31, 2015
	March 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Convertible Debt	$15,095	$—	$15,095	$—
Derivative liability	414,529		414,529
Total	$429,624	$—	$429,624	$—

For the six months ending March 31, 2015 the Company recognized a gain of $327,916 on the change in fair value of derivative liabilities.  For the six months ending March 31, 2014 the Company recognized a loss/gain of $1,266,924 on the change in fair value of derivative liabilities.  As at March 31, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

At March 31, 2015, the Company has three convertible notes outstanding totaling $109,110 which if converted at the current market would result in 2,182,200,000 new dilutive common shares.

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

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

 NOTE 4 - INVENTORY

Inventory stated at cost at March 31, 2015 and September 30, 2014 consisted of the following:

	March 31, 2015	September 30, 2014

Finished Goods	$18,406	$14,880
Work in Process	—	—
Raw Materials	9,306	24,680
	$27,712	$39,560

The Company values its inventory using the FIFO method.

NOTE 5 – FIXED ASSETS

Property, plant and equipment consist of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Property, plant and equipment	$27,795	$3,975
Less: accumulated depreciation	(2,089)	(398)
Property and equipment, net	$25,706	$3,577

Depreciation expense for the six months ended March 31, 2015 and March 31, 2014 was $1,691 and $-0- respectively.

NOTE 6 – NOTES PAYABLE

On September 3, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $25,000. The Note, together with accrued interest at the annual rate of 8%, is due on May 25, 2015. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the quarter ended March 31 2015, the balance on the note is $26,500. The Company recorded $1,214 of accrued interest pursuant to this convertible note.

On December 30, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $52500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $50,000. The Note, which is a the back end portion of the note issued on July 3, 2014, together with accrued interest at the annual rate of 8%, is due on January 3, 2015. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the quarter ended March 31, 2015, LG Capital converted $42,340 of this debt along with $533 of interest into 857,453,400 shares of the Company’s common stock. As of March 31, 2015, the remaining balance on the note is $10,160. The Company recorded $31 of accrued interest pursuant to this convertible note.

On February 13, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 15% OID such that the purchase price shall be $63,000. The Note, together with accrued interest at the annual rate of 8%, is due on February 13, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the quarter ended March 31 2015, the balance on the note is $72,450. The Company recorded $730 of accrued interest pursuant to this convertible note.

As of March 31, 2015, the Company has three convertible notes outstanding with LG Capital Funding, LLC totaling $109,110. As of September 30, 2014, the Company had convertible notes payable of $159,500.

Accrued Interest

At March 31, 2015, the Company has recorded accrued interest of $1,975 pertaining to the outstanding convertible notes. As of September 30, 2014, the Company recorded $3,402 of accrued interest pertaining to the outstanding convertible notes.

Derivative Liability

At March 31, 2015 and September 30, 2014, the Company had $414,529 and $1,057,005 in derivative liability. In the six months ended March 31, 2015, the Company has a gain on changes in derivative liability of $327,916. In the six months ended March 31, 2014, the Company the Company has a loss on changes in derivative liability of $1,266,924.

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Annual dividend yield	0	0
Expected life (years) of	0.01 – .5	0.01 – .75
Risk-free interest rate	10%	10%
Expected volatility	532.43%	465.6%

NOTE 7 – ACCRUED SALARY

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

NOTE 8 – SHAREHOLDER LOAN

As of the quarter ended March 31, 2015 the Company has a shareholder loan balance of $108,668 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $91,693. Calvin Lewis is the Vice President and the amount due to him is $16,975. As of September 30, 2014 the total amount of the shareholder loans was $106,627 with the total due to Robert Rico being $90,883 and the amount due to Calvin Lewis being $15,744.

NOTE 9 - RELATED PARTY TRANSACTIONS

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Unpaid salary

As of March 31, 2015 and September 30, 2014, the Company has unpaid salaries to officers of the Company of $203,487 and $186,641 respectively.

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

On February 25, 2015, the Company increased the authorized Preferred Stock Series A from 10,000,000 shares to 50,000,000 shares with a par value of $0.001. On March 18, 2015, Robert Rico and Calvin Lewis each purchased 19,590,000 shares of Preferred Stock Series A for $48,975 each. The $48,975 amount was deducted from their respective accrued salaries. The Company also issued 2,500,000 shares of Preferred Stock Series A to a marketing representative for services rendered. The total amount of Preferred Stock Series A outstanding as of the quarter ended March 31, 2015, is 50,000,000 shares.

On March 19, 2015, the Company increased the authorized Preferred Stock from 50,000,000 shares to 60,000,000 shares with par value of $0.001. The additional 10,000,000 shares of Preferred Stock are designated as Series B. The Series B Preferred Stock is not convertible into Common Stock at any time and is not entitled to dividends of any kind or liquidation, dissolution rights of any kind. The holders of Series B Preferred Stock shall be entitled to 1,000 votes for each share of Series B Stock that is held when voting together with holders of the Common Stock.

On March 20, 2015, Robert Rico and Calvin Lewis each purchased 5,000,000 shares of Series B Preferred for the sum of $10,000 each. The $10,000 was deducted from each of their respective shareholders loans.

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

During the six months ended March 31, 2015, the Company issued 3,838,805,000 shares of Common Stock for the conversion and reduction of $202,840 in convertible debt and $6,116 of accrued interest.

Based on the share exchange agreement, and on the closing date of September 20, 2013, the controlling stockholder of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares of NYBD Holding, Inc. And as a result, at the conclusion of the share exchange on September 20, 2013 the additional common stock of NYBD Holding, Inc. was added to the historical balances of Pleasant Kids. The share of common stock reported on the Company’s books is the exchanged shares of 1,000 plus 74,206,359 for a total number of shares outstanding of 74,207,359.

Summary of common stock activity since September 30, 2014:	Outstanding shares
September 30, 2014 – Balance	3,482,654,232
Oct 2014 thru Mar 2015 – shares issued for debt reduction	3,838,805,000

March 31, 2015 - Balance	7,321,459,232

NOTE 11 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.	On April 26, 2015, the State of Florida approved the amendment for the Company to effect a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock shall become 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the Authorized shares of the Corporation. The Company is awaiting final approval for the reverse split from FINRA.

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

Business History

Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) was incorporated in September 2005 in Florida. Then on September 21, 2005, the Company entered into an Asset Purchase Agreement with Anthony Warner pursuant to which the Company acquired the domain name, www.leaguenow.com, its design, associated copyrights and trademarks and all business related to the website including the customer database. The Company originally intended to operate as an application service provider offering web-based services for the online video gaming industry.

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

On September 20, 2013, NYBD Holding, Inc. entered into a share exchange agreement with Pleasant Kids, Inc. and all of its stockholders, and as a result of the closing of this agreement, Pleasant Kids, Inc. became the surviving Company. NYBD Holding, Inc. will close both of its deli restaurants at the closing of this agreement and adopt the operation of Pleasant Kid’s. Based on the terms of the share exchange agreement, the controlling stockholder of Pleasant Kids sold all 1,000 issued and outstanding shares of common stock and 10,000,000 million shares of Class A Preferred stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares and 10,000,000 of the Preferred A shares of NYBD Holding, Inc.

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

Overview

Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) was incorporated in July 17th, 2013 with a Fiscal Year Ending of September 30th. Pleasant Kids is a Florida Corporation engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, including and not limited to organic natural juices.

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

Operations

Pleasant Kids, operates primarily as a manufacturing, marketing and distribution company. The Company has created a branding company called Pleasant Kids Extra, Inc. that will be branding and managing the “Pleasant Kids Characters” in merchandizing and promotional products including licensing/branding agreements with other manufactures. The Pleasant Kids Characters where created by PowerHouse Creative, Inc. a computer consulting team focused on the internet, mobile apps and graphic designs. Pleasant Kids, Inc. logo and characters are presently pending trademark and copyright approval from the USPTO and the US Copyright.

Sample production, market research and consumer product acceptance of our product began in mid-2012. The Company has focused on pre-launch market evaluation of our product in California and Orlando/South Florida for year 2014. The product is currently at the introduction phase of its lifecycle. In April of 2013 Pleasant Kids did market research on the demand for naturally balance alkalized bottle water in Los Angeles, California. In June of 2013 the Company repeated the processes in Orlando, Florida. Pleasant Kids launched its online store in August of 2014 on Amazon.com. The Company intends enter the California market some-time in the future.

Our Market

The Company plans to target the parents of children between the ages of newborn to 9 years of age in the continental United States primarily through independent brokers and distributors. At present the sales efforts are focused in Orlando/South Florida, but the Company expects to expand to California in the future.

Results of operations for the six months ended March 31, 2015 and 2014.

Revenue

Sales for the six months ended March 31, 2015, were $33,863 comprised of direct sales to stores and sales on the internet through Amazon.com., compared to sales of $244 for the six months ended March 31, 2014. Sales for the three months ended March 31, 2015, were $22,888 compared to $0 for the three months ended March 31, 2014.

Cost of Goods Sold

The Company is reporting Cost of Goods Sold of $26,629 for the six months ended March 31, 2015, compared to $0.00 for the six months ended March 31, 2014. There were no cost of goods sold for the six months ended March 31, 2014 because the Company had not made any sales and was in the process of setting up its co-packing agreements. The Cost of Goods Sold for the three month period ending March 31, 2015, are $19,469 compared to $0 for the three month period ending March 31, 2014. Again there were no cost of goods sold for the three months ended March 31, 2014 because the Company had not made any sales and was in the process of setting up its co-packing agreements.

Operating Expenses

Operating expenses for the six months ended March 31, 2015, were $240,459 compared to $299,289 for the six months ended March 31, 2014. Operating expenses were greater in the six months ended March 31, 2014 due mainly to a one time consulting fee charge of $63,650. The operating expenses for the three months ended March 31, 2015 were $133,170 compared to $122,696 for the three months ended March 31, 2014.

Professional Fees. For the six months ended March 31, 2015, professional fees were $10,663 compared to $78,800 for the six months ended March 31, 2014. The March 31, 2014 included a one-time fee to promote the Company. Professional fees for the three months ended March 31, 2015, were $2,117 compared to $4,000 for the three months ended March 31, 2014.

Officer Compensation. For the six months ended March 31, 2015, officer compensation was $181,998 compared to $68,900 for the six month period ended March 31, 2014. Unpaid salaries were not accrued for the six month period ending March 31, 2014 which accounts for the difference. For the three months ended March 31, 2015, officer compensation was $94, 749 compared to $66,400 for the same period March 31, 2014. Again, the difference in the two periods was that the unpaid salary was not accrued. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

Selling, General and Administrative Expense. For the six months ended March 31, 2015, selling, general and administrative expense was $47,798 compared to $151,589 for the six months ended March 31, 2014. The six month period ending March 31, 2014, was much larger due to a one-time charge of $63,650 for consulting fees. Also, Travel and Meals and Entertainment expense was $18,000 higher in March 31, 2014 than in March 31, 2015. Selling, general and administrative expense for the three months ended March 31, 2015, was $36,304 compared to $52,296 for the three months ended March 31, 2014. The expenses for the three months ended March 31, 2014 were higher as well and that was mostly due to the Travel and Meals and Entertainment being higher by $10,000.

Loss from Operations:

Loss from operations was $233,225 for the six months ended March 31, 2015, compared to Loss from Operations of $299,045 for the six months ended March 31, 2014. The loss from operations for the three months ended March 31, 2015, was $129,751 compared to $122,696 for the three months ended March 31, 2014.

Interest Expense:

Interest expense for the six months ended March 31, 2015, was $195,116, and is derived from the convertible debenture debt carried by the Company. For the six months ended March 31, 2014, the interest expense was $26,346. The interest expense for the six months ended March 31, 2015, is higher due to a $27,500 interest penalty assessed on one of the debentures along with the recognition of financing costs in the change in fair value of embedded derivative liability. The interest expense for the three months ended March 31, 2015, is $192,019 compared to $21,796 for the three months ended March 31, 2014. The three months ended March 31, 2015 is higher again due to the interest penalty assessed on one of the debentures of $27,500 plus the recognition of financing costs in the change in fair value of embedded derivative liability.

Net Loss:

Net Loss from operations for the six months ended March 31, 2015, was $100,425compared to a loss of $1,667,315 for the six months ended March 31, 2014. The greater loss for the six months ended March 31, 2014 is due mainly to derivative expense of $1,266,924 compared to a gain on the change in fair value of embedded derivative liability and loss on assumption of debt of $75,000. The net loss from operations for the three months ended March 31, 2015, was $89,035 compared to $1,387,823 for the three months ended March 31, 2014. The greater loss in the three months ended March 31, 2014, again is due to the increased derivative expense of $1,168,331 compared to a gain on the change in fair value of embedded derivative liability and the loss on assumption of debt of $75,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, the Company had net current liabilities of $778,919 compared to $1,543,317 as of September 30, 2014. The decrease in net current liability is due mainly to decrease in derivative liability of $642,476. The Company has a bank overdraft of $1,225 for the period ended March 31, 2015, compared to positive cash balance of $8,799 as of September 30, 2014.

Operational Activities

The Company had cash used in operating activities of $171,284 in the six months ended March 31, 2015, and $182,463 for the six months ended March 31, 2014. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had cash used in investing activities of $23,820 in the six months ended March 31, 2015, and $19,720 in the six months ended March 31, 2014, which was for the purchase of furniture, equipment and a vehicle.

Financing Activities

The Company had cash provided in financing activities of $186,305 in the six months ended March 31, 2015, and $182,821 in the six months ended March 31, 2014, which was basically proceeds from convertible debentures. The Company had cash provide from mostly proceeds from convertible debentures in financing activities of $124,364 for the three months ended March 31, 2015, and $140,533 for the three months ended March 31, 2014.

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

Going Concern

The Company has a working capital deficiency of $721,405 and accumulated deficit of $695,699 as of March 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Based on the share exchange agreement, and on the closing date of September 20, 2013, the controlling stockholder of Pleasant Kids, sold all 1,000 issued and outstanding shares of common stock of Pleasant Kids, Inc. to NYBD Holding, Inc. in consideration for the issuance of 1,000 shares of the common shares of NYBD Holding, Inc. Such securities were not registered under the Securities Act.  These securities qualified for exemption under Section 4(2) of the Securities Act since the issuance of securities by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the transaction, size of the offering, manner of the offering and number of securities offered. The Company has not undertaken an offering in which it sold a high number of securities to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act for this transaction.

During the fiscal year ended September 30, 2014, the Company increased the authorized number of Common shares four times: On January 14, 2014 the Company increased the authorized from 750,000,000 to 1,500,000,000 shares of common stock; on March 31, 2014, the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common; on May 16, 2014, the Company increased the authorized from 2,500,000,000 common stock to 4,,000,000 shares of common stock; and on September 9, 2014, the Company increased the authorized from 4,000,000 shares of common to 10,000,000,000 shares of common. During the quarter ended December 31, 2014, the Company reduced the authorized from 10,000,000,000 shares of common to 5,000,000,000 shares of common. On February 25, 2015, the Company increased the authorized shares of Common Stock from 5,000,000,000 shares of Common Stock to 9,500,000,000 Shares of Common Stock.

During the six months ended March 31, 2015, the company issued 3,838,805,000 shares of Common Stock in settlement of $202,840 of debt and $6,116 of interest. The total number of shares issued and outstanding for the company is 7,321,459,232 as of March 31, 2015.

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	Filed herewith
3.10	Amendment to articles of incorporation, dated March 19, 2015	Filed herewith
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(1)
4.2	Board minutes amending Series A Preferred Stock	(1)
4.3	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series B Preferred Stock	Filed herewith
4.4	Approval by Board of Directors to a reverse stock split of the common stock of the Company	Filed herewith
4.5	Written consent of shareholders approving a reverse stock split of the common stock of the Company	Filed herewith
10.1	Employment Contract – Robert Rico, dated October 1, 2013	(1)
10.2	Employment Contract – Calvin Lewis, dated October 1, 2013	(1)
10.3	Employment Contract – Franjose Yglesias- Bertheau, dated October 1, 2013	(1)
10.4	Convertible Debenture for $153,000 dated 3/19/13 to Asher Enterprises	(1)
10.5	Convertible Debenture for $53,000 dated 5/9/13 to Asher Enterprises	(1)
10.6	Convertible Debenture for $53,000 dated 7/17/13 to Asher Enterprises	(1)
10.7	Convertible debenture for 22,000 dated 11/25/13 issued to LG Capital Funding, LLC	(2)
10.8	Convertible Debenture for 20,000 dated 12/3/13 issued to JMJ Financial	(2)
10.9	Convertible Debenture for $26,000 dated 1/17/14 to Asher Enterprises	(2)
10.10	Convertible Debenture for $125,000 dated 1/17/14 to Redwood Management LLC	(2)
10.11	Convertible Debenture for $50,000 dated 1/17/14 issued to Redwood Management, LLC	(2)
10.12	Convertible Debenture for $32,500 dated 2/20/14 issued to Asher Enterprises	(2)
10.13	Convertible Debenture for $26,000 dated 3/5/14 issued to LG Capital Funding, LLC	(2)
10.14	Convertible Debenture for $53,000 dated 5/8/14 issued to KBM Worldwide, Inc.	(2)
10.15	Convertible Debenture for $22,000 dated 5/27/14 issued to LG Capital Funding, LLC	(2)
10.16	Convertible Debenture for $52,500 dated 7/3/14 issued to LG Capital Funding, LLC	(2)
10.17	Convertible Debenture for $27,500 dated 8/4/14 issued to KBM Worldwide, Inc.	(2)
10.18	Convertible Debenture for $26,500 dated 9/3/14 issued to LG Capital Funding, LLC	(2)
10.19	Convertible Debenture for $52,500 dated 12/31/14 issued to LG Capital Funding, LLC	Filed herewith
10.20	Convertible Debenture for $72,450 dated 2/13,15 issued to LG Capital Funding, LLC	Filed herewith
10.21	Agreement for conversion of indebtedness to series B voting preferred dated March 20, 2015	Filed herewith
14	Code of Ethics for Executives and Senior Officers adopted September 30, 2013	(1)
14.1	Board of Directors Corporate Governance Principals adopted September 30, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

Pleasant Kids, Inc.
(Registrant)

Date: May 20, 2015	By:	/s/ Robert Rico
Chief Executive Officer

By:	/s/ Kenneth C. Wiedrich
Chief Financial Officer

