Form 10-Q
period 2015-06-30
Pleasant Kids, Inc.
filed 2015-09-02
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: JUNE 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 1, 2015 the issuer had 16,128,304 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLEASANT KIDS, INC

(Unaudited)

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
CONDENSED BALANCE SHEETS

	(Unaudited)
	June 30,	September 30,
	2015	2014
ASSETS
Current Assets
Cash	$—	$8,799
Inventory	27,219	39,560
Accounts receivable, net	190	899
Total Current Assets	27,409	49,258
Fixed Assets
Property, plant and equipment, net	23,522	3,577
Total Fixed Assets	23,522	3,577
Total Assets	$50,931	$52,835

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$988	$—
Accounts payable & accrued expense	16,511	16,882
Accrued interest	4,152	3,402
Accrued salary	270,652	186,641
Due to shareholders	108,668	106,627
Loan payable	13,260	13,260
Note payable	9,939	—
Convertible notes payable, net of debt discounts	25,613	159,500
Derivative liability	328,652	1,057,005
Total Current Liabilities	778,435	1,543,317

Total Liabilities	778,435	1,543,317

Stockholders' Deficit
Preferred stock, authorized 50,000,000 shares, series A, 10,000,000 shares, Series B $0.001 par value, 60,000,000 issued and outstanding as of June 30, 2015 and 8,320,000 issued and outstanding as of September 30, 2014	60,000	8,320
Common stock, authorized 9,500,000,000 shares, $0.001 par value,14,643,024 issued and outstanding as of June 30, 2015 and 6,965,334 shares issued and outstanding as of September 30, 2014 (1)	14,643	6,965
Additional paid in capital	1,452,206	616,356
Accumulated deficit	(2,254,353)	(2,122,123)
Total Stockholders' Deficit	(727,504)	(1,490,482)
Total Liabilities and Stockholders' Deficit	$50,931	$52,835

(1)	All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6, 2015, including retroactive adjustment of the common share amounts. (see note 12)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$724	$—	$34,587	$244
Cost of Revenues, net	833	—	27,462	—
Gross Profit (Loss)	(109)	—	7,125	244

Operating Expenses:
Professional services	6,300	4,409	16,963	148,914
Officer compensation	87,249	38,250	269,247	105,095
General and administrative expense	38,330	24,688	86,128	112,627
Total Operating Expenses	131,879	67,347	372,338	366,636

Loss from operations	(131,988)	(67,347)	(365,213)	(366,392)

Other Income (Expense):
Interest expense	(12,694)	(508)	(207,810)	(25,838)
Loss on assumption of debt	—	—	—	(75,000)
Change in fair value of derivative liability	112,877	633,975	440,793	(632,949)
Total other income (expense)	100,183	634,483	232,983	(733,787)

Net Income (Loss) before income taxes	(31,805)	567,136	(132,230)	(1,100,179)

Income taxes	—	—	—	—

Net Income (Loss)	$(31,805)	$567,136	$(132,230)	$(1,100,179)

Earnings (Loss) per share; Basic and Diluted	$(0.002)	$0.092	$(0.012)	$(0.57)

Weighted average number of shares outstanding - Basic and Diluted	14,642,947	6,163,307	11,266,342	1,920,913

(1)	All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6, 2015, including retroactive adjustment of the common share amounts. (see note 12)

The accompanying notes are an integral part of these unaudited condensed financial statements

PLEASANT KIDS, INC.
(Formerly NYBD Holdings, Inc.)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net Loss	$(132,330)	$(1,100,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	—	72,800
Stock issued for debt refinancing	—	13,650
Loss on assumption of debt	—	75,000
Preferred stock issued for services	6,250	—
Interest expense	207,809	—
Debt discount amortization	(43,714)	—
Depreciation and amortization	3,875	199
Changes in fair value of derivative liability	(440,793)	632,949
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Inventory	12,341	(21,390)
Decrease in prepaid expense	—	7,010
Decrease in accounts receivable	709	—
Increase in accrued expenses	188,356	57,712
Net Cash Used in Operating Activities	(197,397)	(262,249)

Investing Activities:
Purchase of fixed assets	(23,820)	(3,975)
Net Cash Used in Investing Activities	(23,820)	(3,975)

Financing Activities:
Cash overdraft	988	1,151
Proceeds (repayment) from loan payable	(650)	15,000
Proceeds from convertible notes	179,450	251,511
Proceeds from note payable	10,589	—
Proceeds from due to shareholders	22,041	(5,997)
Net Cash Provided by Financing Activities	212,418	261,665

Net Decrease in Cash	(8,799)	(4,559)
Cash at Beginning of Period	8,799	4,659
Cash at End of Period	$—	$100

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued upon conversion of debt	$202.840	$439,241
Stock issued for debt refinancing	$—	$13,650

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

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

On April 26, 2015, the Company approved a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015, so as of June 30, 2015, common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

NOTE 2 - GOING CONCERN

The Company's unaudited condensed interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES

Basis of Presentation

This summary of accounting policies for Pleasant Kids, Inc. (formerly NYBD Holdings, Inc.) is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the unaudited condensed interim financial statements.

The accompanying unaudited condensed interim financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 as filed with the SEC on January 7, 2015.

Fiscal Year End

The Company has adopted a September 30 fiscal year end.

Use of Estimates and Assumptions

The preparation of unaudited condensed interim financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of accounts receivable, amounts due to service providers, depreciation and litigation contingencies, among others.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of June 30, 2015 and September 30, 2014.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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

Inventory

At June 30, 2015, the Company’s inventory consists of raw materials and finished materials valued under the FIFO method, stated at the lower of cost or market value. When raw materials are moved to the production floor, the Company will reclassify the costs to work-in-process. When the manufacturing process is complete, the Company will reclassify these costs to finished goods inventory. At this time, all accumulated costs of raw materials, direct labor used in production, and manufacturing overhead are accounted for in the cost basis of finished goods.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

June 30, 2015
Annual dividend yield	—
Expected life (years)	.01-5
Risk-free interest rate	10%
Expected volatility	547.95%

	Carrying Value	Fair Value Measurements at
	As of June 30,	June 30, 2015
	2015	Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Liabilities
Convertible Debt	$25,613	$—	$25,613	$—
Derivative liability	328,652		328,652
Total	$354,265	$—	$354,265	$—

For the nine months ending June 30, 2015 the Company recognized a gain of $440,773 on the change in fair value of derivative liabilities.  For the nine months ending June 30, 2014 the Company recognized a loss of $632,949 on the change in fair value of derivative liabilities.  As at June 30, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

Basic Earnings (Loss) Per Share

Basic Earnings (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

At June 30, 2015, the Company is reporting $25,613 in convertible notes net of debt discount. The debt discount amounts to $100,497 and the four convertible notes outstanding total$136,110, which if converted at the current market would result in 2,722,200,000 new dilutive common shares.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of June 30, 2015, the Company has $29,554 of accounts receivable of which almost all are over 90 days old. Because of this the Company has chosen to establish a reserve for bad debts of $29,554, and record a corresponding entry of $29,554 for bad debt expense.

NOTE 5 - INVENTORY

Inventory stated at cost at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015 (Unaudited)	September 30, 2014

Finished Goods	$17,913	$14,880
Work in Process	—	—
Raw Materials	9,306	24,680
	$27,219	$39,560

The Company values its inventory using the FIFO method.

NOTE 6 – FIXED ASSETS

Property, plant and equipment consist of the following at June 30, 2015 and September 30, 2014:

	June 30, 2015 (Unaudited)	September 30, 2014
Property, plant and equipment	$27,795	$3,975
Less: accumulated depreciation	(4,273)	(398)
Property and equipment, net	$23,522	$3,577

Depreciation expense for the nine months ended June 30, 2015 and June 30, 2014 was $3,875 and $199 respectively.

NOTE 7 – NOTES PAYABLE

On September 3, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $25,000. The Note, together with accrued interest at the annual rate of 8%, is due on May 25, 2015. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the six month period ended June 30 2015, the balance on the note is $26,500. The Company recorded $1,742 of accrued interest pursuant to this convertible note. Due to the Company’s late filing this note is now in default. The default is based on the fact that trading for the Company’s common stock on the OTC market has been suspended for over 10 days. The date of default is August 29, 2015, which is 10 days past the extended filing date of August 19, 2015. The holder of the note may consider this note immediately due and payable and interest shall accrue at 24% per annum.

On December 30, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $52,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $50,000. The Note, which is a the back end portion of the note issued on July 3, 2014, together with accrued interest at the annual rate of 8%, is due on January 3, 2015. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the quarter ended March 31, 2015, LG Capital converted $42,340 of this debt along with $533 of interest into 857,453,400 shares of the Company’s common stock, leaving an unpaid balance of $10,160. As of June 30, 2015, the remaining balance on the note is still $10,160. The Company recorded $233 of accrued interest pursuant to this convertible note. Due to the Company’s late filing this note is now in default. The default is based on the fact that trading for the Company’s common stock on the OTC market has been suspended for over 10 days. The date of default is August 29, 2015, which is 10 days past the extended filing date of August 19, 2015. The holder of the note may consider this note immediately due and payable and interest shall accrue at 24% per annum.

On February 13, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a15% OID such that the purchase price shall be $63,000. The Note, together with accrued interest at the annual rate of 8%, is due on February 13, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2015, the balance on the note is $72,450. The Company recorded $2,175 of accrued interest pursuant to this convertible note. Due to the Company’s late filing this note is now in default. The default is based on the fact that trading for the Company’s common stock on the OTC market has been suspended for over 10 days. The date of default is August 29, 2015, which is 10 days past the extended filing date of August 19, 2015. The holder of the note may consider this note immediately due and payable and interest shall accrue at 24% per annum.

On April 14, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Service Trading Company, LLC, for the principal amount of $27,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 7% OID such that the purchase price shall be $25,000. The Note, together with accrued interest at the annual rate of 8%, is due on April 14, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2015, the balance on the note is $27,000. The Company recorded $456 of accrued interest pursuant to this convertible note. Due to the Company’s late filing this note is now in default. The default is based on the fact that trading for the Company’s common stock on the OTC market has been suspended for over 10 days. The date of default is August 29, 2015, which is 10 days past the extended filing date of August 19, 2015. The holder of the note may consider this note immediately due and payable and interest shall accrue at 24% per annum.

As of June 30, 2015, the Company has three convertible notes outstanding with LG Capital Funding, LLC totaling $109,110 and one convertible note with Service Trading Company, LLC for $27,000, for total convertible notes due in the amount of $136,110. As of September 30, 2014, the Company had convertible notes payable of $159,500.

Accrued Interest

At June 30, 2015, the Company has recorded accrued interest of $4,152 pertaining to the outstanding convertible notes. As of September 30, 2014, the Company recorded $3,402 of accrued interest pertaining to the outstanding convertible notes.

Derivative Liability

At June 30, 2015 and September 30, 2014, the Company had $328,652 and $1,057,005 in derivative liability. In the nine months ended June 30, 2015, the Company has a gain on changes in derivative liability of $440,793. In the nine months ended June 30, 2014, the Company has a loss on changes in derivative liability of $632,949.

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at June 30, 2015 and September 30, 2014:

	June 31, 2015 (Unaudited)	September 30, 2014
Annual dividend yield	0	0
Expected life (years) of	0.01 – .5	0.01 – .75
Risk-free interest rate	10%	10%
Expected volatility	547.95%	465.6%

NOTE 8 – ACCRUED SALARY

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

NOTE 9 – SHAREHOLDER LOAN

As of June 30, 2015 the Company has a shareholder loan balance of $108,668 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $91,693. Calvin Lewis is the Vice President and the amount due to him is $16,975. As of September 30, 2014 the total amount of the shareholder loans was $106,627 with the total due to Robert Rico being $90,883 and the amount due to Calvin Lewis being $15,744.

NOTE 10 - RELATED PARTY TRANSACTIONS

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

Unpaid salary

As of June 30, 2015 and September 30, 2014, the Company has unpaid salaries to officers of the Company of $270,652 and $186,641 respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

During the six months ended March 31, 2015, the Company issued 3,838,805,000 shares of Common Stock for the conversion and reduction of $202,840 in convertible debt and $6,116 of accrued interest. During the quarter ended June 30, 2015 the Company issued no new shares of common.

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

On April 26, 2015, the Company approved a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015, so as of June 30, 2015, common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Summary of common stock activity Since September 30, 2014:	Outstanding shares
September 30, 2014 – Balance	6,965,334
Oct 2014 thru June 2015 – shares issued for debt reduction	7,677,690

June 30, 2015 – Balance (Unaudited)	14,643,024

NOTE 12 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.	Subsequent to June 30, 2015, FINRA approved the amendment for the Company to effect a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the Authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015. Based on the 1:500 reverse split the outstanding shares of 7,321,459,232 as of June 30, 2015have been restated and reflect the new amount of 14,643,024 shares outstanding

2.	Subsequent to June 30, 2015, the Company issued 1,485,280 shares of common stock for reduction of debt. The number of shares outstanding at the time of filing is 16,128,304.

3.	On August 15, 2015 (the “Effective Date”), Pleasant Kids, Inc. (the “Company”); Mr. Robert Rico, Chief Executive Officer and director of the Company, in his individual capacity as holder of 49.7% of the voting power of the Company’s outstanding equity securities; and Mr. Calvin Lewis, President and director of the Company, in his individual capacity as holder of 49.2% of the voting power of the Company’s outstanding equity securities (Mr. Rico and Mr. Lewis, collectively, the “Company Principal Stockholders”) entered in a Share Exchange Agreement (the “Agreement”) with Next Group Holdings, Inc., a Florida corporation (“NGH”), pursuant to which the Company will acquire 100% of the issued and outstanding securities of NGH (the “Share Exchange”) as consideration for 75,357,083 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to be issued to the stockholders of NGH. In addition, NGH will cause certain of its stockholders to purchase an aggregate of 10,000,000 shares of the Company’s Series B Preferred Stock, par value $0.001 (the “Series B Stock”), representing the total number of authorized and outstanding shares of Series B Stock, from the Company Principal Stockholders, of which 1,400,000 will subsequently be cancelled, per the terms set forth in the Agreement for a total of $150,000, of which approximately $97,000 remained unpaid as of the date of this report. In addition, 50,000,000 shares of the Company’s issued and outstanding Series A Preferred Stock, par value $0.001 per share (the “Series A Stock”) will be converted into 10,000,000 shares of Common Stock or redeemed at a price of $1.00 per share of Series A Stock prior to the Closing (as defined in the Agreement), such that as of the Closing no Series A Stock will remain outstanding. The Closing is contingent, among other things further described in the Agreement, on (i) the consent of the shareholders of NGH (the “Selling Shareholders”), (ii) the completion of a financial audit of NGH and its subsidiaries on a consolidated basis for the fiscal years ended December 31, 2013 and 2014, (iii) the appointment of Arik Maimon as the Chief Executive Officer and Chairman of the Board of Directors of the Company following the resignation of the officers and directors of the Company on or prior to closing, (iv) NGH’s receipt of a commitment of at least $500,000 of debt and/or equity capital raise in a form satisfactory to NGH, and (v) entry into Leak-Out Agreements in a form acceptable to NGH by the holders of the Company’s Series A Stock to be converted into Common Stock prior to closing as described above providing that (a) no Pleasant Kid Party (as defined in the Agreement) shall sell or agree to sell any shares of the Company for a term of six months from the Effective Date (the "Lock Up Period"); (b) following the termination of the Leak Out Period and for a term of 6 months thereafter (the “Leak Out Period”), no Pleasant Kids Party shall be entitled to sell more than 10% of the Company equity securities owned by such party in any 30 consecutive day period (as of the first day of each 30 day period) (the "Leak Out Percentage"), it being understood that the unused portion of a party’s Leak Out Percentage does not rollover to the next 30 day period; (c) during the Lock Up Period, the Company will not be permitted to implement a reverse split of its Common Stock; and (d) during the first 10 days of each month during the Leak Out Period, the Company will have the right of first refusal to purchase each Pleasant Kids Party’s applicable Leak Out Percentage at a 20% market discount based on the highest trading price of the Common Stock of the Company over the 10 trading days prior to the Company’s receipt of a notice from the selling party of its intention to sell a portion of such party’s applicable Leak Out Percentage.

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

On April 26, 2015, the Company approved a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015, so as of June 30, 2015, common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

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

Results of operations for the three and nine months ended June 30, 2015 and 2014.

Revenue

Sales for the nine months ended June 30, 2015, were $34,587 comprised of direct sales to stores and sales on the internet through Amazon.com., compared to sales of $244 for the nine months ended June 30, 2014. Sales for the three months ended June 30, 2015, were $724 compared to $0 for the three months ended June 30, 2014.

Cost of Goods Sold

The Company is reporting Cost of Goods Sold of $27,462 for the nine months ended June 30, 2015, compared to $0.00 for the nine months ended June 30, 2014. There were no cost of goods sold for the nine months ended June 30, 2014 because the Company had not made any sales and was in the process of setting up its co-packing agreements. The Cost of Goods Sold for the three month period ending June 30, 2015, are $833 compared to $0 for the three month period ending June 30, 2014. Again there were no cost of goods sold for the three months ended June 30, 2014 because the Company had not made any sales and was in the process of setting up its co-packing agreements.

Operating Expenses

Operating expenses for the nine months ended June 30, 2015, were $372,338 compared to $366,636 for the nine months ended June 30, 2014. Operating expenses were greater in the nine months ended June 30, 2014 due mainly to a one time consulting fee charge of $63,650. The operating expenses for the three months ended June 30, 2015 were $131,879 compared to $67,347 for the three months ended June 30, 2014.

Professional Fees. For the nine months ended June 30, 2015, professional fees were $16,963 compared to $148,914 for the nine months ended June 30, 2014. The June 30, 2014 figures included a one-time fee to promote the Company. Professional fees for the three months ended June 30, 2015, were $6,300 compared to $4,409 for the three months ended June 30, 2014.

Officer Compensation. For the nine months ended June 30, 2015, officer compensation was $269,247 compared to $105,095 for the nine month period ended June 30, 2014. Unpaid salaries were not accrued for the nine month period ending June 30, 2014 which accounts for the difference. For the three months ended June 30, 2015, officer compensation was $87,249 compared to $38,250 for the same period June 30, 2014. Again, the difference in the two periods was that the unpaid salary was not accrued. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

Selling, General and Administrative Expense. For the nine months ended June 30, 2015, selling, general and administrative expense was $86,128 compared to $112,627 for the nine months ended June 30, 2014. The nine month period ending June 30, 2014, was much larger due to a one-time charge of $63,650 for consulting fees. Selling, general and administrative expense for the three months ended June 30, 2015, was $38,330 compared to $24,688 for the three months ended June 30, 2014.

Loss from Operations:

Loss from operations was $365,213 for the nine months ended June 30, 2015, compared to Loss from Operations of $366,392 for the nine months ended June 30, 2014. The loss from operations for the three months ended June 30, 2015, was $131,988 compared to $67,347 for the three months ended June 30, 2014.

Interest Expense:

Interest expense for the nine months ended June 30, 2015, was $207,810, and is derived from the convertible debenture debt carried by the Company. For the nine months ended June 30, 2014, the interest expense was $25,838. The interest expense for the nine months ended June 30, 2015, is higher due to a $27,500 interest penalty assessed on one of the debentures along with the recognition of financing costs in the change in fair value of embedded derivative liability. Interest expense for the three month period ended June 30, 2015 is $12,694, compared to interest income of $508 for the three month period ended June 30, 2014.

Net Loss:

Net Loss from operations for the nine months ended June 30, 2015, was $132,230 compared to a loss of $1,100,179 for the nine months ended June 30, 2014. The greater loss for the nine months ended June 30, 2014 is due mainly to a loss on the change in fair value of embedded derivative liability of $632,949 and loss on assumption of debt of $75,000. The net loss from operations for the three months ended June 30, 2015, was $31,805 compared to a gain of $567,136 for the three months ended June 30, 2014. The gain in the three months ended June 30, 2014, again is due to a gain on the change in fair value of embedded derivative liability.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, the Company had net current liabilities of $778,435 compared to $1,543,317 as of September 30, 2014. The decrease in net current liability is due mainly to decrease in derivative liability of $615,419. The Company has a bank overdraft of $988 for the period ended June 30, 2015, compared to positive cash balance of $8,799 as of September 30, 2014.

Operational Activities

The Company had cash used in operating activities of $197,397 for the nine months ended June 30, 2015, and $262,249 for the nine months ended June 30, 2014. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had cash used in investing activities of $23,820 for the nine months ended June 30, 2015, and $3,975 for the nine months ended June 30, 2014, which was for the purchase of furniture, equipment and a vehicle.

Financing Activities

The Company had cash provide from mostly proceeds from convertible debentures in financing activities of $212,418 for the nine months ended June 30, 2015, and $261,665 for the nine months ended June 30, 2014.

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

Going Concern

The Company has a working capital deficiency of $751,026 and accumulated deficit of $2,254,353 as of June 30, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Critical Accounting Estimates and New Accounting Pronouncements

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if:

●	it requires assumptions to be made that were uncertain at the time the estimate was made, and

●	changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

●	It recognizes that certain convertible debt is a derivative instrument and as such measures these instruments at their fair value.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, disclosure controls and procedures were no longer effective:

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

During the nine months ended June 30, 2015, the company issued 3,838,805,000 shares of Common Stock in settlement of $202,840 of debt and $6,116 of interest. The total number of shares issued and outstanding for the company is 7,321,459,232 as of June 30, 2015.

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

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(1)
4.2	Board minutes amending Series A Preferred Stock	(1)
4.3	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series B Preferred Stock	(3)
4.4	Approval by Board of Directors to a reverse stock split of the common stock of the Company	(3)
4.5	Written consent of shareholders approving a reverse stock split of the common stock of the Company	(3)
10.1	Employment Contract – Robert Rico, dated October 1, 2013	(1)
10.2	Employment Contract – Calvin Lewis, dated October 1, 2013	(1)
10.3	Employment Contract – Franjose Yglesias- Bertheau, dated October 1, 2013	(1)
10.4	Convertible Debenture for $153,000 dated 3/19/13 to Asher Enterprises	(1)
10.5	Convertible Debenture for $53,000 dated 5/9/13 to Asher Enterprises	(1)
10.6	Convertible Debenture for $53,000 dated 7/17/13 to Asher Enterprises	(1)
10.7	Convertible debenture for 22,000 dated 11/25/13 issued to LG Capital Funding, LLC	(2)
10.8	Convertible Debenture for 20,000 dated 12/3/13 issued to JMJ Financial	(2)
10.9	Convertible Debenture for $26,000 dated 1/17/14 to Asher Enterprises	(2)
10.10	Convertible Debenture for $125,000 dated 1/17/14 to Redwood Management LLC	(2)
10.11	Convertible Debenture for $50,000 dated 1/17/14 issued to Redwood Management, LLC	(2)
10.12	Convertible Debenture for $32,500 dated 2/20/14 issued to Asher Enterprises	(2)
10.13	Convertible Debenture for $26,000 dated 3/5/14 issued to LG Capital Funding, LLC	(2)
10.14	Convertible Debenture for $53,000 dated 5/8/14 issued to KBM Worldwide, Inc.	(2)
10.15	Convertible Debenture for $22,000 dated 5/27/14 issued to LG Capital Funding, LLC	(2)
10.16	Convertible Debenture for $52,500 dated 7/3/14 issued to LG Capital Funding, LLC	(2)
10.17	Convertible Debenture for $27,500 dated 8/4/14 issued to KBM Worldwide, Inc.	(2)
10.18	Convertible Debenture for $26,500 dated 9/3/14 issued to LG Capital Funding, LLC	(2)
10.19	Convertible Debenture for $52,500 dated 12/31/14 issued to LG Capital Funding, LLC	(3)
10.20	Convertible Debenture for $72,450 dated 2/13,15 issued to LG Capital Funding, LLC	(3)
10.21	Agreement for conversion of indebtedness to series B voting preferred dated March 20, 2015	(3)
14	Code of Ethics for Executives and Senior Officers adopted September 30, 2013	(1)
14.1	Board of Directors Corporate Governance Principals adopted September 30, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

(2) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-QSB for the Quarter Ended December 31, 2014 filed on February 10, 2015.

(3) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-QSB for the Quarter Ended March 31, 2015 filed on May 20, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pleasant Kids, Inc.
(Registrant)

Date: September 1, 2015	By:	/s/ Robert Rico
Chief Executive Officer

By:	/s/ Kenneth C. Wiedrich
Chief Financial Officer

