Form 10-K/A
period 2013-09-30
Pleasant Kids, Inc.
filed 2016-02-29
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No 1)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October1, 2012 to September 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   [   ]  No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes   [   ]  No   [X]

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]  No   [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   [X]  No   [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or

information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  [   ]     No    [X]

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

The number of shares outstanding of the Registrant’s Common Stock as of January 14, 2014, 2012 was 119,902,417

Note:  The following annual report is being amended for the following purpose:

1.

To correct the way in which derivative liability and the change in fair value of embedded derivative liability was accounted for.

2.

To write off the inventory that was originally recorded

3.

To record officer compensation per employee contracts that were not recorded originally.

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

Health benefits of alkaline water are not guaranteed and have not been proven. There is a perception that consuming alkaline water has beneficial health effects. Consequently, negative changes in consumers’ perception of the benefits of alkaline water or negative publicity surrounding alkaline water may result in loss of market share or potential market share and have a materially adverse effect on operating results.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol "NYBD."  The following table shows the price range of our Common Stock for each quarter during the years ended September 30, 2013.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and were have been adjusted to reflect the several stock splits as if it had occurred at the beginning of the earliest period presented.

Quarter Ended	High	Low

Fiscal Year 2013
Fourth Quarter	$8.05	$0.55
Third Quarter	$4.95	$.75
Second Quarter	$12.50	$2.50
First Quarter	$67.50	$2.50

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

From inception July 15, 2013 to
Statement of Operations	September 30, 2013

Revenue	-

Cost of Goods Sold	15.553
General & Administrative	87,264
Officer Compensation	37,500
Professional expense	28,586
(Loss) from Operations	(137,797)
Other Income or (Loss)	(404,591)
Net Loss	(573,494)
Income Tax	-

Net Loss	(573,494)
Net Loss Per Share	(.001)

Revenue:

The Company started operations on July 15, 2013 and there were no sales for the period from July 15, 2013 (inception) to September 30, 2013.  The Company was not in existence in 2012, and as a result there were no activities by the Company in 2012.

Cost of Goods Sold

The Company is reporting Cost of Goods Sold for the period from July 15, 2013 to September 30, 2013, related to the write-off of inventory.

Operating Expenses:

Operating expenses for the year ended September 30, 2013 were $137,797.  The G&A expenses of $87,264 comprises most of the operating expenses, which is made up of travel ($19,398), Meals and entertainment ($40,387), Advertising ($11,449) and Internet ($5,212).  These were the major start-up costs to get Pleasant Kids moving forward. The Company also recorded officer compensation of $37,500 and professional fees of $28,586.  There were no activities in the fiscal ending September 30, 2012

Loss from Operations:

Loss from operations was $137,797 for the period from July 15, 2013 to September 30, 2013.  There was no revenue in the period ending September 30, 2013.  There were no operations in fiscal 2012 to compare to.

Net Loss:

Net loss was $573,494 for the period from July 15, 2013 to September 30, 2013.  This was primarily due to a non-operating derivative expense of $281,096 along with change in fair value of embedded derivative liability of $114,191 along with loss from operations of $153,350.  There were no operations in fiscal 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had net current liabilities of $844,663.  This liability is mostly made up of a derivative liability of $645,418 and convertible notes, net of debt discount of $128,464.  Our cash balance at September 30, 2013 was $4,658. There are no comparative figures for the year ended September 30, 2012.

Operational cash flow

We had net operating cash outflows in the year ended September 30, 2013, of $114,436.  The Company’s primary uses of cash have been for professional support and marketing expenses, and working capital. All cash received has been expended in the furtherance of growing future operations.

Financing cash flows

Two officers of the Company, Robert Rico and Calvin Lewis advanced $119,095 to the Company and the Company issued convertible notes for this amount.  The notes are convertible at a 50% discount to the market price at the time of conversion.

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

On December 27, 2013, the Company engaged Terry L. Johnson, CPA, as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal year ended September 30, 2013 and October 1, 2013 through December 27, 2013 neither the Company nor anyone acting on its behalf consulted with Terry L. Johnson, CPA regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Terry L. Johnson, CPA on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Harris or a reportable event with respect to Harris.

On May 4, 2015, the Company engaged Anton & Chia, LLP , as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. During the fiscal years ended September 30, 2015, September 30, 2014 and the period from inception through September 30, 2013 neither the Company nor anyone acting on its behalf consulted with Anton & Chia, LLP regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Anton & Chia, LLP on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with Johnson or a reportable event with respect to Johnson.

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

-

it requires assumptions to be made that were uncertain at the time the estimate was made, and

-

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

Share-Based payments. The Company plans to calculate share-based payments to third parties for consulting work based on the intrinsic value of the instrument as determined by the market price of the stock at the time of issuance and recognize the expense based on this value. Although we believe our assumptions used to calculate share-based payments expense are reasonable, these assumptions can involve judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes in timing could significantly impact the amount of expense recorded in a given period.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company recognizes that it has material weaknesses in internal controls and procedures and the Company also recognizes that additional personnel and counsel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures will have to be added.

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

-

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

-

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of September 30, 2013, our internal controls over financial reporting were not effective and that there were material weaknesses in our internal control over financial reporting.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		Nonqualified Deferred Compensation Earnings		All Other Comp. ($)	Total ($)
Robert Rico President/Chief Executive Officer (1)	2013		$-	-	-		-		-		-		-		$0

Calvin Lewis, Vice President (1)	2013		$-	-	-		-		-		-		-		$0

Franjose Yglesias-Bertheau, COO (1)	2013		$-	-	-		-		-		-		-		$0

Kenneth C. Wiedrich. CFO (1)	2013		$4,500	-	-		-		-		-		-		$4,500

Haim Yeffet President/Chief Director	2012 2013	$ $	- -	- -	- -		- -		- -		- -		- -	$ $	- -

John Bianco, President/Chief Former Executive Officer	2012 2013	$ $	110,100 -	-	-		-		-		-		-		$110,100

D. Bruce Veness, Former Vice President	2012 2013	$ $	70,000 -	-	-		-		-		-		-		$70,000

Lisa Bischoff, Former CFO	2012 2013	$ $	40,000 -	-		-		-		-		-	-		$40,000

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description

3.1	Articles of Incorporation, League Now Holdings Corporation
3.2	Articles of Incorporation, Pleasant Kids, Inc.
3.3	Articles of Incorporation, Amendment No. 1 to Preferred Shares Designation
3.4	Articles of Incorporation, Amendment No. 2 to Preferred Shares Designation
3.5	Articles of Incorporation, Amendment to Increase Authorized Shares
3.6	Articles of Merger with state of Florida
3.7	Corporate Code of Ethics
3.8	Corporate Governance Principles
10.1	Share Exchange Agreement between NYBD Holding, Inc. and Pleasant Kids, Inc. (1)
10.2	Convertible Promissory Note dated March 19, 2013 between League Now Holding Corp. and Asher Enterprises, Inc.
10.3	Convertible Promissory Note dated May 9, 2013 between NYBD Holding, Inc. (f/k/a League Now Holding Corp.) and Asher Enterprises, Inc.
10.4	Convertible Promissory Note dated July 17, 2013 between NYBD Holding, Inc. (f/k/a League Now Holding Corp.) and Asher Enterprises, Inc.
10.5	Employment Agreement- Robert Rico
10.6	Employment Agreement- Calvin Lewis
10.7	Employment Agreement- Franjose Yblesias-Bertheau
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**
(1) A copy of the Share Exchange Agreement was attached to the Company’s Current Report on Form 8-K filed on September 27, 2013 as Exhibit 10.1).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

NYBD Holdings, Inc.

We have audited the accompanying consolidated balance sheet of NYBD Holdings, Inc. (the “Company”) as of September 30, 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from inception (July 15, 2013) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013, and the results of their operations and their cash flows for period from inception through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The Company restated its 2013 financial statements as disclosed in Note 11.

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

/s/ Anton & Chia, LLP

Newport Beach, California

February 29, 2016

NYBD Holding, Inc.
Consolidated Balance Sheet (Audited)

ASSETS	September 30,
2013
Current Assets
Cash	$4,658
Prepaid expense	7,010
Total Current Assets	11,668

Total Assets	$11,668

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued payable & accrued expense	$ 23,915
Accrued interest	9,366
Accrued salary	37,500
Convertible notes payable, net of debt discount	128,464
Derivative liability	645,418
Total Current Liabilities	844,663

Total Liabilities	844,663

Stockholders' Deficit
Common stock payable	48,300
Preferred Stock, authorized 10,000,000 shares, series A, $0.001 par value, 10,000,000 issued and outstanding as of September 30, 2013	10,000
Common Stock, authorized 750,000,000 shares, $0.001 par value, 74,206,359 issued and outstanding as of September 30, 2013	74,206
Additional Paid in Capital	(392,007)
Accumulated Deficit	(573,494)
Total Stockholders' Deficit	(832,995)
Total Liabilities and Stockholders' Deficit	$11,668

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc. Consolidated Statement of Operations (Audited)
From Inception July 15, 2013 to September 30, 2013
Income
Total Revenue	$-
Cost of Revenue	15,553
Gross Profit	(15,553)

Operating Expenses
Professional services	28,586
Officer compensation	37,500
General and administrative expense	87,264
Total Operating Expenses	153,350

Net Operating Loss	(153,350)

Other Income (Expense)
Interest expense	(9,366)
Other Income	62
Change in fair value of embedded derivative liability	(114,191)
Derivative expense	(281,096)
Total Income (Expenses)	(404,591)

Loss before Taxes	(573,494)

Tax provisions	-

Net Loss	$(573,494)

Earnings (loss) per share
Basic	(0.00)
Weighted average number of shares outstanding	427,123,570

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Stockholders' (Deficit) (Audited)

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock Payable	Paid-in	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit
Balance, July 15, 2013	-	$-	87,206,359	$87,206	$-	$(87,206)	$-	$-

Common shares returned from shareholder	-	-	(13,000,000)	(13,000)	-	13,000	-	-

Recapitalization pursuant to share exchange
with Pleasant Kids, Inc. on September 20, 2013	10,000,000	10,000	-	-	48,300	(317,801)	-	(259,501)

Net loss for the period from July 13, 2013 to
September 30, 2013	-	-	-	-	-	-	(573,494)	(573,494)
Balance, September 30,2013	10,000,000	$10,000	74,206,359	$74,206	$48,300	$(392,007)	$(573,494)	$(832,995)

The accompanying notes are an integral part of these consolidated financial statements.

NYBD Holding, Inc.
Consolidated Statements of Cash Flows (Audited)

From Inception
July 15, 2013 to
September 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(573,494)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations:
Change in fair value of derivative liability	114,191
Derivative expense	281,096
Changes in Operating Assets and Liabilities:
Increase in prepaids	(7,010)
Increase in accrued expenses	70,781
Net Cash Used by Operating Activities	(114,436)

Cash Flows from Financing Activities:
Proceeds from shareholder convertible notes	119,095
Net Cash Provided by Financing Activities	119,095

Net Increase (Decrease) in Cash	4,658
Cash at Beginning of Period	-
Cash at End of Period	$4,658

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$-
Income Taxes	$-

The accompanying notes are an integral part of these consolidated financial statements.

NYBD HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 - SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (as Restated)

Basis of Presentation

This summary of accounting policies for NYBD Holdings, Inc is presented to assist in understanding the Company’s financial statements.  The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company, Pleasant Kids, Inc. and Pleasant Kids EXTRA, Inc. as of September 30, 2013. Pleasant Kids Extra had no activities and as a result there are no intercompany transactions and nothing to consolidate.

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

Inventory

At September 30, 2013, the Company’s inventory consisted entirely of raw materials. The warehouse in which the inventory was stored is no longer in business and the inventory cannot be verified.  And because the current inventory has no value the Company has written off inventory originally recorded on September 30, 2013.

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

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2013
	September 30,	Using Fair Value Hierarchy
	2013	Level 1	Level 2	Level 3
Convertible notes payable	128,464			128,464
Embedded derivative liabilities	$645,418	$-	$-	$645,418
Total	$645,418	$-	$-	$645,418

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs. (see note 10)

Basic Income (Loss) Per Share

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

Stock-Based Payments.

The Company plans to calculate share-based payments to third parties for consulting work based on the intrinsic value of the instrument as determined by market price of the stock at the time of issuance and recognize the expense based on this value. Although we believe our assumptions used to calculate share-based payments expense are reasonable, these assumptions can involve judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes in timing could significantly impact the amount of expense recorded in a given period.

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

NOTE 5 – INVENTORY (as Restated)

There is no inventory stated at cost at September 30, 2013.

The Company has written off the inventory that was originally recorded on September 30, 2013.  The warehouse where the inventory was kept is no longer in business and could not confirm the amount and the current inventory has no material value.

NOTE 6 – NOTES PAYABLE (as restated)

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

Two officers of the Company have advanced funds to the Company for working capital purposes at 8% interest, payable on demand. At September 30, 2013, the Company had a loan balance of $119,095. The amount incurred by Calvin Lewis is $21,202 and the amount incurred by Robert Rico is $97,893.  These two notes are 50% convertible notes.

As of September 30, 2013, the Company has three convertible notes due to Asher Enterprises which total $259,500 and two convertible notes due officers totaling $119,095.   The balance of the notes, net of debt discount is $128,464..

Accrued Interest

At September 30, 2013, the Company has an accrued interest balance of $9,366 pertaining to the outstanding convertible notes.

Derivative Liability

At September 30, 2013, the Company has a derivative liability of $645,418 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate the derivative liability. A summary of the changes in the derivative liabilities balance as at September 30, 2012 is as follows:

Fair Value of Embedded Derivative Liabilities:
July 15, 2013	$-
Addition	645,418
Settlement
Changes in fair value of derivative liabilities
As at September 30, 2013	$645,418

We calculated the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at September 30, 2013:

September 30, 2013
Annual dividend yield	0
Expected life (years) of	0.01 – .85
Risk-free interest rate	10%
Expected volatility	350.4%

NOTE 7 – SHAREHOLDER LOAN/ CONVERTIBLE NOTES (as Restated)

Two officers of the Company have advanced funds to the Company for working capital purposes at 8% interest, payable on demand. At September 30, 2013, the Company had a shareholder loan balance of $119,095. The amount incurred by Calvin Lewis is $21,202 and the amount incurred by Robert Rico is $97,893.  The Company has issued a 50% convertible note to each of the parties for these funds and the balance of these notes is included with the convertible note balance.

NOTE 8 - RELATED PARTY TRANSACTIONS (as Restated)

Shareholder loan/convertible note

At September 30, 2013 the Company has a shareholder loan balance of $119,095 from two officers of the Company. There are two convertible notes that have been issued to the officers of the Company for the amounts that they have loaned to the Company. The Notes are convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 50% of the Market Price of the Company's common stock on the date of conversion. The amount is included with the convertible note balance, net of debt discount.

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

Stock Payable

Pursuant to the share exchange, the Company will issue 1,000 shares of common stock and 10,000,000 shares of Series A Preferred Stock. As of the September 30, 2013, the Company has issued the 10,000,000 Series A Preferred Stock but has not yet issued the 1,000 shares of common stock. Therefor the Company recorded as stock payable of $1 based on par value of 1,000 shares.

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

10. INCOME TAXES

Income tax provision is summarized as follows:

Year Ended September 30,
Federal	$ 67,719

Deferred:
Federal
Increase in valuation allowance	(67,719)

Income tax provision	$ 0

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 38% to the loss before income taxes as follows:

Year Ended September 30, 2013
“Expected” income tax benefit	$(178,207)
State tax expense, net of Federal benefit
Increase in valuation allowance
Other	178,207
Income tax provision	$0-

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

Year Ended September 30,
2013
Deferred tax assets:
Inventory reserves	$ 0
Section 263a adjustment	0
Allowances for bad debts and returns	0
Accrued expenses	70,781
Asset valuation reserve	0
State net operating loss carry forward	0
Other	0
Total deferred tax assets	70,781
Valuation allowance	(70,781)

Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax basis.  The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference.  Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes.  The long-term deferred tax assets are fully valued as of September 30, 2013.

NOTE 11 –RESTATEMENT

The financial statements for the year ended September 31, 2013, have been restated to correct the way in which the Company accounts for derivative liabilities. The derivative liability that was originally recorded for the period ended

September 30, 2013, was arrived at by using the Black Scholes analysis to measure the embedded conversion features of the open balances only of the convertible notes at the end of the year.  By using this accounting method the Company’s loss was overstated by $974,879 for the period from July 31, 2013 (inception) to September 30, 2013. The accounting method used in the restated financials are based on calculating the fair value of each of the note conversions as well as the ending period values using the Black Scholes analysis. The embedded conversion features of each of the notes is bifurcated and accounted for at fair value.  The Company also has written off the inventory recorded at the end of September 30, 2013 and also recorded an accrual for officer compensation that was not originally recorded.  As a result of these changes, the Company has recorded adjustments to the Company’s financial statements for the period.  The following statements reflect the adjustments and the restated values:

NYBD HOLDINGS, INC. RESTATED BALANCE SHEETS SEPTEMBER 30, 2013

ASSETS	Previously
	Reported	Adjustments	As Restated
Current Assets
Cash	$4,659	$(1)	$4,658
Inventory	15,553	(15,553)	-
Prepaid expense	7,010	-	7,010
Total Current Assets	27,222	(15,554)	11,668
Total Assets	$27,222	$(15,554)	$11,668

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expense	23,915	-	23,915
Accrued interest	8,587	779	9,366
Accrued salary	-	37,500	37,500
Shareholder loan	119,095	(119,095)	-
Convertible notes payable, net of debt discount	259,500	(131,036)	128,464
Derivative liability	1,423,998	(778,580)	645,418
Total Current Liabilities	1,835,095	(990,432)	844,663
Total Liabilities	$1,835,095	$(990,432)	$844,663

Stockholders' Deficit
Common stock payable	48301	(1)	48300
Preferred stock, authorized 10,000,000 shares, series A, $0.001 par valu10,000,000 issued and outstanding as of September 30, 2013	10,000	-	10,000
Common stock, authorized 750,000,000 shares, $0.001 par value, 74,206,359 issued and outstanding as of September 30, 2013	74,206	-	74,206
Additional paid in capital	(392,007)	-	(392,007)
Accumulated deficit	(1,548,373)	974,879	(573,494)
Total Stockholders' Deficit	(1,807,873)	974,878	(832,995)
Total Liabilities and Stockholders' Deficit	$27,222	$(15,554)	$11,668

NYBD HOLDINGS, INC. RESTATED STATEMENTS OF OPERATIONS SEPTEMBER 30, 2013
	Previously Reported	Adjustments	As Restated
Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Profit	-	-	-

Operating Expenses:
Professional services	28,586	-	28,586
Officer compensation	-	37,500	37,500
General and administrative expense	87,264	-	87,264
Total Operating Expenses	115,850	37,500	153,350

Loss from continuing operations	(115,850)	(37,500)	(153,350)

Other Income (Expense):
Interest expense	(8,587)	(779)	(9,366)
Other income	62	-	62
Loss on inventory adjustment	-	(15,553)	(15,553)
Change in fair value of embedded derivative liability	-	(114,191)	(114,191)
Derivative expense	(1,423,998)	1,142,902	(281,096)
Total other income (expenses)	(1,432,523)	1,012,379	(420,144)

Net loss before income taxes	(1,548,373)	974,879	(573,494)

Income taxes	-	-	-

Net Loss	$(1,548,373)	$974,879	$(573,494)

NYBD HOLDINGS, INC. RESTATED STATEMENTS OF CASH FLOWS SEPTEMBER 30, 2013
	Previously
	Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net Loss	$(1,548,373)	$974,879	$(573,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of deriviative liablility	1,423,998	(1,028,711)	395,287
Changes in Operating Assets and Liabilities:			-
(Increase) Decrease in Inventory	(15,553)	15,553	-
Decrease in prepaids	(7,010)	-	(7,010)
Increase in accrued expenses	32,502	38,278	70,780
Net Cash Used by Operating Activities	(114,436)	-	(114,437)

Cash Flows from Financing Activities:
Proceeds from/(payments to) notes payable-related parties	119,095	-	119,095
Net Cash Provided by Financing Activities	119,095	-	119,095

Net Increase (Decrease) in Cash	4,659	-	4,658
Cash at Beginning of Period	-	-	-
Cash at End of Period	$4,659	$-	$4,658

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

2.

In October of 2013, the Company issued 13,500,000 common shares in payment of $28,350 stock payable leaving a stock payable balance of $19,950.

3.

In October of 2013, the Company issued 13,000,000 common shares to consultants for services.

4.

On October 1, 2013, the Company executed three employment agreements with officers of the Company. The three employment agreements combined total $450,000 in base salary with potential bonuses of 2% of gross sales. These employment agreements have been filed as exhibits herein.

5.

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

6.

In November through December of 2014, KBM WORLDWIDE, Inc. converted the note dated May 8, 2014 in the amount of $53,000 along with interest of $2,120 into 1,102,400,000 shares of restricted common stock.

7.

Subsequent to the year ending September 30, 2014 the Company reduced the authorized Common stock to from 10,000,000,000 to 5,000,000,000.

8.

Subsequent to the year ending September 30, 2014 the Company authorized a BUYBACK program wherein the Company will buyback common stock of the Company using 10% of revenues from January 1, 2015 to December 31, 2015.

9.

In October, 2015, through November 2015, the Company issued convertible debenture to several groups in the total amount of $429,000.

10.

On November 9, 2015 the Company entered into a consulting agreement with three individuals wherin the Company issued 7,000,002 post reverse shares valued at $856,000.

11.

In October and November of 2015, two different groups converted the notes in the amount of $155,450 along with interest of $4,711 into 9,350,719 post reverse shares of common stock.

12.

During October, November and December the Company has loaned an additional $288,149 to Next Group bringing the total amount Due from Next Group to $384,060.

13.

On December 28, 2015, the Company issued 177,539,180 shares of restricted common stock,  and 8,600,000 shares of the Company’s Series B preferred stock for 100% of Next Group Holdings, Inc. As a result of the agreement, Next Group Holdings, Inc. will become a wholly owned subsidiary of the Company.

14.

On December 28, 2015, Robert Rico resigned as Chief Executive Officer and Director, Calvin Lewis resigned as President and Director, and Kenneth Wiedrich resigned as Director.  Arik Maimon was appointed President, Chief Executive Officer, and Director of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYBD Holdings, Inc.
(Registrant)

Date: February 29, 2016	/s/ Robert Rico

Chief Executive Officer

/s/ Kenneth C. Wiedrich

Chief Financial Officer