Form 10-K/A
period 2014-09-30
Pleasant Kids, Inc.
filed 2016-02-29
CIK 1424657

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

Large accelerated filer [ ]	Non-accelerated filer [ ]

Accelerated filer [ ]	Smaller reporting company [X]

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

Note: The annual report is being amended for the following purposes:

1.

To correct the way in which the derivative liability and the change in fair value of embedded derivative liability were accounted for.

2.

To write off inventory that was originally reported because it is of little or no value.

3.

To write off accounts receivable against sales.  Accounts receivable were six months past due and uncollectible.

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

Domain Names

N/A

Major Customers

The Company is working to diversify its customer base. It does have the potential to have its sales concentrated in just a few customers. The customers are major concerns and have the potential to take all of the product that the Company will be able to produce in the start-up phase.

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

ITEM 3.  LEGAL PROCEEDINGS.

During the fiscal year ended September 30, 2014, the Company failed to answer a lawsuit from Franjose Yglesias-Bertheau for unpaid salary. The lawsuit was based on the 5 year contract that Mr. Yglesias-Bertheau had with the Company and based on the Company not answering the suit Mr. Ylgesias-Bertheau was awarded a $622,968 judgment. Due to the frivolous nature of the claim the $622,968 judgment was reversed. The Company is in the process of settling the final amount owed Mr. Yglesias-Bertheau but does not think that the claim will be in excess of the accrued salary amount of $45,025 that the Company has accrued on its books.

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

Quarter Ended	High	Low
Fiscal Year 2014
Fourth Quarter	$0.60	$0.012
Third Quarter	$0.65	$0.05
Second Quarter	$0.85	$0.10
First Quarter	$1.65	$0.25

Fiscal Year 2013
Fourth Quarter	$0.8.05	$0.55
Third Quarter	$4.95	$0.75
Second Quarter	$12.50	$2.50
First Quarter	$67.50	$2.50

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

Pleasant Kids, Inc.	Year Ended	Year Ended
Statement of Operations	30-Sep-14	30-Sep-13
Revenue	5,246	-

Cost of Goods Sold	46,071	15,553
General & Administrative	301,191	115,850

Officers Compensation	385,962	37,500

Profit/(Loss) from Operations	(727,978)	(137,797)
Other Income or (Loss)	(1,001,836)	(404,591)
Net Loss Before Taxes	(1,729,814)	(573,494)
Income Tax	0	0

Net Loss	(1,729,814)	(573,494)
Net Loss Per Share	(.00)	(.00)

Results of operations for the year ended September 30, 2014 and from July 15, 2013 to September 30, 2014.

Revenue:

Sales for the year ended September 30, 2014, were $5,246 comprised of direct sales to stores and sales on the internet through Amazon.com. In the previous year ended September 30, 2013, the Company had just started operations on July 17, 2013, (inception) and there were no sales.

Cost of Goods Sold:

The Company is reporting Cost of Goods Sold of $46,071 for the year ended September 30, 2014. The cost of goods sold for fiscal year ended 2014 includes inventory write of in the amount of $41,683In the fiscal year ended September 30, 2013 the Company paid $15,553 for raw materials.  The costs were originally accounted for as inventory and written off in the restated financials and reported as cost of goods.

Operating Expenses:

Operating expenses for the year ended September 30, 2014 were $687,153 and operating expenses from inception July 15, 2013 to September 30, 2014 were $840,503.

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

Officer Compensation. For the year ended September 30, 2014, officer compensation was $385,962 and for the period from July 15, 2013 to September 30, 2014 were $423,462. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

Selling, General and Administrative Expense. For the year ended September 30, 2014, selling, general and administrative expense were $120,788 and for the period from July 15, 2013 to September 30, 2014 were $208,052.

Loss from Operations:

Loss from operations was $727,978 for the year ended September 30, 2014 bringing the total loss from operations since inception to $839,646.

Interest Expense:

Interest expense for the year ended September 30, 2014, was $59,930, and is derived from the convertible debenture debt carried by the Company. The accumulative cost for interest expense since inception is $69,296.

Net Loss:

Net Loss from operations for the year ended September 30, 2014, was $1,729,814 bringing the total net loss since inception to $2,303,310. The net operating loss for the fiscal year ended September 30, 2014 was made up of a loss from operations of $727,978 plus other expense items of $1,001,836. The loss since inception of $2,303,310 is made up of a loss from operations of $839,646 and non-operating expenses of $877,706.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company had net current liabilities of $1,593,649 compared to $844,663 as of September 30, 2013. The increase in net current liability is due mainly to an increase in derivative liability of $469,279, an increase in the convertible notes payable balance of $95,461 and an increase of $186,640 in accrued salary. The Company’s balance of cash and cash equivalents at September 30, 2014 is $8,799 compared to $4,658 as of September 30, 2013.

Operational Activities

The Company had cash used in operating activities of $397,927 in the year ended September 30, 2014 and $512,363 from inception July 15, 2013 to September 30, 2014. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had cash used in investing activities of $3,975 in the year ended September 30, 2014 and $3,975 from inception July 15, 2013 to September 30, 2014 which was from the purchase of equipment.

Financing Activities

The Company had cash provided in financing activities of $406,042 in the year ended September 30, 2014 of which $15,000 was from proceeds from loan payable, $52,998 was cash received from sale of stock, $350,511 was from convertible debentures, and $12,467 was paid to notes payable to related parties that are convertible debenture note. The Company had cash provided in financing activities of $525,137 for the period from inception July 15, 2013 to September 30, 2014 of which $15,000 was from proceeds from loan payable, $52,998 was from the sale of stock, $350,511 was from convertible debentures and $106,627 was received from convertible notes payable to related parties.

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

On May 2, 2015, the Registrant accepted the resignation of Danielle M. Adams, CPA of Adams Advisory, LLC (“Adams”), from her engagement to be the independent certifying accountant for the Registrant. As described below, the change in independent public accounting firms is not the result of any disagreement with Adams Advisory, LLC.

Adams was appointed by the Board of Directors to be the auditor on April 19, 2015.  There were no disagreements with Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Adams, would have caused Adams to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On May 10, 2015, the Registrant’s Board of Directors approved the engagement of Anton & Chia, LLP (“Anton”), as Registrant's independent registered public accounting firm. Registrant has not consulted with Anton during its two most recent fiscal years or during any subsequent interim period prior to its appointment as Registrant's auditor with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Registrant's consolidated financial statements, or any other matters or reportable events as defined in Items 304(a)(2)(i) and (ii) of Regulation S-K.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company recognizes there are that additional personnel and counsel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures will have to be added.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of September 30, 2014, our internal controls over financial reporting were not effective and that there were material weaknesses in our internal control over financial reporting.

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

Not all compensation was paid during the fiscal year ended September 30, 2014. Below is the list of accrued salaries due each of the officers as of September 30, 2014:

Robert Rico	$99,697
Calvin Lewis	$75,418
Franjose Jglesias-Bertheau	$45,025
Kenneth Wiedrich	$4,000
Total	$224,140

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

(1) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pleasant Kids, Inc.

We have audited the accompanying balance sheets of Pleasant Kids, Inc. (the “Company”, formerly NYBD Holdings, Inc.) as of September 30, 2014 and September 30, 2013, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended September 30, 2014, and from inception (July 15, 2013) through September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and September 30, 2013, and the results of its operations and its cash flows for the year ended September 30, 2014, and the period from inception (July 15, 2013) through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The Company restated its 2014 financial statements as disclosed in Note 12.

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

/s/ Anton & Chia, LLP

Newport Beach, California

February 29, 2016

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) BALANCE SHEETS (As Restated)

	September 30,	September 30,
	2014	2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,799	$4,658
Inventory		-
Accounts receivable	899	-
Prepaid expense	-	7,010
TOTAL CURRENT ASSETS	9,698	11,668

FIXED ASSETS
Property, plant, and equipment, net of depreciation	3,577	-
Total Fixed Assets	3,577	-

TOTAL ASSETS	$13,275	$11,668

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expense	$16,882	$23,915
Accrued interest	745	9,366
Accrued salary	224,140	37,500
Loan payable	13,260	-
Convertible notes payable, net of discount	223,925	128,464
Derivative liability	1,114,697	645,418
TOTAL CURRENT LIABILITIES	1,593,649	844,663

STOCKHOLDERS' DEFICIT

Common stock payable	-	48,300
Preferred Stock, (par value $.001, 10,000,000 shares authorized, 8,320,000 and 10,000,000 issued and outstanding as of September 30, 2014 and September 30, 2013 respectively	8,320	10,000
Common stock (par value $.001, 10,000,000,000 shares authorized, 3,482,654,232 and 74,207,359 issued and outstanding as of September 30, 2014 and September 30, 2013 respectively	3,482,654	74,207
Additional paid in capital	(2,768,038)	(392,007)
Accumulated deficit	(2,303,310)	(573,494)
TOTAL STOCKHOLDERS' DEFICIT	(1,580,374)	(832,994)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$13,275	$11,668

The accompanying notes are an integral part of these financial statements.

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) STATEMENTS OF OPERATIONS
(As Restated)
	For the Year Ended	(From inception July 15, 2013) to
	September 30, 2014	September 30, 2013
NET REVENUES	$5,246	$-

COST OF REVENUES	46,071	15,553
GROSS PROFIT	40,825	15,553

COSTS AND EXPENSES
Consulting fees	65,175	-
Professional services	115,228	28,586
Officer compensation	385,962	37,500
Selling, general and administrative expenses	120,788	87,264
	687,153	153,350
(Loss) from continuing operations	(727,978)	(153,350)

Other (income) expense
Interest expense	(59,930)	(9,366)
Other income	-	62
Loss on assumption of debt	(75,000)	-
Derivative expense	(503,392)	(281,096)
Change in fair value of embedded derivative liability	(363,514)	(114,191)

Total other (income) and expense	(1,001,836)	(1,404,591)

Net (loss) before income taxes	(1,729,814)	(573,494)

Income taxes	-	-

Net (Loss)	$(1,729,814)	$(573,494)

Earnings (loss) per share
Basic	$(0.00)	$(0.00)

Weighted average number of shares outstanding	427,123,570	427,123,570

The accompanying notes are an integral part of these financial statements

PLEASANT KIDS, INC. (Formerly NYBD Holdings, Inc.) STATEMENTS OF STOCKHOLDERS’ DEFICIT SEPTEMBER 30, 2014 (As Restated)
	Preferred Stock		Common Stock Payable	Common Stock		Additional	Accumulated	Stockholders
	Shares	Amount	Amount	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance July 15, 2013				74,206,359	74,206	(74,206)
Stock issued on share exchange	10,000,000	10,000	48,300	1,000	1	(317,801)		(259,500)
Net loss the period from July 15, 2013 to September 30, 2013							(573,494)	(573,494)
Balance September 30, 2013	10,000,000	$10,000	$48,300	74,207,359	$74,207	$(392,007)	$(573,494)	$(832,996)

Stock issued for services	-	-	-	13,000,000	13,000	59,800-	-	72,800
Stock issued for stock payable	-	-	(48,300)	23,000,000	23,000	25,300	-	-
Stock issued for debt refinancing	-	-	-	3,500,000	3,500	10,150	-	13,650
Stock issue for debt reduction	-	-	-	3,176,946,873	3,176,947	(2,554,819)	-	622,128
Stock issued for Cash				150,000,000	150,000	(97,002)		52,998
Stock issued for conversion of Preferred	(1,680,000)	(1,680)	-	42,000,000	42,000	(40,320)	-	-
Derivative liability adjustment						220,860		220,860
Net loss for year ending Sep 30, 2014							(1,729,814)	(1,729,814)
Balance September 30, 2014	8,320,000	$8,320	$-	3,482,654,232	$3,482,654	$(2,768,038)	$(2,303,310)	$(1,580,374)

The accompanying notes are an integral part of these financial statements

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) STATEMENTS OF CASH FLOWS (As Restated)
	For the Year Ended	(From inception July 15, 2013) to
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,729,814)	$(573,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	59,930	-
Stock issued for services	72,800	-
Stock issued for debt refinancing	13,650	-
Loss on assumption of debt	75,000	-
Fees on convertible notes	7,500	-
Loss on change in fair value of derivative expense	363,514	114,191
Derivative expense	503,392	281,096
Depreciation and amortization	398
Changes in operating assets and liabilities:
(Increase) Decrease in:
Inventory		-
Prepaid expense	7,010	(7,010)
Accounts receivable	(899)
Increase (Decrease) in:
Accrued expense	229,592	70,781
NET CASH USED IN OPERATING ACTIVITIES	(397,927)	(512,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,975)	-
NET CASH PROVIDED BY INVESTING ACTIVITIES	(3,975)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	15,000	-
Stock sold for cash	52,998	-
Proceeds from convertible notes payable	350,511	-
Proceeds from (payments to) convertible notes payable- related parties	(12,467)	119,095
NET CASH PROVIDED BY FROM FINANCING ACTIVITIES	406,042	119,095

NET INCREASE IN CASH AND CASH EQUIVALENTS	4141	4,658

CASH AND CASH EQUIVALENTS:
Beginning of period	4,658	--
End of period	$8,799	$4,658

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--

Non-Cash Financing Activities
Stock issued for debt reduction	$584,751	584,751

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

Inventory

At September 30, 2014, the Company’s inventory consists entirely of raw materials.  The inventory has little or no value and so the Company elected to write it off.

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

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2014
	September 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	$1,114,649	$-	$-	$1,114,697
Total	$1,114,697	$-	$-	$1,114,697

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

At September 30, 2014, the Company has four convertible notes outstanding, net of debt discount totaling $223,925 which if converted at the current stock price would result in 1,520,000,000 new dilutive common shares.

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

NOTE 4 – INVENTORY (as Restated)

There is no inventory stated at cost at September 30, 2014 and 2013.

The Company has written off all inventory at the end of fiscal period ending September 30, 2014.  The inventory was also written off for the period ended September 30, 2013.

NOTE 5 – NOTES PAYABLE (as Restated)

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

On May 8, 2014, Pleasant Kids, Inc (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to KBM WORLDWIDE, Inc. in the principal amount of $53,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on November 8, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $53,000. The Company recorded $1,684.38 of accrued interest pursuant to this convertible note.

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

On August 4, 2014, Pleasant Kids, Inc. (Formerly NYBD Holdings, Inc.) sold and issued a Convertible Promissory Note to KBM WORLDWIDE, Inc. in the principal amount of $27,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of eight (8%), is due on February 4, 2014. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 45% of the Market Price of the Company's common stock on the date of conversion. "Market Price" is defined in the Note as the average of the lowest three (3) trading prices for the Company's common stock during the ten (30) trading days prior to the conversion date. The Company has the right to prepay the Note at any time from the date of issuance until the 180th day the Note was issued at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $27,500. The Company recorded $268.50 of accrued interest pursuant to this convertible note.

On September 3, 2014, Pleasant Kids, Inc (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $25,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2014, the balance on the note is $26,500. The Company recorded $89 of accrued interest pursuant to this convertible note.

As of the fiscal year ended September 30, 2014 the Company has a shareholder loan balance of $106,627 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $90,883. Calvin Lewis is the Vice President and the amount due to him is $15,744. The two notes are 50% convertible notes and are part of the convertible note balance.

As of September 30, 2013, the Company has two convertible notes due to KBM WORLDWIDE, INC and two convertible notes due LG Capital Funding, LLC for a total amount due of $159,500.  The balance of all of the notes net of debt discount are $223,925.

Accrued Interest

As of the year ended September 30, 2014, the Company has accrued interest balance of $745. As of September 30, 2013, the Company had an accrued interest balance of $9,366 pertaining to the outstanding convertible notes.

Derivative Liability

The embedded conversion features of the above convertible notes payable contain discounted conversion price and should be recognized as a derivative instrument. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the year ended September 30, 2014, the Company has a derivative liability balance of $1,114,697. As of September 30, 2013, the Company had a derivative liability of $645,418 pertaining to the outstanding convertible notes. The Company uses the Black Scholes Model to calculate derivate liability.

A summary of the changes in derivative liabilities balance as at September 30, 2014 is as follows:

Fair Value of Embedded Derivative Liabilities:
September 30, 2013	$645,418
Addition	281,256
Settlement	(457,393)
Changes in fair value of derivative liabilities	645,416
As at September 30, 2014	$1,114,697

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

NOTE 6 – ACCRUED SALARY (as Restated)

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

As of the year ended September 30, 2014 and 2013, the Company has unpaid salaries to the officers of the Company of $224,140 and $37,500 broken down as follows:

	September 30, 2014	September 30, 2013
Robert Rico	$99697	$14,583
Calvin Lewis	75418	12,500
Franjose Yglesias-Bertheau	45,025	10,417
Kenneth Wiedrich	4,000
Total	$224,140	$37,500

NOTE 7 – SHAREHOLDER CONVERTIBLE NOTE

As of the fiscal year ended September 30, 2014 the Company has a shareholder convertible note balance of $106,627 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $90,883. Calvin Lewis is the Vice President and the amount due to him is $15,744. As of September 30, 2013 the total amount of the shareholder loans was $119,095 with the total due to Robert Rico being $97,893 and the amount due to Calvin Lewis being $21,202.  The loans are 50% convertible notes (see note5) and as such are part of convertible debentures..No conversions have been made on these notes since they have been issued.

NOTE 8 - RELATED PARTY TRANSACTIONS (as Restated)

Employment agreements with officers

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries for Robert Rico is $175,000 and Calvin Lewis is $150,000.

Convertible notes issued to shareholders

As of the fiscal year ended September 30, 2014 the Company has a convertible note balance of $106,627 from two officers of the Company. Robert Rico is the CEO and his portion of the total loan due of $106,627 is $90,883. Calvin Lewis is the Vice President and the amount due to him is $15,744 of the total loan of $106,627. As of September 30, 2013 the total amount of the shareholder loans was $119,095.  The breakdown of the total balance due on September 30, 2013, of $119,095 was $97,893 due Robert Rico and $21,202 due to Calvin Lewis.  Again these two notes are part of the convertible debentures.

Free office space from its Chief Executive Officer

The Company has been provided office space by its chief executive officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 9 – CONTINGENCY FOR LEGAL SETTLEMENT

As noted in Item 3 – Legal Proceedings: Franjose Yglesias-Bertheau brought a suit for unpaid salary during the fiscal year ended September 30, 2014. The lawsuit was based on the five-year contract that Mr. Yglesias-Bertheau had with the Company and based on the Company not answering the suit brought by Mr. Ylgesias- Bertheau.  As a result, Mr. Ylgesias-Bertheau was awarded a $622,968 judgment. Due to the frivolous nature of the claim the $622,968 judgment was reversed. The Company reached a settlement with Mr. Yglesias-Bertheau and still owes $45,025 on that settlement.  Because the Company did not have the funds to immediately settle the claim there is a slight possibility that the settlement amount might be increased but it is highly unlikely.  The Company believes that the amount accrued for salaries for Mr. Ylgesias-Bertheau will be adequate to settle the claim even if payment is drawn out.

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

11. INCOME TAXES

The provision for income taxes consists of the following for the year ended September 30, 2014 and 2013:

	Year Ended September 30,
	2014	2013
Current:
Federal	$324,105	$67,719

Deferred:
Federal
Increase in valuation allowance	(324,105)	(67,719)
	-

Income tax provision	$0	$0

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 38% to the loss before income taxes as follows:

	Year Ended September 30
	2014	2013
“Expected” income tax benefit	$(852,908)	$(178,207)
State tax expense, net of Federal benefit
Increase in valuation allowance	852,908	178,207
Other
Income tax provision	$.0	$0

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	September 30,
	2014		2013
Deferred tax assets:
Inventory reserves	$		$
Section 263a adjustment
Allowances for bad debts and returns
Accrued expenses		241,767		70,781
Asset valuation reserve
State net operating loss carry forward
Other
Total deferred tax assets		241,767		70,781
Valuation allowance		(241,767)		(70,781)
		0		0

Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax basis.  The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference.  Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes.  The long-term deferred tax assets are fully valued as of September 30, 2014.

NOTE 12 –RESTATEMENT

The financial statements for the year ended September 31, 2014 and 2013, have been restated to correct the way in which the Company accounts for derivative liabilities. The derivative liability that was originally recorded for the period ended September 30, 2014 and 2013, was arrived at by using the Black Scholes analysis to measure the embedded conversion features of the open balances only of the convertible notes at the end of the year.  By using this accounting method the Company’s loss was understated by $1,104,334 for the year ended 2014, and overstated by $974,879 for the period from July 31, 2013 (inception) to September 30, 2013. The accounting method used in the restated financials are based on calculating the fair value of each of the note conversions as well as the ending period values using the Black Scholes analysis. The embedded conversion features of each of the notes is bifurcated and accounted for at fair value.   The Company also has written off the inventory recorded at the end of September 30, 2013 and 2014, and also written off accounts receivable against sales for 2014 and recorded officer compensation for 2013 that was not originally recorded.  As a result of these changes, the Company has recorded adjustments to the Company’s financial statements for the period.  The following statements reflect the adjustments and the restated values:

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) RESTATED BALANCE SHEETS September 30, 2014

ASSETS	Previously
	Reported	Adjustments	As Restated
Current Assets
Cash	$8,799	$-	$8,799
Inventory	39,560	(39,560)	-
Accounts receivable, net	899	-	899
Total Current Assets	49,258	(39,560)	9,698
Fixed Assets
Property, plant and equipment, net	3,577	-	3,577
Total Fixed Assets	3,577	-	3,577
Total Assets	$52,835	$(39,560)	$13,275

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expense	16,882	(1)	16,881
Accrued interest	3,402	(2,657)	745
Accrued salary	186,641	37,500	224,141
Loan payable	13,260	-	13,260
Shareholder loan	106,627	(106,627)	-
Convertible notes payable, net of debt discount	159,500	64,425	223,925
Derivative liability	1,057,005	57,692	1,114,697
Total Current Liabilities	1,543,317	50,332	1,593,649

Total Liabilities	1,543,317	50,332	1,593,649

Stockholders' Deficit
Preferred stock, authorized 10,000,000 shares, series A, $0.001 par value, 8,320,000 issued and outstanding as of September 30, 2014	8,320	-	8,320
Common stock, authorized 10,000,000,000 shares, $0.001 par value, 3842,654,232 issued and outstanding as of September 30, 2014	3,482,654	-	3,482,654
Additional paid in capital	(2,859,333)	91,295	(2,768,038)
Accumulated deficit	(2,122,123)	(181,187)	(2,303,310)
Total Stockholders' Deficit	(1,490,482)	(89,892)	(1,580,374)
Total Liabilities and Stockholders' Deficit	$52,835	$(39,560)	$13,275

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) RESTATED STATEMENTS OF OPERATIONS SEPTEMBER 30, 2014
	Previously Reported	Adjustments	As Restated
Revenues	$5,246	$-	$5,246
Cost of Revenues	10,164	(5,776)	4,388
Gross Profit	(4,918)	5,776	858

Operating Expenses:
Consulting fees	65,175	-	65,175
Professional services	115,228	-	115,228
Officer compensation	385,962	-	385,962
General and administrative expense	132,691	(11,903)	120,788
Total Operating Expenses	699,056	(11,903)	687,153

Loss from continuing operations	(703,974)	17,679	(686,295)

Other Income (Expense):
Interest expense	(32,204)	(27,726)	(59,930)
Loss on assumption of debt	(75,000)	-	(75,000)
Loss on inventory adjustment	-	(41,683)	(41,683)
Change in fair value of embedded derivative liability	-	(363,514)	(363,514)
Derivative expense	237,428	(740,820)	(503,392)
Total other income (expenses)	130,224	(1,173,743)	(1,043,519)

Net loss before income taxes	(573,750)	(1,156,064)	(1,729,814)

Income taxes	-	-	-

Net Loss	$(573,750)	$(1,156,064)	$(1,729,814)

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) RESTATED STATEMENTS OF CASH FLOWS SEPTEMBER 30, 2014

	Previously
	Reported	Adjustments	As Restated
Cash Flows from Operating Activities:
Net Loss	$(573,750)	$(1,156,064)	$(1,729,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense	-	59,930	59,930
Stock issued for services	72,800	-	72,800
Stock issued for debt refinancing	13,650	-	13,650
Loss on assumption of debt	75,000	-	75,000
Fees on convertible notes	7,500	-	7,500
Depreciation and amortization	398	-	398
Change in fair value of derivative liability	(237,428)	1,104,322	866,894
Changes in Operating Assets and Liabilities:			-
(Increase) Decrease in Inventory	(24,007)	24,007	-
Decrease in prepaid	7,010	-	7,010
(Increase) decrease in accounts receivable	(899)	-	(899)
Increase in accrued expenses	261,800	(32,195)	229,605
Net Cash Used by Operating Activities	(397,926)	-	(397,926)

Cash Flows from Investing Activities:
Purchase of fixed assets	(3,975)	-	(3,975)
Net Cash Provided by Investing Activities	(3,975)	-	(3,975)

Cash Flows from Financing Activities:
Proceeds from loan payable	15,000	-	15,000
Stock sold for cash	52,998	-	52,998
Proceeds from Convertible notes	350,511	-	350,511
Proceeds from/(payments to) notes payable-related parties	(12,468)	1	(12,467)
Net Cash Provided by Financing Activities	406,041	1	406,042

Net Increase (Decrease) in Cash	4,140	1	4,141
Cash at Beginning of Period	4,659	-	4,658
Cash at End of Period	$8,799	$1	$8,799

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) RESTATED BALANCE SHEETS September 30, 2013

ASSETS	Previously
	Reported	Adjustments	As Restated
Current Assets
Cash	$4,659	$(1)	$4,658
Inventory	15,553	(15,553)	-
Prepaid expense	7,010	-	7,010
Total Current Assets	27,222	(15,554)	11,668
Total Assets	$27,222	$(15,554)	$11,668

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accrued expense	23,915	-	23,915
Accrued interest	8,587	779	9,366
Accrued salary	-	37,500	37,500
Shareholder loan	119,095	(119,095)	-
Convertible notes payable, net of debt discount	259,500	(131,036)	128,464
Derivative liability	1,423,998	(778,580)	645,418
Total Current Liabilities	1,835,095	(990,432)	844,663
Total Liabilities	$1,835,095	$(990,432)	$844,663

Stockholders' Deficit
Common stock payable	48301	(1)	48300
Preferred stock, authorized 10,000,000 shares, series A, $0.001 par valu10,000,000 issued and outstanding as of September 30, 2013	10,000	-	10,000
Common stock, authorized 750,000,000 shares, $0.001 par value, 74,206,359 issued and outstanding as of September 30, 2013	74,206	-	74,206
Additional paid in capital	(392,007)	-	(392,007)
Accumulated deficit	(1,548,373)	974,879	(573,494)
Total Stockholders' Deficit	(1,807,873)	974,878	(832,995)
Total Liabilities and Stockholders' Deficit	$27,222	$(15,554)	$11,668

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) RESTATED STATEMENTS OF OPERATIONS SEPTEMBER 30, 2013
	Previously Reported	Adjustments	As Restated
Revenues	$-	$-	$-
Cost of Revenues	-	-	-
Gross Profit	-	-	-

Operating Expenses:
Professional services	28,586	-	28,586
Officer compensation	-	37,500	37,500
General and administrative expense	87,264	-	87,264
Total Operating Expenses	115,850	37,500	153,350

Loss from continuing operations	(115,850)	(37,500)	(153,350)

Other Income (Expense):
Interest expense	(8,587)	(779)	(9,366)
Other income	62	-	62
Loss on inventory adjustment	-	(15,553)	(15,553)
Change in fair value of embedded derivative liability	-	(114,191)	(114,191)
Derivative expense	(1,423,998)	1,142,902	(281,096)
Total other income (expenses)	(1,432,523)	1,012,379	(420,144)

Net loss before income taxes	(1,548,373)	974,879	(573,494)

Income taxes	-	-	-

Net Loss	$(1,548,373)	$974,879	$(573,494)

NOTE 13 – SUBSEQUENT EVENT

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

4.

In October, 2015, through November 2015, the Company issued convertible debenture to several groups in the total amount of $429,000

5.

On November 9, 2015 the Company entered into a consulting agreement with three individuals wherin the Company issued 7,000,002 post reverse shares valued at $856,000.

6.

In October and November of 2015, two different groups converted the notes in the amount of $155,450 along with interest of $4,711 into 9,350,719 post reverse shares of common stock.

7.

During October, November and December the Company has loaned an additional $288,149 to Next Group bringing the total amount Due from Next Group to $384,060.

8.

On December 28, 2015, the Company issued 177,539,180 shares of restricted common stock,  and 8,600,000 shares of the Company’s Series B preferred stock for 100% of Next Group Holdings, Inc. As a result of the agreement, Next Group Holdings, Inc. will become a wholly owned subsidiary of the Company.

9.

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