Form 10-K
period 2015-09-30
Pleasant Kids, Inc.
filed 2016-02-29
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $732,145. (This calculation is based on historical data at March 31, 2015). For purposes of the foregoing calculation only, directors, executive officers, and holders of 10% or more of the issuer’s common capital stock have been deemed affiliates.

The number of shares outstanding of the Registrant’s Common Stock as of December 17, 2015, was 41,834,795.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

INTRODUCTORY COMMENT

Throughout this Annual Report on Form 10-K (the "Report"), the terms "we," "us," "our," "PLKD" or "our Company" refers to Pleasant Kids, Inc, a Florida corporation, formerly known as NYBD Holding, Inc.. Unless otherwise stated or unless the context otherwise requires, the description of our business set forth below is of the operations of Pleasant Kids, Inc.

Note about Forward-Looking Statements

Most of the matters discussed in this report include forward-looking statements on our current expectations and projections about future events. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “potential,” “continue,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” “forecasts,” and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are difficult to predict and generally beyond our control, that could cause actual results to differ materially from those expressed, projected or implied in or by the forward-looking statements. Such risks and uncertainties include the risks noted under “Item 1A Risk Factors.” We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS.

Corporate Overview and History of Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.).

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

Subsequent to the year ended September 30, 2015, on December 28, 2015, and effective as of August 15, 2015, the Company issued 177,539,180 shares of its restricted common stock and 8,600,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NEXT).  Based on the completion of the agreement NEXT will become a wholly-owned subsidiary of the Company.    The completion of the agreement is contingent on the successful financial audit of Next Group Holdings, Inc.

On December 31, 2015, we completed our merger with Next Group Holdings, Inc a Florida Corporation.  Our name change and requested symbol change is currently pending with the Financial Industry Regulatory Authority.

As a result of this merger, we adopted Next Group’s corporate structure and began a transition into its business model.  Through our newly acquired subsidiaries we began to engage in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets.

Our new subsidiaries are Next Mobile 360 LLC (100%), a limited liability company formed under the laws of Florida (“Next Mobile”), Meimoun & Mammon, LLC (100%), a limited liability company formed under the laws of Florida (“M&M”), NxtGn, Inc. (65%), a corporation formed under the laws of Florida (“NxtGn”), and Next CALA, Inc. (94%), a corporation formed under the laws of Florida (“Next CALA”).

This new corporate structure is illustrated below.

ITEM 2.  BUSINESS DESCRIPTION

Item 2.01.  Business Description

Next Group Holdings through its operating subsidiaries, engages in the business of using proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets.

PRINCIPAL PRODUCTS

Until the merger we offered retail consumers naturally balanced alkalized spring bottled water for children in an 8oz. bottle through our brand “Pleasant Kids”.

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

OPERATIONS

In connection with our transition into a new business model we discontinued our prior operations.  In the future, the Company plans to engage in the business of using proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets.

Transitioning of operations

Prior to the merger, we operated primarily as a manufacturing, marketing and distribution company.  These operations will be phased out over the coming months.

Sample production, market research and consumer product acceptance of our product began in mid2012. The Company has focused on pre-launch market evaluation of our product in California and Orlando/South Florida for year 2014. The product is currently at the introduction phase of its lifecycle. In April of 2013 Pleasant Kids did market research on the demand for naturally balance alkalized bottle water in Los Angeles, California. In June of 2013 the Company repeated the processes in Orlando, Florida. Pleasant Kids launched its online store in August of 2014 on Amazon.com.. When this model failed to produce profits we decided to seek a suitable merger candidate.

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

Owning our common shares involves a high degree of risk.  You should consider carefully the following risk factors and all other information contained in this information statement.  If any of the following risks occur, the business, financial condition, liquidity, results of operations or as well as our ability of to make distributions to our shareholders, could be materially and adversely affected. In that case, the market price of our common shares could decline significantly, and you could lose all or a part of the value of your ownership in our common shares.  Some statements in this information statement, including statements in the following risk factors, constitute forward-looking statements.  Please refer to the section in this information statement entitled "Forward-Looking Information."

Risks Related to Next Group Holdings.

We have a limited operating history and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit or execute our business plan.

The Company is now engaged in a new business started in 2015. As a result, we have a limited operating history upon which you may evaluate our business and an investment in our common stock may entail significantly more risk than the shares of common stock of a company with a substantial operating history. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include: the absence of a lengthy operating history; insufficient capital to fully realize our operating plan; our ability to anticipate and adapt to a developing market; a competitive environment characterized by well-capitalized competitors; our ability to identify, attract and retain qualified personnel; our reliance on key management personnel.

Because we are subject to these risks, evaluating our business may be difficult. We may be unable to successfully overcome these risks, which could harm our business and prospects. Our business strategy may be unsuccessful and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully address these risks, there may be an adverse effect on our business, results of operations, financial condition and cash flows.

We may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders.

We may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our business plan and operating strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the long term capital appreciation of our common stock.

Due to existing contractual obligations we may not achieve profitability.

Next Group Holdings and/or its subsidiaries are required to perform certain obligations under material contracts with third parties. Next Mobile is required to perform certain obligations under material contracts with Sprint Corporation, Auris, and EZ ILD. M&M is required to perform certain obligations under material contracts with Ariafone Telekom Ltd, Broadvox LLC, IP Network America LLC, Locus Telecommunications LLC, and SMT Telecom (also known in the telecommunications industry as “RAZA”). Next CALA is required to perform certain obligations under material contracts with ITC Financial Licenses, Inc., IH Financial Licenses, Inc., and The Bancorp Bank, and Visa USA, Inc.  NxtGn is required to perform certain obligations under material contracts with Telarix, Inc., Vidyo, Inc., and Vitco.

We are an early entrant in an emerging industry, and the long-term viability of our business strategy is unproven.

As an early entrant in this emerging industry, we are subject to the risk that our business model and business plan may not prove to be a viable long-term business strategy. If it turns out that our strategy is not a viable long-term business strategy, we may not be able to generate meaningful cash flows, which would materially and adversely affect the viability of our business and stock price.

We have well-financed, well-managed competitors and may not be able to adequately compete in our market.

Most of our competitors are larger and have greater financial, technical, marketing, and other resources than we do.  Some of our competitors have seasoned management teams with more experience and expertise in our industry than we do. Some competitors may enjoy significant competitive advantages that result from, among other things, having substantially more available capital, having a lower cost of capital, having greater economies of scale, and having enhanced operating efficiencies compared to ours.

We may not be able to secure sufficient capital to effectively execute our business plan.

We may not be able to attract and obtain sufficient capital from the equity and debt markets, or any other capital markets, to execute our business plan and grow our business. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital expenditures necessary to execute our business plan, and in that event our ability to generate revenue may be significantly impaired.

If we cannot obtain financing, our growth may be limited.

Recent events in the financial markets have had an adverse impact on the credit markets, and, as a result, credit has become significantly more expensive and difficult to obtain, if available at all. Some lenders are imposing more stringent credit terms and there has been and may continue to be a general reduction in the amount of credit available. Many banks are either unable or unwilling to provide new asset-based lending. Tightening credit markets may have an adverse effect on our ability to obtain financing on favorable terms, thereby increasing financing costs and/or requiring us to accept financing with increasing restrictions. If adverse conditions in the credit markets, in particular with respect to our industry, materially deteriorate, our business could be materially and adversely affected. Our long-term ability to grow through additional investments will be limited if we cannot obtain additional financing. Market conditions may make it difficult to obtain financing, and we cannot assure you that we will be able to obtain debt or equity financing or that we will be able to obtain it on favorable terms.

We anticipate being involved in a variety of litigation.

Although we have not been subject to any litigation to date, we anticipate being involved in a range of court proceedings in the ordinary course of business as we continue to operate our business.  While we intend to vigorously defend any non-meritorious action or challenge, no assurance can be given that we will not incur significant expense relating to these matters or that they will not require significant management attention and adversely affect us.

Our business plan involves a number of assumptions that may prove inaccurate, which may cause us to realize substantially different operating results than we hope for.

In developing our business plan and business model, we made a number of assumptions, including assumptions related to annual operating costs, market size and demand, customer retention rates, customer drop-out rates, default rates, and local, national, and worldwide economic conditions. These assumptions may prove inaccurate, causing us our performance and operating results to differ significantly from the performance and operating results we have projected while developing our business plan and business model.

Operating our business on a larger scale could result in substantial increases in our expenses.

As our business grows in size and complexity, we can provide no assurance that we can successfully enter new markets or grow our business without incurring significant additional expenses, that our management platform will ultimately prove to be scalable, and/or that we will be able to achieve economies of scale or we will be able to operate our business on a larger scale than the scale we have historically operated on.

Debt service obligations could adversely affect our operating results, and could adversely affect our ability to make or sustain distributions to our stockholders and the market price of our common stock.

Incurring debt could subject us to many risks, including the risks that:  our cash flows from operations will be insufficient to make required payments of principal and interest; our debt may increase our vulnerability to adverse economic and industry conditions; we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements or that impose limitations on the type or extent of activities we conduct; and we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes.  Additionally, if we do not have sufficient funds to repay any debt we incur when it matures, we may need to refinance the debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of assets on disadvantageous terms, potentially resulting in losses or the incurrence of special taxes and fees that apply to dispositions of assets. To the extent we cannot meet any existing or future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances.

Our financial results in future periods may not be reflective of our earning potential and may cause our stock price to decline.

Our financial results in future periods may not be representative of our future potential.  Since we expect to experience rapid growth, we will have a greater percentage of our portfolio invested in assets in the process of stabilization than we would expect to have as a more mature operation. It will take time and significant cash resources to implement our business plan. In addition, future equity or debt financings may impact our financial results in the fiscal periods following such financings for the same reasons listed above.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we use sophisticated call processing engines and other sophisticated telecommunications technology platforms, and we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in revenue losses, legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.

We are dependent on our executive officers and dedicated personnel, and the departure of any of our key personnel could materially and adversely affect us.

We rely on a small number of persons to carry out our business and investment strategies. Any member of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

Our success depends, in part, upon our ability to hire and retain highly skilled managerial, and operational personnel, and the past performance of our senior management may not be indicative of future results.

The implementation of our business plan may require that we employ additional qualified personnel. Competition for highly skilled managerial, telecommunications, financial and operational personnel is intense, and we cannot assure our stockholders that we will be successful in attracting and retaining such skilled personnel. If we are unable to hire and retain qualified personnel as required, our growth and operating results could be adversely affected.

We are subject to regulation which may adversely affect our ability to execute our business plan.

We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to: federal communications laws and regulations; foreign jurisdiction communications laws and regulations; federal anti-money laundering laws and regulations, including the USA PATRIOT Act (the Patriot Act), the Bank Secrecy Act (the BSA), anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations in the U.S., and similar international laws and regulations, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada); state unclaimed property laws and money transmitter or similar licensing requirements; federal and state consumer protection laws, including the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the CARD Act), and the Durbin

Amendment to Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), and regulations relating to privacy and data security; and foreign jurisdiction payment services industry regulations. We believe that we are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change.  Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

We are subject to Telecommunications Industry Regulation.

Our subsidiaries Next Mobile and M&M are subject to regulation by the Federal Communications Commission and other government agencies and task forces.  M&M holds International and Domestic Section 214 licenses issued by the Federal Communications Commission, which may be suspended or revoked by the Federal Communications Commission if M&M does not strictly comply with all applicable regulations and the terms and conditions under which the International and Domestic Section 214 licenses were issued. Next Mobile and M&M are also subject to foreign jurisdiction communications laws and regulations.  We believe that we, including our subsidiaries, are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change.  Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

We are subject to Anti-Money Laundering Regulation.

We are subject to a comprehensive federal anti-money laundering regulatory regime that is constantly evolving. The anti-money laundering regulations to which we are subject include the BSA, as amended by the Patriot Act, which criminalizes the financing of terrorism and enhances existing BSA regimes through: (a) expanding AML program requirements to certain delineated financial institutions; (b) strengthening customer identification procedures; (c) prohibiting financial institutions from engaging in business with foreign shell banks; (d) requiring financial institutions to have due diligence procedures and, where appropriate, enhanced due diligence procedures for foreign correspondent and private banking accounts; and (e) improving information sharing between financial institutions and the U.S. government. Pursuant to the BSA, we have instituted a Customer Identification Program, (CIP). The CIP is incorporated into our BSA/anti-money laundering compliance program. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business” for additional information. Our subsidiary, Next CALA, is or may become subject to reporting and recordkeeping requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. In addition, provisions of the BSA enacted by the Prepaid Access Rule issued by the Financial Crimes Enforcement Network (FinCEN), impose certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the prepaid products issued by our Next CALA subsidiary, and our issuing banks for which we serve as program manager. In order to qualify for certain exclusions under the Prepaid Access Rule, some of our content providers were required to modify operational elements of their products, such as limiting the amount that can be loaded onto a card in any one day. In addition, pursuant to the Prepaid Access Rule, Next CALA and some of our retail distribution partners have adopted policies and procedures to prevent the sale of more than $10,000 in prepaid access (including closed loop and open loop products that fall under the monetary thresholds outlined above) to any one person during any one day.

We are subject to Anti-Terrorism and Anti-Bribery Regulation.

We are also subject to an array of federal anti-terrorism and anti-bribery legislation. For example, the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) administers a series of laws that impose economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other entities that pose threats to the national security, foreign policy or economy of the United States. As part of its enforcement efforts, OFAC publishes a list of individuals and companies owned or controlled by, or acting for or on behalf of, targeted countries, as well as those such as terrorists and narcotics traffickers designated under programs that are not country-specific and with whom U.S. persons are generally prohibited from dealing.  The Foreign Corrupt Practices Act, or FCPA, prohibits the payment of bribes to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission. The statute has a broad reach, covering all U.S. companies and citizens doing business abroad, among others, and defining a foreign official to include not only those holding public office but also local citizens affiliated with foreign government-run or government-owned organizations. The statute also requires maintenance of appropriate books and records and maintenance of adequate internal controls to prevent and detect possible FCPA violations. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition” for additional information.

We are subject to Consumer Protection Regulation.

We are subject to various federal, state and foreign consumer protection laws, including those related to unfair and deceptive trade practices as well as privacy and data security.  Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition.  A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.”

We are subject to Federal Regulation.

At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the CFPB), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition.  Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed.

We are subject to State Unclaimed Property Regulations.

For some of our prepaid products, we or our issuing banks are required to remit unredeemed funds to certain (but not all) states pursuant to unclaimed property laws. However, unclaimed property laws are subject to change. Costs of compliance or penalties for failure to comply with or changes in state unclaimed property laws and regulations and changes in state tax codes could have a material adverse effect on our business, financial condition and results of operations.

We are subject to Money Transmitter Licenses or Permits .

Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While many states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents.  In those states where we are required to be licensed, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and must comply with various restrictions and requirements, such as those related to the maintenance of certain levels of net worth, surety bonding, selection and oversight of our authorized delegates, permissible investments in an amount equal to our outstanding payment obligations with respect to some of the products subject to licensure, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, retail distribution partners and other third parties, privacy and data security policies and procedures, and other matters related to our business. As a regulated entity, Next CALA may incur significant costs associated with regulatory compliance. We anticipate that compliance costs and requirements will increase in the future for our regulated subsidiaries and that additional subsidiaries will need to become subject to these or new regulations.  If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

We are subject to Privacy Regulation.

In the ordinary course of our business, we collect and store or may collect and store personally identifiable information about customers, holders of our cards, subscribers, and users. This information may include names, addresses, email addresses, social security numbers, driver’s license numbers and account numbers. We also maintain or may maintain a database of cardholder data for our proprietary cards relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. These activities subject us to certain privacy and information security laws, regulations and rules in the United States, including, for example, the privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy and information security statutes and regulations, and the Payment Card Industry Data Security Standard.  These federal and state laws, as well as our agreements with our issuing banks, contain restrictions relating to the collection, processing, storage, disposal, use and disclosure of personal information, and require that we have in place policies regarding information privacy and security. We have in effect a privacy policy relating to personal information provided to us in connection with requests for information or services, and we continue to work with our issuing banks and other third Parties to update policies and programs and adapt our business practices in order to comply with applicable privacy laws and regulations. Certain state laws also require us to notify affected individuals of certain kinds of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition. A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

We are subject to Foreign Regulation.

We are subject to regulation by foreign governments and must maintain permits and licenses in certain foreign jurisdictions in order to conduct our business. Foreign regulations also present obstacles to, or increased costs associated with, our expansion into international markets. For example, in certain jurisdictions we face costs associated with repatriating funds to the United States, administrative costs associated with payment settlement and other compliance costs related to doing business in foreign jurisdictions. We are also subject to foreign privacy and other regulations. These foreign regulations often differ in kind, scope and complexity from U.S. regulations. We are subject to added business, political, regulatory, operational, financial and economic risks associated with our international operations. We operate in a highly and increasingly regulated environment, and failure by us or the businesses that participate in our distribution network to comply with applicable laws and regulations could have a material adverse effect on our business, results of operations and financial condition. Changes in laws and regulations to which we are subject, or to which we may become subject in the future, may materially increase our costs of operation, decrease our operating revenues and disrupt our business.

We are subject to Card Association and Network Organization Rules.

In addition to the federal, state, local, and foreign jurisdiction laws and regulations discussed above, we, our Next CALA subsidiary and our issuing banks, are also subject to card association and debit network rules and standards. The operating rules govern a variety of areas, including how consumers and merchants may use their cards and data security. Each card association and network organization audits us from time to time to ensure our compliance with these standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could result in fines and penalties or the termination of the card association registrations held by us or any of our issuing banks. Changes in card association rules or standards set by Visa or Vanilla Reload, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.

All of the risks related particularly to our subsidiaries Next Mobile, M&M, Next CALA, and NxtGn stated below are also risks related generally to Next Group Holdings:

Risks Related to Next Mobile

Next Mobile has well-financed, well-managed competitors and may not be able to adequately compete in its market.

Next Mobile faces competition from many strong and well-financed competitors and other competitors, including, without limitation, AT&T, Sprint, Viber, WhatsApp, Skype, MetroPCS, TracFone, Telcel, StraightTalk, Simple Mobile, Virgin Mobile, Boost, Net 10, IDT, Boost, and others.

Next Mobile is dependent on the performance of third-party network operators.

MVNO operators, including Next Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Next Mobile uses Sprint’s network to offer its services, and is dependent on the performance of Sprint and its network.

Other Risks Related to Next Mobile.

Please see “Risks Related to Next Group Holdings” for other risks related to Next Mobile.

Risks Related to M&M

M&M has well-financed, well-managed competitors and may not be able to adequately compete in its market.

M&M faces competition from many strong and well-financed competitors and other competitors, engaged in the wholesale transmission and termination of domestic and international long distance voice, text, and data telephone services, including, without limitation, IDT, Skype, Verizon, WhatsApp, Viber, and others.

Other Risks Related to M&M.

Please see “Risks Related to Next Group Holdings” for other risks related to M&M.

Risks Related to Next CALA

Next CALA has well-financed, well-managed competitors and may not be able to adequately compete in its market.

Next CALA faces competition from many strong and well-financed competitors. The prepaid financial services industry is highly competitive and includes competitors such as American Express, First Data, Total Systems Services, Green Dot, NetSpend, Money Network, Momentum, Blackhawk, Prepaid MasterCard, MasterCard RePower, PayPal, Apple Pay, Amex Serve, H&R Block Emerald, J.P. Morgan Chase, and others. Next CALA faces intense competition from existing players in the prepaid card industry. The Company began operations recently and is much smaller than its competitors.

To compete effectively, Next CALA needs to continuously improve its offerings.

Next CALA began operations recently and is substantially smaller than its competitors. As a result, to compete effectively, Next CALA needs to rapidly and continuously improve its offerings.

Next CALA may be unable to attract and retain users.

As of the date of this filing, Next CALA has an operating history of less than one year. If Next CALA cannot increase the number of cardholders using its Next CALA Prepaid Card® GPR cards, and retain its existing cardholders, this will significantly adversely affect Next CALA’s operating results, revenues, financial condition, and ability to remain in business.

Next CALA may be adversely affected by fraudulent activity.

Criminals, including, without limitation, cyber-organized criminal syndicates, and others, use increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products, and customer information. Next CALA relies on third parties for certain transaction processing services, which subjects Next CALA and its customers to risks related to the vulnerabilities of these third parties, as well as Next CALA’s own vulnerabilities to criminals engaged in fraudulent activities.  Fraudulent activity could result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect Next CALA’s business, operating results, and financial condition.

Next CALA may be adversely affected by changes in laws and regulations.

Next CALA operates in an ever-evolving and complex legal and regulatory environment. The provision of prepaid card services is highly regulated and the laws and regulations affecting the industry and the manner in which they are interpreted are subject to change. Changes in laws and regulations could increase compliance and other costs of business activities, require significant systems redevelopment, or render products or services less profitable or obsolete, any of which could have an adverse effect on Next CALA’s operating results.

Other Risks Related to Next CALA.

Please see “Risks Related to Next Group Holdings” for other risks related to Next CALA.

Risks Related to NxtGn

NxtGn has well-financed, well-managed competitors and may not be able to adequately compete in its market.

NxtGn faces competition from many strong and well-financed competitors who engineer, market, and provide robust, innovative telecommunications call processing engines and other telecommunications and telephony platforms.  These competitors include Viber, WhatsApp, Telarix, Speedflow, VoiPSwitch, and others. NxtGn began operations recently and is substantially smaller than many of its competitors.

NxtGn may not be able to operate effectively if it fails to acquire the Optioned Technology.

NxtGn has the option to acquire from Vitco, in consideration for the Option Price, all title, rights and interests in Optioned Technology. The Optioned Technology is currently licensed to NxtGn on a royalty-free basis. If NxtGn fails to acquire the Optioned Technology, NxtGn’s license to use the Optioned Technology basis might expire and might not be renewed, or might not be renewed on favorable terms. The Optioned Technology is essential to the operation of certain functions of NxtGn’s AVYDA Powered by Telarix™ products.

Other Risks Related to NxtGn.

Please see “Risks Related to Next Group Holdings” for other risks related to NxtGn.

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

Research and Development Activities

The Company has not performed any customer-sponsored research and development activities relating to any new products or services during fiscal year 2015.

Environmental Laws

We do not handle, store or transport hazardous materials or waste products. We abide by all applicable federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not anticipate the cost of complying with these laws and regulations to be material.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Office Locations

The Company’s headquarters are located at 1111 Brickell Avenue, Suite 2200,Miami, FL 33131. The Company's management believes that the leased premises are suitable and adequate to meet its needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is traded in the over-the-counter market on the OTCQB under the symbol "PLKD." The following table shows the price range of our Common Stock for each quarter during the years ended September 30, 2015 and 2014. The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. Prices listed are historic prices and have been adjusted to reflect the several stock splits as if it had occurred at the beginning of the earliest period presented.

Quarter Ended	High	Low

Fiscal Year 2015
Fourth Quarter	$0.0500	$0.0001
Third Quarter	$0.0500	$0.0050
Second Quarter	$0.3000	$0.0050
First Quarter	$0.4000	$0.00500

Fiscal Year 2014
Fourth Quarter	$0.6000	$0.0120
Third Quarter	$0.6500	$.0500
Second Quarter	$.8500	$0.1000
First Quarter	$1.6500	$0.2500

Description of Securities

The Company’s authorized capital stock consists of 9,500,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, $0.001 par value per share. As of December 17, 2015, an aggregate of 41,834,795 shares of our common stock were issued and outstanding.

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

Preferred Stock.

Our Articles of Incorporation also provide that we are authorized to issue up to 50,000,000 shares of Series A Preferred Stock and 10,000,000 shares of Series B Preferred Stock with a par value of $.001 per share. As of the date of this report, there are 60,000,000 shares of preferred stock issued and outstanding. Our Board of Directors has the authority, without further action by the shareholders, to issue from time to time the preferred stock in one or more series for such consideration and with such relative rights, privileges, preferences and restrictions that the Board may determine. The preferences, powers, rights and restrictions of different series of preferred stock may differ with respect to dividend rates, amounts payable on liquidation, voting rights, conversion rights, redemption provisions, sinking fund provisions and purchase funds and other matters. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock.

Holders

As of December 17, 2015, there are approximately 550 shareholders of our common stock.

Transfer Agent and Registrar

Olde Monmouth Stock Transfer is currently the transfer agent and registrar for our common stock. Its address is 200 Memorial Parkway, Atlantic Highlands, NJ 07716. Its phone number is (732) 872-2727.

Dividend Policy

The Company has never declared or paid dividends on common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

We did not have any equity compensation plans as of September 30, 2015. Our Board of Directors may adopt an equity compensation plan in the future.

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

Subsequent to the year ended September 30, 2015, on December 28, 2015, and effective as of August 15, 2015, the Company issued 177,539,180 shares of its restricted common stock and 8,600,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NEXT).  Based on the completion of the agreement NEXT will become a wholly-owned subsidiary of the Company.    The completion of the agreement is contingent on the successful financial audit of Next Group Holdings, Inc.

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

Pleasant Kids, Inc.	Year Ended	Year Ended
Statement of Operations	30-Sep-15	30-Sep-14

Revenue	4,843	5,246

Cost of Goods Sold	15,121	4,388
General & Administrative	112,006	301,191

Officers Compensation	356,496	385,962

Profit/(Loss) from Operations	(478,780)	(686,295)
Other Income or (Loss)	(1,346,222)	(1,043,519)
Net Loss Before Taxes	1,825,002)	(1,729,814)
Income Tax	0	0

Net Loss	(1,825,002)	(1,729,814)
Net Loss Per Share	(.14)	(.90)

Results of operations for the year ended September 30, 2015 and September 30, 2014.

Revenue:

Sales for the year ended September 30, 2015, were $4,843 compared to $5,246 for the year ended September 30, 2014. Sales are comprised of direct sales to stores and sales on the internet through Amazon.com. The sales for the year ended September 30, 2014 reflect a write off of accounts receivable where the accounts receivable were netted against sale.

Cost of Goods Sold:

The Company is reporting Cost of Goods Sold of $15,121 for the year ended September 30, 2015, compared to $46,071 for the year ended September 30, 2014.

Operating Expenses:

Operating expenses for the year ended September 30, 2015, were $468,502 compared to $687,153 for the year ended September 30, 2014. The reduced operating expenses for the year ended September 30, 2015 was mainly due to a reduction in Professional expenses of $156,000 from the prior year.

Professional Fees. For the year ended September 30, 2015, professional fees were $24,115 compared to $181,403 for the period from September 30, 2014. This reduction in costs for the current fiscal year is due to less fees paid to Professional promoters.

Officer Compensation. For the year ended September 30, 2015, officer compensation was $356,496 compared to $385,962 and for the period ended September 30, 2014. The officer compensation was higher for the fiscal year ended September 30, 2014, due to the fact that Frank Yglesias was on the payroll for part of the year but left the Company in the fiscal year ended September 30, 2014. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

Selling, General and Administrative Expense. For the year ended September 30, 2015, selling, general and administrative expense were $87,891 compared to $120,788 for the period ended September 30, 2014.

Loss from Operations:

Loss from operations was $478,780 for the year ended September 30, 2015 compared to $727,978 for the year ended September 30, 2014.

Interest Expense:

Interest expense for the year ended September 30, 2015, was $242,172 compared to $59,930 for the year ended September 30, 2014. The large increase in the interest expense for the current year is due to the debt discount associated with the convertible debenture debt carried by the Company.

Change in fair value of embedded derivative liability:

The change in fair value for the year ended September 30, 2015 was a loss of $861,169 compared to $363,514 for the year ended September 30, 2014.   (see note 7 for roll-forward detail of the derivative liability)

Net Loss:

Net Loss from operations for the year ended September 30, 2015, was $1,825,002 compared to $1,729,814 for the fiscal year ended September 30, 2014. This increase in the net loss for the year ended September 30, 2015, is primarily due to non-operating Derivative expenses comprised of $242,172 of interest, derivative expense of 232,715 and $861,169 of change in fair value of embedded liability offset by a reduction in loss from operations of $249,198.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, the Company had net current liabilities of $2,468,767 compared to $1,593,649 as of September 30, 2014. The increase in net current liability is due mainly to an increase in derivative liability of $760,495, an increase in accrued salary of $117,101 offset by a decrease in Convertible notes net of debt discount of $14,186. Our balance of cash and cash equivalents at September 30, 2015 is $0.00 compared to $8,799 as of September 30, 2014.

Operational Activities

The Company had cash used in operating activities of $363,642 in the year ended September 30, 2015 and $397,926 of cash used in operating activities as of September 30, 2014. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had cash used in investing activities of $14,478 in the year ended September 30, 2015, and $3,975 used in investing activities as of September 30, 2014 which was for the purchase of equipment.

Financing Activities

The Company had cash provided in financing activities of $369,321 in the year ended September 30, 2015, of which $343,900 was from convertible debentures, $22,341 was from convertible notes payable to related parties and $3,080 in cash overdrafts.  The Company had cash provided in financing activities of $406,042 for the period ended

September 30, 2014, of which $15,000 was from proceeds from loan payable, $52,998 was from the sale of stock and $350,511 was from convertible debentures and $12,467 was paid to convertible notes payable to related parties.

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

Accounting for Derivative instruments.

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed.  For example, when a debenture converts at a discount to market based on the stock price on the date of conversion.  In such instances, the embedded conversion option of the convertible debentures is bifurcated from the host contract and recorded at their fair value.   In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations.  At the time of conversion, any remaining derivative liability is charged to additional paid-in capital.  For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

In April of 2015, the PCAOB revoked the registration of the Registrant’s prior independent accountant, Terry L. Johnson, and on April 19, 2015, the Company accepted the resignation of Terry L. Johnson as its independent accountant and auditor.

During the Company's 2014 and 2013 fiscal years and through the date of this Current 10Kreport (1) there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference to the subject matter of the disagreements in connection with their report, and (2) there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

The determination of our provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. In the ordinary course of our business, there are transactions and calculations for which the ultimate tax determination is uncertain. In spite of our belief that we have appropriate support for all the positions taken on our tax returns, we acknowledge that certain positions may be successfully challenged by the taxing authorities. We determine the tax benefits more likely than not to be recognized with respect to uncertain tax positions. Although we believe our recorded tax assets and liabilities are reasonable, tax laws and regulations are subject to interpretation and inherent uncertainty; therefore, our assessments can involve both a series of complex judgments about future events and rely on estimates and assumptions. Although we believe these estimates and assumptions are reasonable, the final determination could be materially different than that which is reflected in our provision for income taxes and recorded tax assets and liabilities. (see note 10)

New Accounting Pronouncements

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

(b)  Appointment of Directors and Officers

No new appointments were made to replace Mr. Yglesias-Bertheau or Mr. Yeffett. The list of Directors and Officers as of September 30, 2015, is as follows:

NAME	AGE	POSITION
Robert Rico	41	President/CEO and Director
Calvin Lewis	46	Vice President and Director
Kenneth C. Wiedrich	69	Treasurer/CFO and Director

Subsequent to the fiscal year ended 2015 the Company entered into a plan of merger with Next Group Holdings, Inc.  As part of the merger Robert Rico resigned as CEO and Director, Calvin Lewis resigned as Vice President and director and Kenneth Wiedrich resigned as Director.

Arik Maimoun was appointed as CEO and Chairman of the Board, Michael De Prado was appointed President and Director and Natali Dadon was appointed Director

Off Balance Sheet Arrangements

As of September 30, 2015, the Company had no material off-balance sheet arrangements.

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

Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2015 to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated properly to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company believes there are material weaknesses in internal controls and procedures and the Company recognizes that additional personnel and counsel with expertise in the area of SEC, generally accepted accounting principles (GAAP) and tax accounting procedures need to be added.

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

In connection with the preparation of our annual financial statements, we have assessed the effectiveness of internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management has determined that as of September 30, 2015, our internal controls over financial reporting were not effective and that there are material weaknesses in our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

During the year ended September 30, 2015, there were no significant changes in internal controls of the Company. Material weaknesses in internal control continue to exist.

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

NAME	AGE	POSITION
Robert Rico	41	President/CEO and Director
Calvin Lewis	46	Vice President and Director
Kenneth C. Wiedrich	69	Treasurer/CFO and Director

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

Subsequent to the year ended September 30, 2015 the Company entered into a plan of merger with Next Group Holdings, Inc. and as a result has had a change in Directors and officers.  Below is the list of the new directors and officers with their background descriptions.

Arik Maimon, CEO and Chairman of the Board

Mr. Maimoun is a founder of the Company and has served as its CEO since its inception.  In addition to co-founding the Company and its Next CALA and NxtGn subsidiaries, Mr. Maimon founded the Company’s subsidiaries Next Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s board of directors due to the perspective and experience he brings as our co-founder, Chairman, CEO, and as our largest stockholder.

Michael A. De Prado, President and Director

Mr. De Prado is a founder of the Company and has served as its President since its inception. In addition to co-founding the Company, Mr. De Prado co-founded the Company’s Next CALA subsidiary. Prior to founding the Company and Next CALA, Mr. De Prado spent 20 years in executive positions at various levels of responsibility in the banking, technology, and telecommunications industries. As President of Sales at telecommunications company Radiant/Ntera, Mr. De Prado grew Radiant/Ntera’s sales to more than $200 million in annual revenues. At theglobe.com, Mr. De Prado served as President, reporting directing to Michael S. Egan. Mr. De Prado serves on the Company’s board of directors due to the perspective and experience he brings as our co-founder, President, and COO.

Natali Dadon, Director

Ms Dadon has served as a Director of the Company since its inception.  Prior to joining the Company’s board of directors in a non-executive capacity, Ms. Dadon served for five years as the Vice President for Sales of a privately-held wholesale long distance telecommunications services provider with more than $100 million in annual revenues. Ms. Dadon serves on the Company’s board of directors due to the perspective and experience she brings as a seasoned telecommunications executive and one of the first investors in Next CALA

Involvement In Certain Legal Proceedings

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

Committees of the Board

None

Board Meetings and Committees; Annual Meeting Attendance

During the year ended September 30, 2015, the Company had 5 formal board meetings and conducted other business through Written Actions.

During the year ended September 30, 2014, the Company 3 formal Board meetings and conducted other business through Written Actions.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following tables lists the compensation of the Company's principal executive officers for the years ended September 30, 2015 and September 30, 2014. The following information includes the dollar value of base salaries, bonus awards, the number of non-qualified Company Options granted and certain other compensation, if any, whether paid or deferred. The following information includes the aggregated Company Options issued to the Company's executive officers pursuant to the Merger and those issued under the LTIP.

The following tables sets forth all cash compensation paid by Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.), for the year ended September 30, 2015 and September 30, 2014. The tables below sets forth the positions and compensations for each officer and director of Pleasant Kids, Inc.

Name and Principal Position	Year Ended 9/30/14	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Robert Rico President/Chief Executive Officer	2014	$89,886	-	-	-	-	-	-	$89,886

Calvin Lewis, Vice President	2014	$87,082	-	-	-	-	-	-	$87,082

Franjose Yglesias-Bertheau, COO	2014	$3,820	-	-	-	-	-	-	$3,820

Kenneth C. Wiedrich. CFO	2014	$18,500							$18,500

Name and Principal Position	Year ended 9/30/15	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Comp. ($)	Total ($)
Robert Rico President/Chief Executive Officer	2015	$57,962	-	48,975	-	-	-	5,000	$111,937

Calvin Lewis, Vice President	2015	$57,984	-	48,975	-	-	-	5,000	$111,959

Franjose Yglesias-Bertheau, COO	2015	$10,000	-	-	-	-	-	-	$10,000

Kenneth C. Wiedrich. CFO	2015	$5,000							$5,000

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. Two of the directors, Robert Rico and Calvin Lewis were paid $5,000 each in director fees in the fiscal year ended September 30, 2015.

Option Grants Table

There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table through to date.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no stock options exercised during periods ending September 30, 2015, and September 30, 2014, by the executive officer named in the Summary Compensation Table.

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

Not all compensation was paid during the fiscal year ended September 30, 2014. Below is the list of accrued salaries due each of the officers as of September 30, 2015:

Robert Rico	$167,757
Calvin Lewis	$118,459
Franjose Jglesias-Bertheau	$35,026
Kenneth Wiedrich	$20,000
Total	$341,242

Director Compensation

The Company paid two of the directors, Robert Rico and Calvin Lewis each $5,000 in director fees for the fiscal year ended September 30, 2015.

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

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Robert Rico 4775 Collins Ave., Suite 4205 Miami Beach, FL 33140	Preferred Series “A” Stock Preferred Series “B” Stock Common Stock	23,750,000 5,000,000 42,000	47.5% 50% 0.23%

Calvin Lewis 4779 Collins Ave., Suite 1907 Miami Beach, FL 33140	Preferred Series “A” Stock Preferred Series “B” Stock Common Stock	21,750,000 5,000,000 42,000	43.5% 50% 0.23%

All Officers and Directors	Preferred Series “A” Preferred Series “B” Common	45,500,000 10,000,000 84,000	91% 100% .47%

(1)	Percentage of ownership is based on the issued and outstanding preferred stock series “A” shares as of September 30, 2015 which is 50,000,000.

(2)	Percentage of ownership is based on the issued and outstanding preferred stock series ”B” shares as of September 30, 2015 which is 10,000,000.

(3)	Percentage of ownership is based on the issued and outstanding shares of common stock as of September 30, 2015 which is 17,664,074.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except for the transactions described below, none of the Companies directors, officers or principal shareholders, nor any associate or affiliate of the foregoing, have any interest, direct or indirect, in any transaction or in any proposed transaction, which materially affected the Company during the fiscal year ended September 30, 2015.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As incurred by Pleasant Kids, Inc.

Audit Fees.  Terry L. Johnson, CPA, billed the Company $12,000 for professional services rendered for the annual audit for the year ended September 30, 2014 and $5,000 for professional services rendered for the audit reviews through the first two quarters of fiscal year 2015.  Anton & Chia billed the Company $38,000 for professional services rendered for the annual audit for the year ended September 30, 2015, and the quarterly review of the Company's financial statements for June 30, 2014, the re-audit of 2014, and for other services that are normally provided by an accountant in connection with statutory and regulatory filings or engagements for the fiscal year.

Tax Fees. There were no fees for taxes

All Other Fees.  There were no other fees for the year ended September 30, 2015 and there were no other fees for the year ended September 30, 2014.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc, dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	Filed herewith
3.5	Amendment to articles of incorporation, dated October 7, 2014	Filed herewith
3.6	Amendment to articles of incorporation, dated February 4, 2014	Filed herewith
3.7	Amendment to articles of incorporation, dated May 8, 2014	Filed herewith
3.8	Amendment to articles of incorporation, dated May 19, 2014	Filed herewith
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(1)
4.2	Board minutes amending Series A Preferred Stock	(1)
10.1	Employment Contract – Robert Rico, dated October 1, 2013	(1)
10.2	Employment Contract – Calvin Lewis, dated October 1, 2013	(1)
10.3	Employment Contract – Franjose Yglesias- Bertheau, dated October 1, 2013	(1)
10.4	Convertible Debenture for $153,000 dated 3/19/13 to Asher Enterprises	(1)
10.5	Convertible Debenture for $53,000 dated 5/9/13 to Asher Enterprises	(1)
10.6	Convertible Debenture for $53,000 dated 7/17/13 to Asher Enterprises	(1)
10.7	Convertible debenture for 22,000 dated 11/25/13 issued to LG Capital Funding, LLC	(2)
10.8	Convertible Debenture for 20,000 dated 12/3/13 issued to JMJ Financial	(2)
10.9	Convertible Debenture for $26,000 dated 1/17/14 to Asher Enterprises	(2)
10.10	Convertible Debenture for $125,000 dated 1/17/14 to Redwood Management LLC	(2)
10.11	Convertible Debenture for $50,000 dated 1/17/14 issued to Redwood Management, LLC	(2)
10.12	Convertible Debenture for $32,500 dated 2/20/14 issued to Asher Enterprises	(2)
10.13	Convertible Debenture for $26,000 dated 3/5/14 issued to LG Capital Funding, LLC	(2)
10.14	Convertible Debenture for $53,000 dated 5/8/14 issued to KBM Worldwide, Inc.	(2)
10.15	Convertible Debenture for $22,000 dated 5/27/14 issued to LG Capital Funding, LLC	(2)
10.16	Convertible Debenture for $52,500 dated 7/3/14 issued to LG Capital Funding, LLC	(2)
10.17	Convertible Debenture for $27,500 dated 8/4/14 issued to KBM Worldwide, Inc.	(2)
10.18	Convertible Debenture for $26,500 dated 9/3/14 issued to LG Capital Funding, LLC	(2)
10.19	Convertible Debenture for $52,500 dated 12/30/14 issued to LG Capital Funding, LLC	Filed herewith
10.20	Convertible Debenture for $72,450 dated 2/13/15 issued to LG Capital Funding, LLC	Filed herewith
10.21	Convertible Debenture for $27,000 dated 4/15/15 issued to Service Trading Company LLC	Filed herewith
10.22	Convertible Debenture for $37,000 dated 7/30/15 issued to Service Trading Company LLC	Filed herewith
10.23	Convertible Debenture for $82.500 dated 8/19/15 issued to LG Capital Funding, LLC	Filed herewith
10.24	Convertible Debenture for $72,450 dated 9/21/15 issued to LG Capital Funding, LLC	Filed herewith
14	Code of Ethics for Executives and Senior Officers adopted September 30, 2013	(1)
14.1	Board of Directors Corporate Governance Principals adopted September 30, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

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

(2)

 Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Pleasant Kids, Inc.

We have audited the accompanying balance sheets of Pleasant Kids, Inc. (the “Company”) as of September 30, 2015 and September 30, 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2015 and September 30, 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

February 29, 2016

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) BALANCE SHEETS
		(As Restated)
	September 30,	September 30,
	2015	2014
ASSETS
CURRENT ASSETS
Cash	$-	$8,799
Accounts receivable, net	-	899
TOTAL CURRENT ASSETS	-	9,698

FIXED ASSETS
Property, plant, and equipment, net of depreciation	3,361	3,577
Total Fixed Assets	3,361	3,577
Other Assets
Due from Next Group	95,591	-

TOTAL ASSETS	$98,952	$13,275

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Bank overdraft	$3,080	$-
Accrued expense	10,331	16,882
Accrued interest	15,924	745
Accrued salary	341,242	224,140
Loan payable	13,260	13,260
Convertible notes payable- net of debt discount	209,739	223,925
Derivative liability	1,875,192	1,114,697
TOTAL CURRENT LIABILITIES	2,468,767	1,593,649

STOCKHOLDERS' DEFICIT

Preferred Stock, (par value $.001, 50,000,000 Series A, authorized, 10,000,000 shares Series B authorized, 60,000,000 and 8,320,000 issued and outstanding as of September 30, 2015 and September 30, 2014 respectively	60,000	8,320
Common stock (par value $.001, 9,500,000,000 shares authorized, 17,664,074 and 6,965,334 issued and outstanding as of September 30, 2015 and September 30, 2014 respectively	17,664	6,965
Additional paid in capital	1,680,833	707,652
Accumulated deficit	(4,128,312)	(2,303,310)
TOTAL STOCKHOLDERS' DEFICIT	(2,369,815)	(1,580,373)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$98,952	$13,275

(1)

All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6, 2015, including retroactive adjustment of the common share amounts. (see note 12)

The accompanying notes are an integral part of these financial statements.

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) STATEMENTS OF OPERATIONS
		(As Restated)
	For the Year Ended	For the Year Ended
	Sep 30, 2015	Sep 30, 2014
Revenues	$4,843	$5,245
Cost of Revenues, net	15,121	4,388
Gross Profit (Loss)	(10,278)	857

Operating Expenses:
Consulting fee		65,175
Professional services	24,115	115,228
Officer compensation	356,496	385,962
General and administrative expense	87,891	120,788
Total Operating Expenses	468,502	687,153

Loss from operations	(478,780)	(686,295)

Other Income (Expense):
Interest expense	(242,172)	(59,930)
Loss on repossessed assets	(10,166)	-
Loss on assumption of debt	-	(75,000)
Derivative expense	(232,715)	(503,392)
Change in fair value of embedded derivative liability	(861,169)	(363,514)
Total other income (expense)	(1,346,222)	(1,001,836)

Net Income (Loss) before income taxes	(1,825,002)	(1,729,814)

Income taxes	—	—

Net Income (Loss)	$(1,825,002)	$(1,729,814)

Earnings (Loss) per share; Basic and Diluted	$(0.147)	$(2.025)

Weighted average number of shares outstanding - Basic and Diluted	12,388,020	854,247

(1)

All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6, 2015, including retroactive adjustment of the common share amounts. (see note 12)

The accompanying notes are an integral part of these unaudited condensed financial statements

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc.)
STATEMENTS OF STOCKHOLDERS' EQUITY
As Restated
September 30, 2015

					Stock	Additional		Total
	Preferred Stock		Common Stock		Payable	Paid-in	Retained	Stockholders
	Shares	Amount	Shares	Amount	Amount	Capital	Deficit	Deficit
Balance, September 30, 2013	10,000,000	$10,000	148,415	149	48,300	(317,949)	(573,496)	(832,995)

Stock issued for services	-	-	26,000	26	-	72,774	-	72,800
Stock issued for stock payable	-	-	46,000	46	(48,300)	48,254	-	-
Stock issued for debt refinancing	-	-	7,000	7	-	13,643	-	13,650
Stock issued for debt reduction	-	-	6,353,920	6,353	-	615,775	-	622,128
Stock issued for cash			300,000	300		52,698		52,998
Stock issued for conversion of Preferred	(1,680,000)	(1,680)	84,000	84		1,596
Derivative liability adjustment	-	-	-	-	-	220,861	-	220,861
Net loss for period ending September 30, 2014	-	-	-	-	-	-	(1,729,814)	(1,729,814)
Balance, September 30, 2014	8,320,000	8,320	6,965,334	6,965	-	707,652	(2,303,310)	(1,580,373)

Stock issued for debt reduction			10,698,740	10,699	-	768,403		779,102
Preferred stock Series A issued for payment of salary	41,680,000	41,680				62,520		104,200
Preferred stock Series B issued in payment of debt	10,000,000	10,000				10,000		20,000
Derivative liability adjustment						132,258		132,258
Net loss for period ending September 30, 2015							(1,825,002)	(1,825,002)
Balance, September 30, 2015	60,000,000	$60,000	17,664,074	$17,664	$-	$1,680,833	$(4,128,312)	$(2,369,815)

(1) All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6, 2015, including retroactive adjustment of the common share amounts. (see note 12)

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) STATEMENTS OF CASH FLOWS
		(As Restated)
	For the Year Ended	For the Year Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,825,002)	$(1,729,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest related to debt conversion	211,095	59,930
Stock issued for services	-	72,800
Stock issued for debt refinancing	-	13,650
Loss on repossessed asset	10,166	-
Loss on assumption of debt	-	75,000
Fees on convertible notes	-	7,500
Preferred stock issued for services	6,250	.
Depreciation and amortization	4,528	398
Derivative expense	232,715	503,392
Change in fair value of derivative liability	861,169	363,514
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expense	-	7,010
Accounts receivable	899	(899)
Notes receivable	(95,591)	-
Increase (Decrease) in:
Accrued expense	230,129	229,593
NET CASH USED IN OPERATING ACTIVITIES	(363,642)	(397,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(14,478)	(3,975)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(14,478)	(3,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash overdraft	3,080	-
Proceeds from loan payable	-	15,000
Stock sold for cash	-	52,998
Proceeds from convertible notes payable	343,900	350,511
Proceeds from (payments to) notes payable- related parties	22,341	(12,467)
NET CASH PROVIDED BY FROM FINANCING ACTIVITIES	369,321	406,042

NET INCREASE IN CASH AND CASH EQUIVALENTS	(8,799)	4,141

CASH AND CASH EQUIVALENTS:
Beginning of period	8,799	4,658
End of period	$-	$8,799

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--
Cash paid for interest	$--	$--

Non-Cash Financing Activities
Stock issued for debt reduction	$210,500	584,751

The accompanying notes are an integral part of these financial statements

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014

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

Subsequent to the year ended September 30, 2015, on December 28, 2015, and effective as of August 15, 2015, the Company issued 177,539,180 shares of its restricted common stock and 8,600,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NGH).  The agreement was completed on December 31, 2015.  All future operations of the Company will be that of NGH.  The Company has requested that the Name be changed to Next Group Holdings Inc. and that its symbol be changed accordingly.

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

The Company's continued existence is dependent upon the operation of NGH and its ability  to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.  The Company held no cash equivalents as of September 30, 2015 and September 30, 2014.

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

Inventory

At September 30, 2015, the Company’s inventory consisted entirely of raw materials.  The value of the inventory was minimal and so all inventory was written off.

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

.

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

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities; The Company values it’s available for sale securities using Level 1.

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

Sep 30, 2015
Annual dividend yield	—
Expected life (years)	.01-5
Risk-free interest rate	10%
Expected volatility	369.27%

	Carrying Value	Fair Value Measurements at
	As of Sep 30,	Sep 30, 2015
	2015	Using Fair Value Hierarchy
	(Unaudited)	Level 1	Level 2	Level 3
Liabilities

Derivative liability	1,875,192			1875,192
Total	$1,875,192	$—	$815,283	$1,875,192

	Carrying Value	Fair Value Measurements at
	As of	September 30, 2014
	September 30,	Using Fair Value Hierarchy
	2014	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities	$1,114,649	$-	$-	$1,114,697
Total	$1,114,697	$-	$-	$1,114,697

For the year ended September 30, 2015 the Company recognized a loss of $861,169 on the change in fair value of derivative liabilities.  For the year ended September 30, 2014 the Company recognized a loss of 363,514 on the change in fair value of derivative liabilities.  As at September 30, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

Income Taxes

Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Use of net operating loss carry forwards for income tax purposes may be limited by Internal Revenue Code section 382 if a change of ownership occurs. (see note 12)

Basic Income (Loss) Per Share

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

At September 30, 2015, the Company is reporting $102,637 in convertible notes net of debt discount. The debt discount amounts to $217,763 and the seven convertible notes outstanding total$320,400, which if converted at the current market would result in 24,458,015 new dilutive common shares. At September 30, 2014, the Company had four convertible notes outstanding totaling $159,500 which if converted at the current stock price would result in 12,175,573 new dilutive common shares.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Advertising Costs

The Company's policy regarding advertising is to expense advertising when incurred.

Share Based Payments

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of September 30, 2015, the Company had $29,744 of accounts receivable of which almost all are over 90 days old. The Company has determined that the receivables are uncollectable and is writing off the accounts receivable against sales.  Although the product was shipped and revenue was recognized at time of shipment we are writing off against sales because of the inability to collect on these sales.

NOTE 5 – INVENTORY

There is no inventory stated at cost at September 30, 2015, and 2014.

The Company has also chosen to write off all of its inventory, as the Company’s inventory has very little market value.

NOTE 6 – FIXED ASSETS

Property, plant and equipment consist of the following at June 30, 2015 and September 30, 2014:

	September 30, 2015	September 30, 2014
Property, plant and equipment	$4,572	$3,975
Less: accumulated depreciation	1,211)	(398)
Property and equipment, net	$3,361	$3,577

Depreciation expense for the year ended September 30, 2015 and September 30, 2014 was $1,211 and $398 respectively.

NOTE 7 – NOTES PAYABLE

On September 3, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $26,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $25,000. The Note, together with accrued interest at the annual rate of ten (10%), is due on May 25, 2015. The Note is convertible into the Company's common stock commencing one hundred eighty (180) days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of the year ended September 30, 2015, the balance on the note is $26,500. The Company recorded $2,277 of accrued interest pursuant to this convertible note.

On December 30, 2014, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $52,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note has a deduction for legal expense for a net total payout of $50,000. The Note, which is a the back end portion of the note issued on July 3, 2014, together with accrued interest at the annual rate of 8%, is due on January 3, 2015. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the year ended September 30, 2015, LG Capital converted $50,000 of this debt along with $968 of interest into 4,735,857 post reverse shares of the Company’s common stock, leaving an unpaid balance of $2,500. As of September 30, 2015 the Company recorded $3 of accrued interest pursuant to this convertible note.

On February 13, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a15% OID such that the purchase price shall be $63,000. The Note, together with accrued interest at the annual rate of 8%, is due on February 13, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of September 30, 2015, the balance on the note is $72,450. The Company recorded $3,636 of accrued interest pursuant to this convertible note.

On April 14, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Service Trading Company, LLC, for the principal amount of $27,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 7% OID such that the purchase price shall be $25,000. The Note, together with accrued interest at the annual rate of 8%, is due on April 14, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of September 30, 2015, the balance on the note is $27,000. The Company recorded $624 of accrued interest pursuant to this convertible note.

On July 30, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Service Trading Company, LLC, for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price shall be $35,000. The Note, together with accrued interest at the annual rate of 8%, is due on July 30, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of September 30, 2015, the balance on the note is $37,000. The Company recorded $503 of accrued interest pursuant to this convertible note.

On August 19, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 7% OID such that the purchase price shall be $76,875. The Note, together with accrued interest at the annual rate of 8%, is due on August 19, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of September 30, 2015, the balance on the note is $82,500. The Company recorded $759 of accrued interest pursuant to this convertible note.

On September 21, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a17% OID such that the purchase price shall be $60,000. The Note, together with accrued interest at the annual rate of 8%, is due on September 21, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of September 30, 2015, the balance on the note is $72,450. The Company recorded $143 of accrued interest pursuant to this convertible note.

As of September 30, 2015, the Company has five convertible notes outstanding with LG Capital Funding, LLC totaling $256,400 and two convertible note with Service Trading Company, LLC for $64,000, for total convertible notes due in the amount of $320,400. The balance of the notes net of debt discount is $209,739.  As of September 30, 2014, the Company had convertible notes payable of $159,500.  The balance of the notes as of September 30, 2014, net of debt discount was $223,925.

Accrued Interest

As of the year ended September 30, 2015, the Company has accrued interest balance of $15,924. As of September 30, 2014, the Company had an accrued interest balance of $745 pertaining to the outstanding convertible notes.

Derivative Liability

The embedded conversion features of the above convertible notes payable contain discounted conversion price and should be recognized as a derivative instrument. Such embedded conversion features should be bifurcated and accounted for at fair value. As of the year ended September 30, 2015 and September 30, 2014, the Company had a derivative liability balance of $1,875,172 and $1,114,697, respectively. The Company uses the Black Scholes Model to calculate derivate liability.

A summary of the changes in derivative liabilities balance as at September 30, 2015 is as follows:

Fair Value of Embedded Derivative Liabilities:
September 30, 2014	$1,114,697
Addition	547,924
Settlement	(648,598)
Changes in fair value of derivative liabilities	861,169
As at September 30, 2014	$1,875,192

We calculated the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at September 30, 2015 and 2014:

The following is the range of variables used in revaluing the derivative liabilities at September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Annual dividend yield	0	0
Expected life (years) of	0.01 – .90	0.01 – .90
Risk-free interest rate	10%	10%
Expected volatility	369.27%	465.6%

NOTE8 – ACCRUED SALARY

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

As of the year ended September 30, 2015 and 2014, the Company has unpaid salaries to the officers of the Company of $303,741 and $186,641, respectively, broken down as follows:

	September 30, 2015	September 30, 2014
Robert Rico	$167,757	$99,696
Calvin Lewis	118,459	75418
Franjose Yglesias-Bertheau	35,026	45,026
Kenneth Wiedrich	20,000	4,000
Total	$341,242	$220140

NOTE 9 – SHAREHOLDER LOAN

As of the fiscal year ended September 30, 2015 the Company has a shareholder loan balance of $108,968 from two officers of the Company.  The Company issued two convertible notes, one to Robert Rico who is the CEO of the Company, with a current balance due him of  $91,793, and one to Calvin Lewis who is the Vice President of the Company with a current balance due him of $17,175.  The notes convert at a 50% discount and bear interest of 8%.  No conversions have ever been made on these notes.  Of the total   The balance for September 30, 2015 net of debt discount is $19,265.  As of September 30, 2014 the total amount of the shareholder loans was $106,627 with the

total due to Robert Rico being $90,883and the amount due to Calvin Lewis being $15,744.   The balance of the two notes net of debt discount as of September 30, 2014 was $9,788.

NOTE10 - RELATED PARTY TRANSACTIONS

Employment agreements with officers

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries for Robert Rico is $175,000 and Calvin Lewis is $150,000.

Shareholder loan

As of the fiscal year ended September 30, 2015 the Company has a shareholder loan balance of $108,968 from two officers of the Company. Robert Rico is the CEO and his portion of the total due is $91,793. Calvin Lewis is the Vice President and the amount due to him is $17,175. As of September 30, 2014 the total amount of the shareholder loans was $106,627 with the total due to Robert Rico being $90,883 and the amount due to Calvin Lewis being $15,744. The respective balances net of debt discount are $19,265 as of September 30, 2015 and $$9,788 for September 30, 2014.

Free office space from its Chief Executive Officer

The Company signed a lease for office space at 2525 Ponce De Leon Blvd, Suite 300, Coral Gables, FL 33134, on August 6, 2015 at an annual cost of $24,000.

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

During the fiscal year ended September 30, 2014, the Company increased the authorized number of Common shares four times: On January 14, 2014 the Company increased the authorized from 750,000,000 to 1,500,000,000 shares of common stock; on March 31, 2014, the Company increased the authorized from 1,500,000,000 common stock to 2,500,000,000 shares of common; on May 16, 2014, the Company increased the authorized from 2,500,000,000 common stock to 4,000,000 shares of common stock; and on September 9, 2014, the Company increased the authorized from 4,000,000 shares of common to 10,000,000,000 shares of common. During the fiscal year ended September 30, 2015, on December 9, 2014, the Company again decreased the authorized number of Common shares from 10,000,000,000 to 5,000,000,000.  Then on February 25, 2015, the Company increased the authorized number of Common shares from 5,000,000,000 to 9,500,000,000, which is the amount of authorized shares as of September 30, 2015.

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

During the year ended September 30, 2015, the Company issued 10,698,740 post reverse shares of Common Stock for the conversion and reduction of $210,500 in convertible debt and $6,451 of accrued interest.

On April 26, 2015, the Company approved a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015, so as of September 30, 2015, common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented.

Summary of common stock activity Since September 30, 2014:	Outstanding shares
September 30, 2014 – Balance	6,965,334
Oct 2014 thru September 2015 – shares issued for debt reduction	10,698,740

September 30, 2015 – Balance	17,664,074

12. INCOME TAXES

The provision for income taxes consists of the following for the year ended September 30, 2015 and 2014:

	Year Ended September 30,
	2015	2014
Current:
Federal	$669,649	$324,105

Deferred:
Federal
Increase in valuation allowance	(669,649)	(324,105)
	-

Income tax provision	$0	$0

The actual income tax provision differs from the “expected” tax computed by applying the Federal corporate tax rate of 38% to the loss before income taxes as follows:

	Year Ended September 30
	2014	2013
“Expected” income tax benefit	$(731,118)	$(178,207)
State tax expense, net of Federal benefit
Increase in valuation allowance	731,118	178,207
Other
Income tax provision	$0	$0

The tax effects of temporary differences which give rise to significant portions of the deferred taxes are summarized as follows:

	September 30,
	2014		2013
Deferred tax assets:
Inventory reserves	$		$
Section 263a adjustment
Allowances for bad debts and returns
Accrued expenses		367,497		214,767
Asset valuation reserve
State net operating loss carry forward
Other
Total deferred tax assets		367,497		241,767
Valuation allowance		(367,497)		(241,767)
		0		0

Deferred income taxes are provided for the temporary differences between the carrying values of the Company's assets and liabilities for financial reporting purposes and their corresponding income tax basis.  The temporary differences give rise to either a deferred tax asset or liability in the consolidated financial statements, which is computed by applying current statutory tax rates to taxable and deductible temporary differences based upon the classification (i.e. current or non-current) of the asset or liability in the consolidated financial statements which relates to the particular temporary difference.  Deferred taxes related to differences which are not attributable to a specific asset or liability are classified in accordance with the future period in which they are expected to reverse and be recognized for income tax purposes.  The long-term deferred tax assets are fully valued as of September 30, 2015.

NOTE 13 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist through the date of this filing.

1	On October 19, 2015, the Company issued a convertible debenture to LG Capital Funding, LLC in the amount of $82,500.

2.	On November 13, 2015, the Company issued a convertible debenture to Quarum Holdings, LLC, in the amount of $75,000.

3.	On November 16, 2015, the Company issued a convertible debenture to Mountain Ranch Partners, Inc., in the amount of $100,000.

4.	On November 17, 2015, the Company issued a convertible debenture to Sam Esses, in the amount of $25,000.

5.	On November 20, 2015, the Company issued a convertible debenture to Service Trading Company in the amount of $27,000.

6.	On November 20, 2015, the Company issued a convertible debenture to Service Trading Company in the amount of $37,000.

7.	On November 25, 2015, the Company issued a convertible debenture to LG Capital Funding, LLC in the amount of $82,500.

8.	On November 9, 2015 the Company entered into a consulting agreement with Dennis Ringer wherein the Company issued 4,000,000 post reverse shares valued at $408,000.

9.	On November 9, 2015 the Company entered into a consulting agreement with Gene Kazlow wherein the Company issued 1,000,000 post reverse shares valued at $102,000.

10.	On November 9, 2015 the Company entered into a consulting agreement with Coconut Capital, LLC wherin the Company issued 1,500,002 post reverse shares valued at $156,000.

11.	On December 8, 2015 the Company entered into a consulting agreement with Mountain Ranch Partners, Inc wherin the Company issued 500,000 post reverse shares valued at $180,000.

12.

In October of 2015, LG Capital Funding LLC., converted the balance of the note dated December 30, 2014 in the amount of $2,500 along with interest of $99 into 268,034 post reverse shares of common stock.

13.

In October and November of 2015, LG Capital Funding LLC., converted the note dated February 13, 2015 in the amount of $72,450 along with interest of $779 into 4,547,441 post reverse shares of common stock.

14.	In December of 2015, LG Capital Funding LLC., converted the note dated September 3, 2014 in the amount of $26,500 along with interest of $2,590 into 646,454 post reverse shares of common stock.

15.

In October and November of 2015, Service Trading Company, LLC., converted the note dated April 15, 2015 in the amount of $27,000 along with interest of $1,184 into 3,213,155 post reverse shares of common stock.

16.

In November of 2015, Service Trading Company, LLC.,  converted the note dated November 20, 2015, 2015 in the amount of $27,000 along with interest of $59 into 675,635 post reverse shares of common stock.

17.	In November of 2015, Robert Rico converted 176,400 shares of Preferred Series A stock into 4,410,000 shares of the Company’s common stock

18.	In November of 2015, Calvin Lewis converted 136,400 shares of Preferred Series A stock into 3,410,000 shares of the Company’s common stock

19.

In October, November and December of 2015, the Company issued, as detailed in items 8 through 18  of the subsequent events, 7,000,002 shares of common stock as compensation for consulting agreements, 7,820,000 shares of common stock for the conversion of Preferred Series A, and 9,350,719 shares of common stock for the conversion of debt, resulting in 41,834,795 shares of common stock outstanding as of December 11, 2015.

20.	During October, November and December the Company has loaned an additional $288,149 to Next Group bringing the total amount Due from Next Group to $384,060.

21.

On December 28, 2015, the Company issued 177,539,180 shares of restricted common stock,  and 8,600,000 shares of the Company’s Series B preferred stock for 100% of Next Group Holdings, Inc. As a result of the agreement, Next Group Holdings, Inc. will become a wholly owned subsidiary of the Company.

22.

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