Form 10-Q
period 2015-12-31
Pleasant Kids, Inc.
filed 2016-04-01
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: DECEMBER 31, 2015

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of March 15, 2016 the issuer had 42,638,057 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLEASANT KIDS, INC

(Unaudited)

PLEASANT KIDS, INC (Formerly NYBD Holdings, Inc.) CONDENSED BALANCE SHEETS
ASSETS	(Unaudited)	(Audited)
	December 31,	September 30,
	2015	2015
Current Assets
Cash	$1,184	$-
Total Current Assets	1,184	-
Fixed Assets
Property, plant and equipment, net	3,143	3,361
Total Fixed Assets	3,143	3.361
Other Assets
Due from Next Group	384,060	95,591
Total Assets	$388,387	$98,952

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$1,088	$3,080
Accrued payable & accrued expense	5,616	10,330
Accrued interest	7,288	15,924
Accrued salary	50,026	341,242
Loan payable	13,260	13,260
Convertible notes payable, net of debt discounts	119,756	209,739
Derivative liability	1,224,149	1,875,192
Total Current Liabilities	1,421,004	2,468,767

Total Liabilities	1,421,004	2,468,767

Stockholders' Deficit
Preferred stock, authorized 50,000,000 shares, series A, 10,000,000 shares, Series B $0.001 par value, 59,687,200 issued and outstanding as of December 31, 2015 and 60,000,000 issued and outstanding as of September 30, 2015	59,687	60,000
Common stock, authorized 9,500,000,000 shares, $0.001 par value141,834,795 issued and outstanding as of December 31, 2015 and 17,664,074 shares issued and outstanding as of September 30, 2015 (1)	41,835	17,664
Additional paid in capital	3,827,155	1,680,833
Prepaid consulting fees	(302,500)	-
Accumulated deficit	(4,658,793)	(4,128,312)
Total Stockholders' Deficit	(1,032,617)	(2,369,815)
Total Liabilities and Stockholders' Deficit	$388,387	$98,952

(1)

All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6,

2015, including retroactive adjustment of the common share amounts. (see note 1 )

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC
(Formerly NYBD Holdings, Inc)
STATEMENTS OF OPERATIONS
	For the Three Months
	Ended December 31,
	2015	2014
Revenues	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses:
Consulting fees	479,000	-
Professional services	16,650	8,546
Officer compensation	-	87,249
General and administrative expense	42,112	11,494
Total Operating Expenses	537,762	107,289

Loss from continuing operations	(537,762)	(107,289)

Other Income (Expense):
Interest expense	(187,258)	(54,412)
Gain on extinguishment of debt	202,460	-
Derivative expense	(430,834)	-
Change in fair value of embedded derivative liability	422,913	(321,886)
Total other income (expenses)	7,281	(376,298)

Net loss before income taxes	(530,481)	(483,487)

Income taxes	-	-

Net Loss	$(530,481)	$(483,487)

Earnings (loss) per share; Basic	$(0.02)	$(0.03)

Weighted average number of shares outstanding	31,470,550	14,183,117

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC. (Formerly NYBD Holdings, Inc.) STATEMENTS OF CASH FLOWS (Unaudited)
	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2015	December 31, 2014
Operating Activities:
Net Loss	$(530,481)	$(483,487)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest related to debt conversion	179,026	54,412
Stock issued for services	469,000	-
Gain on extinguishment of debt	(202,460)	-
Commission and fees on notes	18,750	2,500
Depreciation and amortization	218	540
Changes in fair value of derivative liability	7,921	321,886
Changes in Operating Assets and Liabilities:
Increase in notes receivable	(288,469)	-
Increase in accounts receivable	-	(9,071)
(Decrease) Increase in accrued expenses	(87,532)	55,464
Net Cash Used in Operating Activities	(434,027)	(57,756)

Investing Activities:
Purchase of fixed assets	-	(4,100)
Net Cash Used in Investing Activities	-	(4,100)

Financing Activities:
Cash overdraft	(1,992)	-
Proceeds from convertible notes	437,250	50,000
Proceeds from (payments to) notes to related parties	(48)	11,941
Net Cash Provided by Financing Activities	435210	61,941

Net Increase in Cash	1,184	85
Cash at Beginning of Period	-	8,799
Cash at End of Period	$1,184	$8,884

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued upon conversion of debt	$155,450	$53,000

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

On April 26, 2015, the Company approved a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015, so as of June 30, 2015, common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented

Subsequent to the quarter ended December 31, 2015, on January 12, 2016, and effective as of January 12, 2016, the Company issued 177,539,180 shares of its restricted common stock and 8,600,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NGH).  The agreement was completed on January 12, 2016, after the completed filing with the State of Florida.  All future operations of the Company will be that of NGH.  The Company has requested that the Name be changed to Next Group Holdings Inc. and that its symbol be changed accordingly.

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

The accompanying unaudited condensed interim financial statements have been prepared on a basis consistent with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed interim financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The results of operations for the periods are not necessarily indicative of the results expected for the full year or any future period. These statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 as filed with the SEC on February 29, 2016.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of December 31, 2015 and September 30, 2015.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. There was no impairment to its long-lived assets as of December 31, 2015 and September 30, 2015, respectively.

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2015
Annual dividend yield	—
Expected life (years)	.01-5
Risk-free interest rate	49%
Expected volatility	643.44%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2015
	December 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liability	1,224,149		-	1,224,149
Total	$1,224,149	$—	$-	$1,224,149

For the three months ending December 31, 2015 the Company recognized a gain of $422,913 on the change in fair value of derivative liabilities.  For the three months ending December 31, 2014 the Company recognized a loss of $321,886 on the change in fair value of derivative liabilities.  As at December 31, 2015 the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

At December 31, 2015, the Company has ten convertible notes outstanding net of debt discount of $119,576.  The amount owed on the ten notes themselves total $620,950 which if converted at the current market price of $0.16 per share would result in 3,880,938 new dilutive common shares.

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

Recently Issued Accounting Standards

In April 7, 2015 the FASB issued Accounting Standards Update “ASU” 2015-03 on “Interest —Imputation of Interest (Subtopic 835-30)”  To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This ASU 2015-3 is effective for annual periods ending after December 15, 2015, and interim periods and annual periods thereafter. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 4 – FIXED ASSETS

Property, plant and equipment consist of the following at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Office equipment	$4,572	$4,572
Less: accumulated depreciation	(1,429)	(1,211)
Property and equipment, net	$3,143	$3,361

Depreciation expense for the three months ended December 31, 2015 and September 30, 2015 was $217 and $217 respectively.

NOTE 5 – DUE FROM NEXT GROUP

As of December 31, 2015, the Company had an amount due from Next Group Holdings, Inc. (NGH) of $384,060.  This amount was loaned to NGH as part of the process of completing the merger agreement between Pleasant Kids, Inc. and NGH.  The merger agreement was signed on December 31, 2015, but it was not completed until January 12, 2016, when the merger agreement was filed with and stamped approved by the State of Florida.  At the conclusion of the merger NGH became a wholly owned subsidiary of Pleasant Kids, Inc.  As such, this note will be eliminated on the consolidated financial statements of the merged companies and will not show up as either a receivable or a payable.  So the receivable shown on this financial statement of Pleasant Kids is not a receivable that will be collected but only a note of the amount loaned to NGH as part of the merger agreement.

NOTE  6 – NOTES PAYABLE

On July 30, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Service Trading Company, LLC, for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price shall be $35,000. The Note, together with accrued interest at the annual rate of 8%, is due on July 30, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $37,000. The Company recorded $1,249 of accrued interest pursuant to this convertible note

On August 19, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 7% OID such that the purchase price shall be $76,875. The Note, together with accrued interest at the annual rate of 8%, is due on August 19, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $82,500. The Company recorded $2,423 of accrued interest pursuant to this convertible note.

On September 21, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a17% OID such that the purchase price shall be $60,000. The Note, together with accrued interest at the annual rate of 8%, is due on September 21, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $72,450. The Company recorded $1,604 of accrued interest pursuant to this convertible note.

On October 19, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 19, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $82,500. The Company recorded $1,320 of accrued interest pursuant to this convertible note.

On November 13, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Quarum Holdings, LLC, for the principal amount of $75,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 13, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $75,000. The Company recorded $789 of accrued interest pursuant to this convertible note.

On November 16, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Mountain Ranch Partners, Inc., for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 16, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $100,000. The Company recorded $986 of accrued interest pursuant to this convertible note.

On November 17, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Sam Esses, for the principal amount of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 17, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $25,000. The Company recorded $241 of accrued interest pursuant to this convertible note.

On November 20, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to Service Trading Company, LLC, for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price shall be $35,000. The Note, together with accrued interest at the annual rate of 8%, is due on November 20, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $37,000. The Company recorded $332 of accrued interest pursuant to this convertible note.

On November 25, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 25, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $82,500. The Company recorded $651 of accrued interest pursuant to this convertible note.

On December 24, 2015, Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) sold and issued a Convertible Promissory Note to LG Capital Funding, LLC, for the principal amount of $27,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 24, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest closing bid price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of December 31, 2015, the balance on the note is $27,000. The Company recorded $41 of accrued interest pursuant to this convertible note.

As of December 31, 2015, the Company has five convertible notes outstanding with LG Capital Funding, LLC totaling $346,950, two convertible note with Service Trading Company, LLC for 74,000, a convertible note with Quarum Holdings, LLC for $75,000, a convertible note with Mountain Ranch Partners, Inc. for $100,000, and a convertible note with Sam Esses for $25,000, for total convertible notes due in the amount of $620,950.  As of September 30, 2015, the Company had convertible notes payable due in the amount of $320,400, and the notes net of discount is $209,739.

Accrued Interest

At December 31, 2015, the Company has recorded accrued interest of $7,288 pertaining to the outstanding convertible notes. As of September 30, 2015, the Company recorded $15,924 of accrued interest pertaining to the outstanding convertible notes.

Derivative Liability

The embedded conversion features of the above convertible notes payable contain discounted conversion price and should be recognized as a derivative instrument. Such embedded conversion features should be bifurcated and accounted for at fair value. At December 31, 2015 and September 30, 2015, the Company had $2,104,269 and $1,875,192 in derivative liability, respectively. In the three months ended December 31, 2015, the Company has a gain on changes in derivative liability of $422,913. In the three months ended December 31, 2014, the Company has a loss on changes in derivative liability of $321,886.

A summary of the changes in derivative liabilities balance as at December 31, 2015 is as follows:

Fair Value of Embedded Derivative Liabilities:
September 30, 2015	$1,875,192
Addition	886,834
Settlement	(1,114,964)
Changes in fair value of derivative liabilities	(422,913)
As at December 31, 2015	$1,224,149

We calculate the derivative liability using the Black Scholes Model which factors in the Company’s stock price volatility as well as the convertible terms applicable to the outstanding convertible notes. The following is the range of variables used in revaluing the derivative liabilities at December 31, 2015 and September 30, 2015:

	December 31, 2015	September 30, 2015
Annual dividend yield	0	0
Expected life (years) of	0.01 – .92	0.01 – .90
Risk-free interest rate	49%	10%
Expected volatility	628.40%	369.27%

NOTE 7– ACCRUED SALARY

On October 1, 2013, the Company entered into Employment Contracts with Robert Rico, President/CEO and Calvin Lewis, Vice President. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

On December 28, 2015 Robert Rico and Calvin Lewis resigned from the board of directors and as officers of the Company.  With the resignation and as part of the Share Exchange Agreement with Next Group Holdings, Inc., Robert Rico and Calvin Lewis also forgave all unpaid salaries.

The Company also has a consulting agreement with Kenneth C. Wiedrich. Mr. Wiedrich is to be paid $2,000 per month to provide accounting services, and part time CFO duties. This monthly fee was reduced to $0.00 based on the agreement that past salaries would be paid.

As of the quarter ended December 31, 2015 and as of the year ended September 30, 2015, the Company has unpaid salaries to the officers of the Company of $50,026 and $341,242, respectively, broken down as follows:

	September 30, 2015	September 30, 2015
Robert Rico	$-	$167,757
Calvin Lewis	-	118,459
Franjose Yglesias-Bertheau	35,026	35,026
Kenneth Wiedrich	15,000	20,000
Total	$50,026	$341,242

NOTE 8– SHAREHOLDER LOAN

There was no shareholder loan balance due as of December 31, 2015. The amount was owed the two former officers of the Company, Robert Rico is the CEO and Calvin Lewis the Vice President were forgiven as part of the Share Exchange Agreement.  As of September 30, 2015 the total amount of the shareholder loans was $19,265 net of debt discount and was part of the convertible note balance.

NOTE  9– STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $.001.These Series A Preferred Shares shall for a period of 48 months from the date of issuance, be convertible in aggregate into that number of fully paid and non-assessable shares of the common stock of the Corporation, equal to seventy-five percent (75%) of the post conversion issued and outstanding common stock of the Corporation on the date of conversion.  Holders of Series A Preferred Stock shall be entitled to 25 votes per 1 vote of common stock, voting together with the holders of common stock. Holders of Series A Preferred Stock will also be entitled to convert 1 share of Series A Preferred Stock into 25 shares of common stock at any time.

The Company has 10,000,000 shares of Preferred Stock are designated as Series B. The Series B Preferred Stock is not convertible into Common Stock at any time and is not entitled to dividends of any kind or liquidation, dissolution rights of any kind. The holders of Series B Preferred Stock shall be entitled to 1,000 votes for each share of Series B Stock that is held when voting together with holders of the Common Stock.

On March 18, 2015, Robert Rico and Calvin Lewis each purchased 19,590,000 shares of Preferred Stock Series A for $48,975 each. The $48,975 amount was deducted from their respective accrued salaries. The Company also issued 2,500,000 shares of Preferred Stock Series A to a marketing representative for services rendered.

On March 20, 2015, Robert Rico and Calvin Lewis each purchased 5,000,000 shares of Series B Preferred for the sum of $10,000 each. The $10,000 was deducted from each of their respective shareholder loans.

On November 4, 2015, Robert Rico converted 176,400 shares of Preferred Stock Series A into 4,410,000 shares of Common Stock and Calvin Lewis converted 136,400 shares of Preferred Stock Series A into 3,410,000 shares of Common Stock.

Common Stock

The Company has 9,500,000,000 shares of common stock authorized with a par value off $.001.

During the quarter ended December 31, 2015 ended, the Company has issued shares of commons stock for the conversion and reduction of $160,161 in convertible notes payable and $4,711 of accrued interest.   During the year ended September 30, 2015, the Company issued 10,698,740 post reverse shares of Common Stock for the conversion and reduction of $210,500 in convertible debt and $6,451 of accrued interest.

The Company also issued 7,000,002 shares for consulting fees for services to be rendered during the quarter ended December 31, 2015. The shares were valued at market value of $771,500 on the issuance dates. The Company recorded $469,000 as consulting expense and $302,500 as prepaid consulting fees as of December 31, 2015.

Summary of common stock activity Since September 30, 2014:	Outstanding shares
September 30, 2014 – Balance	6,965,334
Oct 2014 thru Sep 2015 – shares issued for debt reduction	10,698,740
Oct 2015 thru Dec 2015 – shares issued for debt reduction	9,350,719
Oct 2015 thru Dec 2015 – shares issued for conversion of preferred shares	7,820,000
Oct 2015 thru Dec 2015 – shares issued for services	7,000,002
June 30, 2015 - Balance	41,834,795

NOTE 10 – SUBSEQUENT EVENT

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

1.

On January 12, 2016, the agreement signed on December 28, 2015, became effective wherein the Company issued 177,539,180 shares of restricted common stock, and 8,600,000 shares of the Company’s Series B preferred stock for 100% of Next Group Holdings, Inc. As a result of the agreement, Next Group Holdings, Inc. will become a wholly owned subsidiary of the Company.

2.

On January 12, 2016, the 177,539,180 shares of restricted common issued according to the agreement was based on the conversion of 7,101,567 of Preferred Series A stock.  In February 2016, an additional 3,400,000 shares of restricted common was issued based on the conversion of 136,000 shares of Preferred Series A stock.  The 42,449,633 remaining shares of Preferred Series A was then retired.

3.

On March 17, 2016, the Company issued 803,262 shares of common stock for reduction of $72, 450 of principal and $7,876.21 of interest on a note with LG Capital Funding, LLC dated September 21, 2015.

4.

On March 17, 2016, the Company issued 201,649 shares of common stock for reduction of $14,490 of principal / penalty and $1,642 of interest on a note with LG Capital Funding, LLC dated September 21, 2015.

5.

On March 9, 2016 the Company signed a term sheet with LG Capital Funding, LLC wherein the Company will receive $500,000 of funding over a one-year period.  The Company received the first funding of $50,000 upon the signing of the agreement on March 9, 2016.

6.

On March 9, 2016 the Company signed a term sheet with Quarum Holdings, LLC wherein the Company will receive $500,000 of funding over a one-year period.  The Company received the first funding of $50,000 upon the signing of the agreement on March 9, 2016.

7.

On March 9, 2016 the Company signed a term sheet with Cerberus Financial Group, Ltd wherein the Company will receive $500,000 of funding over a one-year period.  The Company received the first funding of $50,000 upon the signing of the agreement on March 9, 2016.

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

On April 26, 2015, the Company approved a reverse stock split. The outstanding common shares of the Company shall be decreased on the basis of 500 shares of Common Stock becoming 1 share of Common Stock (1:500 reverse split) without changing the par value of the shares of the Corporation and without changing the amount of the authorized shares of the Corporation. FINRA approved the reverse split on July 6, 2015, so as of June 30, 2015, common stock, additional paid-in capital, share and per share data for prior periods have been restated to reflect the stock split as if it had occurred at the beginning of the earliest period presented

Overview

Pleasant Kids, Inc. (Formerly NYBD Holding, Inc.) was incorporated in July 17th, 2013 with a Fiscal Year Ending of September 30th. Pleasant Kids is a Florida Corporation engaged in the business of producing, marketing and distributing naturally balanced alkalized water for children, including and not limited to organic natural juices.

Subsequent to the quarter ended December 31, 2015, on January 12, 2016, and effective as of August 15, 2015, the Company issued 177,539,180 shares of its restricted common stock and 8,600,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NEXT).  Based on the completion of the agreement NEXT will become a wholly-owned subsidiary of the Company.    The completion of the agreement is contingent on the successful financial audit of Next Group Holdings, Inc.

On December 31, 2015, we signed our merger with Next Group Holdings, Inc. a Florida Corporation but the transaction was not completed until January 12, 2016, when the document was filed with the State of Florida.  Our name change and requested symbol change is currently pending with the Financial Industry Regulatory Authority.

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

I tem 2.01.  Business Description

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

OPERATIONS

In connection with our transition into a new business model the Company is phasing out our prior operations.  In the future, the Company plans to engage in the business of using proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets.

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

OUR MARKET

The Company plans to target emerging markets worldwide.

Results of operations for the three months ended December 31, 2015 and 2014.

Revenue

Sales for the three months ended December 31, 2015, were $0, compared to sales of $0 for the three months ended December 31, 2014.

Cost of Goods Sold

The Company is reporting Cost of Goods Sold of $0 for the three months ended December 31, 2015, compared to $0 for the three months ended December 31, 2014.

Operating Expenses

Operating expenses for the three months ended December 31, 2015, were $537,762 compared to $107,189 for the three months ended December 31, 2014. Operating expenses were greater in the three months ended December 31, 2014 due mainly to a consulting fee charge of $479,000.   The expense was incurred through the issuance of 7,000,002 shares of common stock for services.

Professional Fees. For the three months ended December 31, 2015, professional fees were $16,650 compared to $8,446 for the three months ended December 31, 2014.

Officer Compensation. For the three months ended December 31, 2015, officer compensation was $0 compared to $87,249 for the three months ended December 31, 2014. On October 1, 2013, the Company entered into employment agreements with Robert Rico, CEO and Calvin Lewis, VP. The contracts each have a term of 5 years with a base salary plus a bonus of 2% of sales annually. The annual base salaries are as follows:

Robert Rico	$175,000
Calvin Lewis	$150,000

On December 28, 2015 Robert Rico and Calvin Lewis resigned from the board of directors and as officers of the Company.  With the resignation and as part of the Share Exchange Agreement with Next Group Holdings, Inc., Robert Rico and Calvin Lewis also forgave all unpaid salaries and did not accrue any salary for the three month period ended December 31, 2015.

Selling, General and Administrative Expense. For the three months ended December 31, 2015, selling, general and administrative expense was $42,112 compared to $10,593 for the three months ended December 31, 2014.

Loss from Operations:

Loss from operations was $537,762 for the three months ended December 31, 2015, compared to Loss from Operations of $107,189 for the three months ended December 31, 2014.

Interest Expense:

Interest expense for the three months ended December 31, 2015, was $187,258, and is derived from the convertible debenture debt carried by the Company. For the three months ended December 31, 2014, the interest expense was $54,412. The interest expense for the three months ended December 31, 2015, is higher due to the fact that the convertible notes outstanding have increased as of December 31, 2015.

Net Loss:

Net Loss from operations for the three months ended December 31, 2015, was $530,481 compared to a loss of $483,487 for the three months ended December 31, 2014. The greater loss for the three months ended December 31, 2015 is due mainly to a gain on the change in fair value of embedded derivative liability of $422,913 and Derivative expense of $430,834 offset by a gain on extinguishment of debt of $202,460, compared to a loss on the change in fair value of embedded derivative liability of $321,886 for the three months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, the Company had net current liabilities of $1,421,004 compared to $2,468,767 as of September 30, 2015. The decrease in net current liability is due mainly to increase in derivative liability of $651,043. The Company has a bank balance of $1,184 for the period ended December 31, 2015, compared to a bank overdraft of $3,080 as of September 30, 2014.

Operational Activities

The Company had cash used in operating activities of $434,027 in the three months ended December 31, 2015, and $57,756 for the three months ended December 31, 2014.The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company had zero cash used in investing activities during the three months ended December 31, 2015, and $4,100 in the three months ended December 31, 2014, which was for the purchase of furniture, equipment and a vehicle.

Financing Activities

The Company had cash provide from mostly proceeds from convertible debentures in financing activities of $427,250 for the three months ended December 31, 2015, and $50,000 for the three months ended December 31, 2014.

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

Going Concern

The Company has a working capital deficiency of $2,770,547 and accumulated deficit of $6,588,362 as of December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the fiscal year ended September 30, 2014, Pleasant Kids, Inc, (formerly NYBD Holdings, Inc.) failed to answer a lawsuit from Franjose Yglesias-Bertheau for unpaid salary. The lawsuit was based on the 5 year contract that Mr. Yglesias-Bertheau had with the Company and based on the Company not answering the suit Mr. Ylgesias-Bertheau was awarded a $622,968 judgment. Due to the frivolous nature of the claim the $622,968 judgment was reversed. The Company is in the process of settling the final amount owed Mr. Yglesias-Bertheau but does not think that the claim will be in excess of the accrued salary amount of $35,029 that the Company has accrued on its books.

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

During the three months ended December 31, 2015, the company issued 9,350,719 shares of Common Stock in settlement of $155,450 of debt and $4,711 of interest, 7,820,000 shares of commons stock for the conversion of 312,800 shares of preferred stock, and 7,000,000 shares of common stock for services. The total number of shares issued and outstanding for the company is 41,834,795 as of December 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None

ITEM 4. [Removed and Reserved]

None

ITEM 5. OTHER INFORMATION

None

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

Pleasant Kids, Inc.
(Registrant)

Date: April 1, 2016	By:	/s/ Arik Maimoun
Chief Executive Officer
	By:	/s/ Kenneth C. Wiedrich
Chief Financial Officer