Form 10-K/A
period 2013-09-30
NEXT GROUP HOLDINGS, INC.
filed 2016-06-03
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No 2)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

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

The number of shares outstanding of the Registrant’s Common Stock as of January 14, 2014, was 119,902,417

DOCUMENTS INCORPORATED BY REFERENCE:

None.

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K of NYBD Holding, Inc. (the "Company") for the year ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on January 14, 2014, (the "Original Filing"), then an Amendment No. 1 being filed on February 29, 2016, is being filed solely to include the XBRL Exhibits.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

PART III

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description

3.1	Articles of Incorporation, League Now Holdings Corporation
3.2	Articles of Incorporation, Pleasant Kids, Inc.
3.3	Articles of Incorporation, Amendment No. 1 to Preferred Shares Designation
3.4	Articles of Incorporation, Amendment No. 2 to Preferred Shares Designation
3.5	Articles of Incorporation, Amendment to Increase Authorized Shares
3.6	Articles of Merger with state of Florida
3.7	Corporate Code of Ethics
3.8	Corporate Governance Principles
10.1	Share Exchange Agreement between NYBD Holding, Inc. and Pleasant Kids, Inc. (1)
10.2	Convertible Promissory Note dated March 19, 2013 between League Now Holding Corp. and Asher Enterprises, Inc.
10.3	Convertible Promissory Note dated May 9, 2013 between NYBD Holding, Inc. (f/k/a League Now Holding Corp.) and Asher Enterprises, Inc.
10.4	Convertible Promissory Note dated July 17, 2013 between NYBD Holding, Inc. (f/k/a League Now Holding Corp.) and Asher Enterprises, Inc.
10.5	Employment Agreement- Robert Rico
10.6	Employment Agreement- Calvin Lewis
10.7	Employment Agreement- Franjose Yblesias-Bertheau
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema*
101.cal	XBRL Taxonomy Calculation Linkbase*
101.def	XBRL Taxonomy Definition Linkbase*
101.lab	XBRL Taxonomy Label Linkbase*
101.pre	XBRL Taxonomy Presentation Linkbase*
* Filed Herewith (1) A copy of the Share Exchange Agreement was attached to the Company’s Current Report on Form 8-K filed on September 27, 2013 as Exhibit 10.1).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NYBD Holding, Inc.
(Registrant)

Date: June 3, 2016	/s/ Robert Rico
Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Kenneth C. Wiedrich
Chief Financial Officer