Form 10-K/A
period 2014-09-30
NEXT GROUP HOLDINGS, INC.
filed 2016-06-08
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Amendment No 2)

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

From ________ to __________

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K of Pleasant Kids, Inc., (the "Company") for the year ended September 30, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on January 7, 2015, (the "Original Filing"), then an Amendment No. 1 being filed on February 29, 2016, is being filed solely to include the XBRL Exhibits.

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

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc, dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	Filed herewith
3.5	Amendment to articles of incorporation, dated October 7, 2014	Filed herewith
3.6	Amendment to articles of incorporation, dated February 4, 2014	Filed herewith
3.7	Amendment to articles of incorporation, dated May 8, 2014	Filed herewith
3.8	Amendment to articles of incorporation, dated May 19, 2014	Filed herewith
4.1	Certificate of Designation, Number, Powers, Preferences and Relative, Participating, Optional and other Special Rights and the Qualifications, Limitations, Restrictions and other Distinguishing Characteristics of Series A Preferred Stock	(1)
4.2	Board minutes amending Series A Preferred Stock	(1)
10.1	Employment Contract – Robert Rico, dated October 1, 2013	(1)
10.2	Employment Contract – Calvin Lewis, dated October 1, 2013	(1)
10.3	Employment Contract – Franjose Yglesias- Bertheau, dated October 1, 2013	(1)
10.4	Convertible Debenture for $153,000 dated 3/19/13 to Asher Enterprises	(1)
10.5	Convertible Debenture for $53,000 dated 5/9/13 to Asher Enterprises	(1)
10.6	Convertible Debenture for $53,000 dated 7/17/13 to Asher Enterprises	(1)
10.7	Convertible debenture for 22,000 dated 11/25/13 issued to LG Capital Funding, LLC	Filed herewith
10.8	Convertible Debenture for 20,000 dated 12/3/13 issued to JMJ Financial	Filed herewith
10.9	Convertible Debenture for $26,000 dated 1/17/14 to Asher Enterprises	Filed herewith
10.10	Convertible Debenture for $125,000 dated 1/17/14 to Redwood Management LLC	Filed herewith
10.11	Convertible Debenture for $50,000 dated 1/17/14 issued to Redwood Management, LLC	Filed herewith
10.12	Convertible Debenture for $32,500 dated 2/20/14 issued to Asher Enterprises	Filed herewith
10.13	Convertible Debenture for $26,000 dated 3/5/14 issued to LG Capital Funding, LLC	Filed herewith
10.14	Convertible Debenture for $53,000 dated 5/8/14 issued to KBM Worldwide, Inc.	Filed herewith
10.15	Convertible Debenture for $22,000 dated 5/27/14 issued to LG Capital Funding, LLC	Filed herewith
10.16	Convertible Debenture for $52,500 dated 7/3/14 issued to LG Capital Funding, LLC	Filed herewith
10.17	Convertible Debenture for $27,500 dated 8/4/14 issued to KBM Worldwide, Inc.	Filed Herewith
10.18	Convertible Debenture for $26,500 dated 9/3/14 issued to LG Capital Funding, LLC	Filed herewith
14	Code of Ethics for Executives and Senior Officers adopted September 30, 2013	(1)
14.1	Board of Directors Corporate Governance Principals adopted September 30, 2013	(1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.ins	XBRL Instance Document	Filed herewith
101.sch	XBRL Taxonomy Schema	Filed herewith
101.cal	XBRL Taxonomy Calculation Linkbase	Filed herewith
101.def	XBRL Taxonomy Definition Linkbase	Filed herewith
101.lab	XBRL Taxonomy Label Linkbase	Filed herewith
101.pre	XBRL Taxonomy Presentation Linkbase	Filed herewith

(1) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pleasant Kids, Inc.
(Registrant)

Date: June 7, 2016	/s/ Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Chief Financial Officer