Form 10-K/A
period 2015-09-30
NEXT GROUP HOLDINGS, INC.
filed 2016-06-14
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of Pleasant Kids, Inc., (the "Company") for the year ended September 30, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on February 29, 2016, (the "Original Filing").

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

Pleasant Kids, Inc.
(Registrant)

Date: June 14, 2016	/s/ Robert Rico
Chief Executive Officer

/s/ Kenneth C. Wiedrich
Chief Financial Officer