Form 10-Q/A
period 2015-12-31
NEXT GROUP HOLDINGS, INC.
filed 2016-07-06
CIK 1424657

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

800-611-3622

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

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PLEASANT KIDS, INC

(Unaudited)

Note of Explanation

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Pleasant Kids, Inc., (the "Company") for the Quarter ended December 31, 2015, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 1, 2016, (the "Original Filing").

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

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc.)

CONDENSED BALANCE SHEETS

ASSETS	(Unaudited)	(Audited)
	December 31,	September 30,
	2015	2015
Current Assets
Cash	$1,184	$-
Total Current Assets	1,184	-
Fixed Assets
Property, plant and equipment, net	3,143	3,361
Total Fixed Assets	3,143	3.361
Other Assets
Due from Next Group	384,060	95,591
Total Assets	$388,387	$98,952

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank overdraft	$1,088	$3,080
Accrued payable & accrued expense	5,616	10,330
Accrued interest	7,288	15,924
Accrued salary	50,026	341,242
Loan payable	13,260	13,260
Convertible notes payable, net of debt discounts	119,756	209,739
Derivative liability	1,224,149	1,875,192
Total Current Liabilities	1,421,003	2,468,767

Total Liabilities	1,421,003	2,468,767

Stockholders' Deficit
Preferred stock, authorized 50,000,000 shares, series A, 10,000,000 shares, Series B $0.001 par value, 59,687,200 issued and outstanding as of December 31, 2015 and 60,000,000 issued and outstanding as of September 30, 2015	59,687	60,000
Common stock, authorized 9,500,000,000 shares, $0.001 par value 141,834,795 issued and outstanding as of December 31, 2015 and 17,664,074 shares issued and outstanding as of September 30, 2015 (1)	41,835	17,664
Additional paid in capital	3,827,155	1,680,833
Prepaid consulting fees	(302,500)	-
Accumulated deficit	(4,658,793)	(4,128,312)
Total Stockholders' Deficit	(1,032,616)	(2,369,815)
Total Liabilities and Stockholders' Deficit	$388,387	$98,952

(1)	All common share amounts and per share amounts in these financial statements reflect the 1-for- 500 reverse split of the issued and outstanding shares of common stock of the Company, effective July 6, 2015, including retroactive adjustment of the common share amounts. (see note 1 )

The accompanying notes are an integral part of these unaudited condensed financial statements.

PLEASANT KIDS, INC

(Formerly NYBD Holdings, Inc)

STATEMENTS OF OPERATIONS

	For the Three Months
	Ended December 31,
	2015	2014
Revenues	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses:
Consulting fees	479,000	-
Professional services	16,650	8,546
Officer compensation	-	87,249
General and administrative expense	42,112	11,494
Total Operating Expenses	537,762	107,289

Loss from continuing operations	(537,762)	(107,289)

Other Income (Expense):
Interest expense	(187,258)	(54,412)
Gain on extinguishment of debt	202,460	-
Derivative expense	(430,834)	-
Change in fair value of embedded derivative liability	422,913	(321,886)
Total other income (expenses)	7,281	(376,298)

Net loss before income taxes	(530,481)	(483,587)

Income taxes	-	-

Net Loss	$(530,481)	$(483,587)

Earnings (loss) per share; Basic	$(0.02)	$(0.03)

Weighted average number of shares outstanding	31,470,550	14,183,117

The accompanying notes are an integral part of these unaudited financial statements.

PLEASANT KIDS, INC.

(Formerly NYBD Holdings, Inc.)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31, 2015	December 31, 2014
Operating Activities:
Net Loss	$(530,481)	$(483,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest related to debt conversion	187,258	54,412
Stock issued for services	469,000	-
Gain on extinguishment of debt	(202,460)	-
Commission and fees on notes	18,750	2,500
Depreciation and amortization	218	540
Changes in fair value of derivative liability	7,921	321,886
Changes in Operating Assets and Liabilities:
Increase in notes receivable	(288,469)	-
Increase in accounts receivable	-	(9,071)
(Decrease) Increase in accrued expenses	(95,763)	55,564
Net Cash Used in Operating Activities	(434,026)	(57,756)

Investing Activities:
Purchase of fixed assets	-	(4,100)
Net Cash Used in Investing Activities	-	(4,100)

Financing Activities:
Cash overdraft	(1,992)	-
Proceeds from convertible notes	437,250	50,000
Proceeds from (payments to) notes to related parties	(48)	11,941
Net Cash Provided by Financing Activities	435210	61,941

Net Increase in Cash	1,184	85
Cash at Beginning of Period	-	8,799
Cash at End of Period	$1,184	$8,884

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued upon conversion of debt	$155,450	$53,000

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

The Company used Level 2 inputs for its valuation methodology for the conversion option liability in determining the fair value using the Black-Scholes option-pricing model with the following assumption inputs:

December 31, 2015
Annual dividend yield	-
Expected life (years)	.01-5
Risk-free interest rate	49%
Expected volatility	643.44%

	Carrying Value	Fair Value Measurements at
	As of	December 31, 2015
	December 31,	Using Fair Value Hierarchy
	2015	Level 1	Level 2	Level 3
Liabilities
Derivative liability	1,224,149		-	1,224,149
Total	$1,224,149	$-	$-	$1,224,149

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

NOTE 9– STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 50,000,000 shares of preferred stock with a par value of $.001. These Series A Preferred Shares shall for a period of 48 months from the date of issuance, be convertible in aggregate into that number of fully paid and non-assessable shares of the common stock of the Corporation, equal to seventy-five percent (75%) of the post conversion issued and outstanding common stock of the Corporation on the date of conversion. Holders of Series A Preferred Stock shall be entitled to 25 votes per 1 vote of common stock, voting together with the holders of common stock. Holders of Series A Preferred Stock will also be entitled to convert 1 share of Series A Preferred Stock into 25 shares of common stock at any time.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, the Company had net current liabilities of $1,421,004 compared to $2,468,767 as of September 30, 2015. The decrease in net current liability is due mainly to a decrease in derivative liability of $651,043. The Company has a bank balance of $1,184 for the period ended December 31, 2015, compared to a bank overdraft of $3,080 as of September 30, 2014.

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

Financing Activities

The Company had cash provide from mostly proceeds from convertible debentures in financing activities of $437,250 for the three months ended December 31, 2015, and $50,000 for the three months ended December 31, 2014.

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

(1) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

(2) Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.

(3) Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-QSB for the Quarter Ended March 31, 2015 filed on May 20, 2015.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pleasant Kids, Inc.
(Registrant)

Date: July 6, 2016	By:	/s/ Arik Maimoun
Chief Executive Officer
	By:	/s/ Kenneth C. Wiedrich
Chief Financial Officer

