Form 10-Q
period 2016-06-30
NEXT GROUP HOLDINGS, INC.
filed 2016-08-19
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: JUNE 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2016 the issuer had 244,765,646  shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Consolidated Balance Sheets	2

Unaudited Consolidated Statements of Operations	3

Unaudited Statement of Changes in Stockholders’ Deficit	4

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6 - 28

NEXT GROUP HOLDINGS, INC

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$109,792	$18,047
Accounts receivable, net	60,136	62,734
Finance deposit	25,000	25,000
Loan receivable, related party	60,000	60,000
Loan receivable	40,000	40,000
Prepaid expenses	1,046,414	-
Total current assets	1,341,342	205,781

Related party receivable	95,452	132,179
License fee, net	159,722	201,385

Total assets	$1,596,516	$539,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$7	$-
Accounts payable and accrued liabilities	636,451	299,053
Loan payable	27,500	30,000
Convertible notes payable, net of discounts and debt issue costs	900,710	-
Derivative liability	911,521	-
Related party payable	3,082,016	3,504,702
Interest payable, related party	11,589	349
Notes payable, related party	280,000	280,000
Total current liabilities	5,849,794	4,114,104

Stockholders' Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 230,413,988 and 177,539,180 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	230,414	177,539
Additional paid in capital	2,993,633	(23,868)
Accumulated deficit	(7,455,259)	(3,711,178)
Subscription receivable	(10,000)	(10,000)
Total Next Group Holdings, Inc. stockholders' deficit	(4,231,212)	(3,557,507)

Non-controlling interest in subsidiaries
Non-controlling interest: additional paid in capital in consolidated subsidiaries	39,139	38,570
Non-controlling interest: accumulated deficit in consolidated subsidiaries	(61,205)	(55,822)
Total non-controlling interest in subsidiaries	(22,066)	(17,252)

Total liabilities and stockholders' deficit	$1,596,516	$539,345

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$2,707	$33,268	$85,010	$142,194
Revenue, related party	60	41,737	60	85,857
Total revenue	2,767	75,005	85,070	228,051
Cost of revenue, related party	42,193	168,356	149,354	179,618
Gross profit (loss)	(39,426)	(93,351)	(64,284)	48,433

Operating expenses
Officer compensation	1,371,539	64,404	1,444,735	193,114
Professional fees	1,234,695	9,655	1,472,771	16,925
General and administrative	102,548	64,640	217,507	117,940
Total operating expenses	2,708,782	138,699	3,135,013	327,979

Loss from operations	(2,748,208)	(232,050)	(3,199,297)	(279,546)

Other income (expense)
Other income	7,366	-	10,245	-
Other expense	(45,000)		(45,000)
Loss on disposal of equipment	(2,926)	-	(2,926)	-
Interest expense	(613,282)	-	(890,182)	-
Penalties on convertible notes payable	-	-	(14,490)	-
Gain on derivative liability	407,463	-	392,186	-
Total other income (expense)	(246,379)	-	(550,197)	-

Net loss before income taxes	(2,994,587)	(232,050)	(3,749,464)	(279,546)

Income taxes	-	-	-	-

Net loss before controlling interest	(2,997,587)	(232,050)	(3,749,464)	(279,546)
Net income attributable to non-controlling interest	4,686	-	5,383	-
Net loss attributable to Next Group Holdings, Inc.	$(2,989,901)	$(232,050)	$(3,744,081)	$(279,546)

Loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	231,173,801	219,373,975	224,349,687	219,373,975

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

JUNE 30, 2016

(UNAUDITED)

									Non-Controlling Interest
	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders'	Additional Paid-in	Accumulated	Total Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit	Capital	Deficit	Interest
Balance, December 31, 2015	10,000,000	$10,000	177,539,180	$177,539	$(23,868)	$(3,711,178)	$(10,000)	$(3,557,507)	$38,570	$(55,822)	$(17,252)

Recapitalization	-	-	44,784,795	44,785	(1,077,400)	-	-	(1,032,615)	-	-	-
Common shares rescinded	-	-	(4,000,000)	(4,000)	4,000	-	-	-	-	-	-
Stock based compensation	-	-	-	-	1,123,735	-	-	1,123,735	-	-	-
Shares issued for services	-	-	8,774,959	8,775	2,084,053	-	-	2,092,828	-	-	-
Shares issued for other expense	-	-	200,535	200	44,800	-	-	45,000	-	-	-
Shares issued in exchange for loan principal	-	-	450,000	450	12,810	-	-	13,260	-	-	-
Shares issued for conversion of debt	-	-	2,664,519	2,665	237,551	-	-	240,216	-	-	-
Forgiveness of imputed interest on related party payable	-	-	-	-	120,026	-	-	120,026	569	-	569
Derivative liability write off due to conversion of debt	-	-	-	-	467,926	-	-	467,926	-	-	-
Net loss for period ending June 30, 2016	-	-	-	-	-	(3,744,081)	-	(3,744,081)	-	(5,383)	(5,383)
Balance June 30, 2016	10,000,000	$10,000	230,413,988	$230,414	$2,993,633	$(7,455,259)	$(10,000)	$(4,231,212)	$39,139	$(61,205)	$(22,066)

The accompanying notes are an integral part of these unaudited financial statements.

NEXT GROUP HOLDINGS, INC

UNAUDITED CONSOLIDATED OF CASH FLOWS

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(3,749,464)	$(279,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest	120,595	-
Stock based compensation	1,123,735	-
Common stock issued for services	1,046,414	-
Common stock issued for other expense	45,000	-
Excess fair market value of derivatives charged to interest expense	288,126	-
Debt discount amortization	375,565	-
Amortization of debt issue costs	11,941	-
Depreciation expense	217	-
Loss on disposal of equipment	2,926	-
License fee amortization	41,663	-
Default penalties on convertible notes	14,490	-
Gain on derivative fair value adjustment	(392,186)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	2,598	(114,838)
Accounts payable	340,801	129,544
Related party interest payable	11,240	-
Net Cash Used in Operating Activities	(716,339)	(264,840)

Cash Flows from Investing Activities:
Due from related parties	36,727	(68,018)
Net Cash Provided by Investing Activities	36,727	(68,018)

Cash Flows from Financing Activities:
Bank overdraft	(1,081)	-
Loans payable	(2,500)	-
Proceeds from convertible notes	812,380	-
(Repayments of) proceeds from related party loans	(38,626)	305,483
Cash acquired through reverse recapitalization	1,184	-
Net Cash Provided by Financing Activities	771,357	305,483

Net Increase (Decrease) in Cash	91,745	(27,375)
Cash at Beginning of Period	18,047	28,755
Cash at End of Period	$109,792	$1,380

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as loan repayment	$13,260	$-
Common stock issued for conversion of note principal	$224,495	$-
Common stock issued for prepaid expense	$1,046,414	$-
Common stock issued for conversion of accrued interest	$15,721	$-
Debt issue costs paid on behalf of company	$42,375	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Next Group Holdings, Inc, (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned). NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a joint venture formed in May 2016.

Meimoun and Mammon, LLC (“M&M”) was formed under the laws of the State of Florida on May 21, 2001 as a real estate investment company. During the year ended December 31, 2010, M&M began winding down real estate operations and engaged in telecommunications services. M&M acquired telecom registrations, licenses and authorities to provide telecom services to the retail and wholesale markets including sales of prepaid long distance telecom services and Mobile Virtual Network Operator (MVNO) services. The services are sold under the brand name Next Mobile 360 and through the subsidiary of the same name.

Next Cala, Inc, (“Cala”) was formed under the laws of Florida on July 10, 2009 to the purpose of offering prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of payment remittance services worldwide.

NxtGn, Inc. (“NxtGn”) was formed under the laws of Florida on August 24, 2011 to develop a unique High Definition telepresence product (AVYDA) which allows users to connect with celebrities, public figures, healthcare and education applications via a mobile phone, tablet or personal computer.

On January 1, 2016, NGH completed an Agreement and Plan of Merger (the “Merger Agreement”) with Pleasant Kids, Inc. (“Pleasant Kids”) and its wholly owned subsidiary, NGH Acquisition Corp. (“Acquisition Sub”), pursuant to which NGH merged with Acquisition Sub and Acquisition Sub was then merged into PLKD effective January 1, 2016. Under the terms of the Merger Agreement, the NGH shareholders received shares of PLKD common stock such that the NGH shareholders received approximately 80% of the total common shares and 100% of the preferred shares of PLKD issued and outstanding following the merger. Due to the nominal assets and limited operations of PLKD prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby NGH became the accounting acquirer (legal acquiree) and PLKD was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (NGH) adjusted to reflect the legal capital of the accounting acquire (PLKD). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of December 31.

On May 27, 2016, the Cala entered into a Joint Venture Agreement (the “Agreement”) with Glocal Payments Solutions, Inc (“Glocal”) to form a joint venture in which Cala has a 60% controlling interest and Glocal has a 40% interest. The Joint Venture will seek to launch and activate up to 45,000 prepaid debit cards under the Cala brand by December 31, 2016 and 360,000 additional cards during the 2017 calendar year. Either party may terminate the agreement at December 31, 2016 if certain objectives are not met.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated condensed balance sheet as of December 31, 2015 have been derived from our unaudited financial statements. The condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2016 are not necessarily indicative of the results of operations or cash flows to be expected for any future period or for the year ending December 31, 2016.

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

Use of Estimates

The preparation of unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of loans receivable, potential impairment losses of the capitalized license fee and fair value calculations related to embedded derivative features of outstanding convertible notes payable.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of June 30, 2016 or December 31, 2015.

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

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations. The Company had no property or equipment as of June 30, 2016 or December 31, 2015.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. There was no impairment to its long-lived assets as of June 30, 2016 and December 31, 2015, respectively.

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

Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC 815.

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

Except as discussed in Note 7 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10 as of June 30, 2016.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation

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

At June 30, 2016, the Company has ten outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $658,445 plus accrued interest of $24,594 for total convertible debts as of June 30, 2016 of $683,039 representing 10,698,391 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $159,722 and $201,385 as of June 30, 2016 and December 31, 2015, respectively.

Subscription Receivable

During the year ended December 31, 2014, Cala accepted a $10,000 subscription receivable that remains outstanding as of June 30, 2016 and December 31, 2015. The subscription receivable is shown as a reduction to equity on the balance sheet pursuant to ASC 505.

Recently Issued Accounting Standards

In April 7, 2015 the FASB issued Accounting Standards Update “ASU” 2015-03 on “Interest — Imputation of Interest (Subtopic 835-30)” To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This ASU 2015-3 is effective for annual periods ending after December 15, 2015, and interim periods and annual periods thereafter. We reviewed the provisions of this ASU and determined there was an impact on our results of operations, cash flows or financial condition and have implemented this ASU accordingly.

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition ("ASC 605") and most industry-specific guidance throughout ASC 605. The standard requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on December 15, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial position and results of operations.

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015- 11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations." This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016- 08 is not expected to have a material impact on our consolidated financial statement or disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016- 09"). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial statements or disclosures.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" ("ASU 2016-1O"). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – GOING CONCERN

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

NOTE 4 – LOANS RECEIVABLE

At the time of the reverse recapitalization discussed in Note 1 – Organization and Description of Business, the Company had a loan that was made to an individual totaling $40,000 which was the balance on June 30, 2016 and on December 31, 2015, respectively. This loan was not memorialized in writing and accordingly, carries no terms as to repayment, interest or default.

As discussed in Note 8 – Related Party Transactions, during the year ended December 31, 2014, the Company made a series of loans to the sister of Mr. Arik Maimon, our Chief Executive Officer totaling $60,000. No repayments have been made leaving a total principal balance of $60,000 due at June 30, 2016 and December 31, 2015, respectively. These loans were not memorialized in writing and accordingly, carry no terms as to repayment, interest or default.

NOTE 5 – FIXED ASSETS

The Company acquired $4,572 of equipment net of accumulated depreciation of $1,430 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The Company disposed of this property in April 2016 and recorded a loss on disposal of $2,926 during the three months ended June 30, 2016. The Company does not have any capitalized property or equipment at June 30, 2016. Depreciation expense was $216 during the three and six months ended June 30, 2016.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The following is a summary of all of the convertible notes outstanding as of June 30, 2016:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 1	10/15/2015	10/15/2016	$82,500	$(24,429)	$-	$58,071	$4,593
Noteholder 1	11/25/2015	11/24/2016	82,500	(33,086)	-	49,414	3,942
Noteholder 1	12/21/2015	12/21/2016	27,000	(12,920)	-	14,080	1,118
Noteholder 1	1/15/2016	1/15/2017	131,250	-	(3,398)	127,852	4,804
Noteholder 1	3/8/2016	3/8/2017	50,000	-	(1,724)	48,276	1,238
Noteholder 1	4/11/2016	4/11/2017	82,500	(62,533)	(3,221)	16,746	1,447
Noteholder 1	4/11/2016	4/11/2017	82,500	(62,533)	(3,221)	16,746	1,447
Noteholder 1	4/11/2016	4/11/2017	82,500	(62,533)	(3,221)	16,746	1,447
Noteholder 1	5/16/2016	5/16/2017	100,000	-	(4,383)	95,617	986
Noteholder 2	11/20/2015	11/20/2016	37,000	(14,434)	-	22,566	1,808
Noteholder 3	11/9/2015	11/9/2016	56,945	(20,871)	-	36,074	3,579
Noteholder 3	3/8/2016	3/8/2017	50,000	-	(1,724)	48,276	1,238
Noteholder 3	5/16/2016	5/16/2017	100,000	-	(4,383)	95,617	986
Noteholder 4	1/19/2016	1/15/2017	131,250	-	(3,435)	127,815	4,689
Noteholder 4	3/9/2016	3/8/2017	50,000	-	(1,724)	48,276	1,238
Noteholder 5	11/9/2015	11/9/2016	100,000	(37,137)	-	62,863	4,975
Noteholder 6	11/9/2015	11/9/2016	25,000	(9,325)	-	15,675	1,240
Totals			$1,270,945	$(339,801)	$(30,434)	$900,710	$40,775

Noteholder 1:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on August 12, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on August 12, 2016. The Note is convertible into the Company's common stock at the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. The Company incurred a penalty of $14,490 under the terms of the note related to a DTC chill which was added to the then outstanding principal balance during the six months ended June 30, 2016. During the six months ended June 30, 2016, the Company issued 905,625 common shares for the conversion of $86,940 of principal which included the penalty and 99,286 common shares for the conversion of $9,518 of accrued interest. There was $0 of principal and $0 of accrued interest due at June 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on August 19, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 7% OID such that the purchase price was $76,875. The Note, together with accrued interest at the annual rate of 8%, is due on August 19, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the six months ended June 30, 2016, the Company issued 873,015 common shares for the conversion of $82,500 of principal and 44,010 common shares for the conversion of $4,159 of accrued interest. There was $0 of principal and $0 of accrued interest due at June 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on October 19, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on October 15, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. As of June 30, 2016, there was $82,500 of principal and $4,593 of accrued interest due as of June 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 25, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 25, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $3,942 of accrued interest due at June 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on December 21, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $27,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 21, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $27,000 of principal and $1,118 of accrued interest due at June 30, 2016.

On January 15, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $131,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 15, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $131,250 of principal and $4,804 of accrued interest due at June 30, 2016.

On March 8, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 8, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $1,238 of accrued interest due at June 30, 2016.

On April 11, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on April 11, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $1,447 of accrued interest due at June 30, 2016.

On April 11, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on April 11, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $1,447 of accrued interest due at June 30, 2016.

On April 11, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on April 11, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $1,447 of accrued interest due at June 30, 2016.

On May 16, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 16, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $100,000 of principal and $986 of accrued interest due at June 30, 2016.

Noteholder 2:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on July 30, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price was $35,000. The Note, together with accrued interest at the annual rate of 8%, is due on July 30, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the six months ended June 30, 2016, the Company issued 440,476 common shares for the conversion of $37,000 of principal and 24,329 common shares for the conversion of $2,043 of accrued interest. There was $0 of principal and $0 of accrued interest due at June 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 20, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price was $35,000. The Note, together with accrued interest at the annual rate of 8%, is due on November 20, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $37,000 of principal and $1,808 of accrued interest due at June 30, 2016.

Noteholder 3:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 9, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $75,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 9, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the six months ended June 30, 2016, the Company issued 277,778 common shares for the conversion of $18,055 of principal. There was $56,945 of principal and $3,579 of accrued interest due as of June 30, 2016.

On March 8, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 8, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and  unpaid interest due on the prepayment date. There was $50,000 of principal and $1,238 of accrued interest due at June 30, 2016.

On May 16, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 16, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $100,000 of principal and $986 of accrued interest due at June 30, 2016.

Noteholder 4:

On January 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $131,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 19, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $131,250 of principal and $4,869 of accrued interest due at June 30, 2016.

On March 9, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 9, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $1,238 of accrued interest due at June 30, 2016.

Noteholder 5:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 9, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 9, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $100,000 of principal and $4,975 of accrued interest due at June 30, 2016.

Noteholder 6:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 9, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 9, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $25,000 of principal and $1,238 of accrued interest due at June 30, 2016.

Accrued Interest

There was $40,775 and $0 accrued interest due on all convertible notes as of June 30, 2016 and December 31, 2015, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

As of June 30, 2016 the Company had a $911,521 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $407,463 and $392,486 during the three and six months ended June 30, 2016, respectively.  The derivative liability activity comes from convertible notes payable as follows:

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $82,500 Convertible Promissory Notes to an unrelated party that matures on August 12, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $163,369 which was recorded as a derivative liability on the balance sheet.

During the six months ended June 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At June 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $7,260 gain from change in fair value of derivatives and a change in value due to conversion of $140,119 for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 126%, (3) risk-free interest rate of .23%, (4) expected life of 0.35 of a year, and (5) estimated fair value of the Company’s common stock of $0.25 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $72,450 Convertible Promissory Notes to an unrelated party that matures on September 21, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $144,016 which was recorded as a derivative liability on the balance sheet.

During the six months ended June 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At June 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $78,916 loss from change in fair value of derivatives and a change in value due to conversion of $222,932 for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 491%, (3) risk-free interest rate of 49%, (4) expected life of 0.54 of a year, and (5) estimated fair value of the Company’s common stock of $0.28 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $82,500 Convertible Promissory Notes to an unrelated party that matures on October 15, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $164,342 which was recorded as a derivative liability on the balance sheet.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $91,232 and recorded a $73,110 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 92%, (3) risk-free interest rate of .26%, (4) expected life of 0.29 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $82,500 Convertible Promissory Notes to an unrelated party that matures on November 24, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $164,659 which was recorded as a derivative liability on the balance sheet.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $94,194 and recorded a $70,465 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 102%, (3) risk-free interest rate of .26%, (4) expected life of 0.40 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $27,000 Convertible Promissory Notes to an unrelated party that matures on December 21, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $53,961 which was recorded as a derivative liability on the balance sheet.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $32,975 and recorded a $20,986 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 128%, (3) risk-free interest rate of .36%, (4) expected life of 0.48 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $37,000 Convertible Promissory Notes to an unrelated party that matures on July 27, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $73,377 which was recorded as a derivative liability on the balance sheet.

During the six months ended June 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At June 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $4,648 gain from change in fair value of derivatives and a change in value due to conversion of $68,729 for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 111%, (3) risk-free interest rate of .30%, (4) expected life of 0.30 of a year, and (5) estimated fair value of the Company’s common stock of $0.24 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $37,000 Convertible Promissory Notes to an unrelated party that matures on November 20, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the acquisition date of the note was $72,943 which was recorded as a derivative liability on the balance sheet.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $49,352 and recorded a $23,591 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 101%, (3) risk-free interest rate of .26%, (4) expected life of 0.39 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $75,000 Convertible Promissory Notes to an unrelated party that matures on November 9, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the acquisition date of the note was $149,708 which was recorded as a derivative liability on the balance sheet.

During the six months ended June 30, 2016, the noteholder elected to convert $18,055 of principal to common stock. At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $75,598 and recorded a $37,964 gain from change in fair value of derivatives and $36,146 change in value due to conversion for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 101%, (3) risk-free interest rate of .26%, (4) expected life of 0.36 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $100,000 Convertible Promissory Notes to an unrelated party that matures on November 9, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the acquisition date of the note was $199,632 which was recorded as a derivative liability on the balance sheet.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $139,449 and recorded a $66,876 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 101%, (3) risk-free interest rate of .26%, (4) expected life of 0.36 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company acquired an $25,000 Convertible Promissory Notes to an unrelated party that matures on November 9, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at the acquisition date of the note was $50,000 which was recorded as a derivative liability on the balance sheet.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $33,189 and recorded a $16,811 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 101%, (3) risk-free interest rate of .26%, (4) expected life of 0.36 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company entered into an $82,500 convertible note payment with an unrelated party that matures on April 11, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at April 11, 2016 to be $178,542 which was recorded on the balance sheet of which $82,500 was recorded as a debt discount on the convertible note and will be recognized over the life of the instrument. The remaining $96,042 of value was immediately recognized as interest expense.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $134,075 and recorded a $44,467 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 221%, (3) risk-free interest rate of .26%, (4) expected life of 0.78 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company entered into an $82,500 convertible note payment with an unrelated party that matures on April 11, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at April 11, 2016 to be $178,542 which was recorded on the balance sheet of which $82,500 was recorded as a debt discount on the convertible note and will be recognized over the life of the instrument. The remaining $96,042 of value was immediately recognized as interest expense.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $134,075 and recorded a $44,467 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 221%, (3) risk-free interest rate of .26%, (4) expected life of 0.78 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

As discussed in Note 6 – Convertible Notes Payable, the Company entered into an $82,500 convertible note payment with an unrelated party that matures on April 11, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at April 11, 2016 to be $178,542 which was recorded on the balance sheet of which $82,500 was recorded as a debt discount on the convertible note and will be recognized over the life of the instrument. The remaining $96,042 of value was immediately recognized as interest expense.

At June 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $134,075 and recorded a $44,467 gain from change in fair value of derivatives for the six months ended June 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 221%, (3) risk-free interest rate of .26%, (4) expected life of 0.78 of a year, and (5) estimated fair value of the Company’s common stock of $0.14 per share.

A summary of the changes in derivative liabilities balance for the six months ended June 30, 2016 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2015	$-
Acquired in reverse recapitalization	1,236,007
Initial measurement of derivative liabilities	535,626
Change in fair market value	(392,186)
Change due to conversion	(467,926)
Balance, June 30, 2016	$911,121

NOTE 8 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	-	$-
Granted	11,000,000	0.255
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2016	11,000,000	$0.255

The following table discloses information regarding outstanding and exercisable options at June 30, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	10,000,000	$0.18	4.92	3,333,334	$0.18
1.00	1,000,000	1.00	4.90	0
	11,000,000	$0.255	4.91	3,333,334	$0.18

Of the 10,000,000 options issued, on third vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares vest based on performance milestones which the Company believes is 50% likely of occurring resulting in stock based expense of $558,328. The remaining fair value of the unvested shares will be recognized according to the estimated probability of the performance obligations being achieved. The fair value of the 1,000,000 stock options granted with an exercise price of $1.00 will be amortized over their expected lives of five years resulting in stock based compensation expense of $7,083. Total stock based compensation expense was $1,123,735 during the three and six months ended June 30, 2016 leaving an unrecognized expense of $721,235 as of June 30, 2016. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2016
Expected term of options granted	0 - 5 years
Expected volatility range	788 - 850%
Range of risk-free interest rates	0.87 - 1.41%
Expected dividend yield	0%

NOTE 9 – RELATED PARTY TRANSACTIONS

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

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the six months ended June 30, 2016 and year ended December 31, 2015. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at June 30, 2016 and December 31, 2015 consisted of the following:

Loans Receivable, Related Party

During the year ended December 31, 2014, the Company made a series of loans to the sister of Mr. Arik Maimon, our Chief Executive Officer totaling $60,000. No repayments have been made leaving a total principal balance of $60,000 due at June 30, 2016 and December 31, 2015, respectively. These loans were not memorialized in writing and accordingly, carry no terms as to repayment, interest or default.

Due from related parties

	June 30, 2016	December 31, 2015
(a) Due from Next Cala 360, Inc.	$95,266	$132,179
(e) Due from Tel3, Inc.	186	-
Total Due from related parties	$95,452	$132,179

Due to related parties

	June 30, 2016	December 31, 2015
(b) Due to Next Communications, Inc.	$2,986,896	$3,025,522
(c) Due to Asiya Communications SAPI de C.V.	95,120	95,120
(d) Due to Pleasant Kids, Inc.	-	384,060
Total Due from related parties	$3,082,016	$3,504,702

(a)	Next Cala 360, is a Florida corporation established and managed by our Chief Executive Officer.
(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer
(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which our Chief Executive Officer holds a substantial interest and is involved in active management.
(d)	Amount due to Pleasant Kids, Inc. for debt incurred throughout the period from the date of agreement to merger to consummation of merger. The Company was dependent on Pleasant Kids for financing during this time and its former officers later became shareholders of the Company as discussed in Note 1.
(e)	Tel3, Inc. is an entity controlled by the Company’s Chief Executive Officer.

During the six months ended June 30, 2016, the Company recorded interest expense of $120,595 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 6 – Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc. There was $280,000 of total principal and $11,589 of interest due at June 30, 2016.

Cost of Revenues (Related Party)

The Company purchases cellular minutes for wholesale distribution from Next Communication, Inc. Next Communications is a cellular company in which our Chief Executive Officer owns a 50% interest and serves as Chief Executive Officer. Purchases from Next Communications, Inc. represented 100% of the Company’s cost of revenues for the three and six months ended June 30, 2016 and 2015, respectively.

Revenues (Related Party)

The Company generated revenues from related parties of $41,737 and $85,857 during the three and six months ended June 30, 2015. Of this total, $41,737 and $83,424 was generated from Next Cala 360 during the three and six months ended June 30, 2015, respectively and $2,433 was generated from a separate entity controlled by our CEO during the six months ended June 30, 2015.

The Company generated revenues of $60 from related parties during the three and six months ended June 30, 2016. The full amount was generated from Asiya Communications SAPI de C.V.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2016:

June 30, 2016
Trade payables	$368,131
Accrued expenses	59,466
Accrued interest	40,775
Accrued salaries and wages	168,079
Total	$636,451

During the year ended December 31, 2014, a former employee, Franjose Yglesias-Bertheau of Pleasant Kids (PLKD) filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later reversed and the Company does not expect to pay more than the accrued salary of $35,025 currently recorded and included in accrued salaries and wages.

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

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

As discussed in Note 1 – Organization and Description of Business the Company is accounting for the exchange as though it were a reverse recapitalization. Through the recapitalization, the Company assumed total net liabilities of $1,032,616.

During the six months ended June 30, 2016, the Company has issued 2,496,894 shares of commons stock for the conversion of $224,495 of principal of convertible notes payable and 167,625 shares for the conversion of $15,721 of accrued interest. Additionally, the Company issued 450,000 common shares valued at $13,260 as repayment of a non-convertible loan; 8,774,959 common shares valued at $2,092,828 for services; 200,535 common shares for other expenses of $45,000 and rescinded 4,000,000 common shares previously issued in connection with the reverse recapitalization discussed in Note 1 – Organization and Description of Business.

The 8,774,959 common shares issued for services totaling $2,092,828 were done so pursuant to a services agreement whereby a third party would provide certain services on behalf of the Company for a period of six months effective April 7, 2016. The Company valued the common shares using the close price of the stock as listed on the OTCBB on April 7, 2016. The Company recognized the value of the shares over the term of the agreement resulting in $1,046,414 of expense during the three months ended June 30, 2016 and a prepaid expense of $1,046,414 as of June 30, 2016.

The 200,535 common shares issued for other expenses were pursuant to an agreement executed on February 11, 2016 whereby the Company agreed to issue $45,000 of common shares plus a cash payment of $5,000 in exchange for the option to purchase a controlling interest in an Israeli business. The Company determined the number of shares to be issued pursuant to the agreement using the close price of our common stock as quoted by the OTCBB on February 11, 2016 of $0.2244 per share. The Company did not execute its option to purchase a controlling interest in the business and the fair value of the shares totaling $45,000 was expensed.

Summary of common stock activity for the six months ended June 30, 2016	Outstanding shares
Balance, December 31, 2016	177,539,180
Recapitalization	44,784,795
Share rescission	(4,000,000)
Shares issued for services	8,774,959
Shares issued for other expense	45,000
Shares issued as repayment of loan (a)	450,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	2,664,519
Balance, June 30, 2016	221,438,494

(a)	Shares issued as repayment of outstanding loan principal of $13,260. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 6 – Convertible Notes Payable.

NOTE 12 – CUSTOMER CONCENTRATION

For the three months ended June 30, 2015, 93% of revenues were derived from two customers, one of which is a related party representing 56% of the total revenues. The loss of any one of these customers would have a material adverse effect on the Company’s operations. The concentration of revenues during the three months ended June 30, 2016 and 2015 were:

	Three Months Ended June 30,
	2016		2015
	Revenues	% of Total	Revenues	% of Total
Customer 1	$37	1%	$-	0%
Customer 2	-	0%	-	0%
Customer 3	-	0%	-	0%
Customer 4	-	0%	-	0%
Customer 5	-	0%	2,091	3%
Customer 6	-	0%	-	0%
Customer 7	-	0%	-	0%
Customer 8	-	0%	27,787	37%
Customer 9, related party	-	0%	41,737	56%
Customer 10, related party	-	0%	-	0%
Customer 11, related party	60	2%	-	0%
All Others	2,670	97%	3,390	4%
Total	$2,767	100%	$75,005	100%

During the six months ended June 30, 2016 and 2015, the Company generated 89% and 97% of its revenues from four and five separate customers, respectively. Of the 97% during the six months ended June 30, 2015, 37% was from a related party. The loss of any one of these customers would have a material adverse effect on the Company’s operations. The concentration of revenues during the six months ended June 30, 2016 and 2015 were:

	Six Months Ended June 30,
	2016		2015
	Revenues	% of Total	Revenues	% of Total
Customer 1	$8,536	10%	$-	0%
Customer 2	20,000	24%	-	0%
Customer 3	12,301	14%	-	0%
Customer 4	35,000	41%	-	0%
Customer 5	-	0%	32,675	14%
Customer 6	-	0%	27,000	12%
Customer 7	-	0%	50,000	22%
Customer 8	-	0%	27,787	12%
Customer 9, related party	-	0%	83,424	37%
Customer 10, related party	-	0%	2,433	1%
Customer 11, related party	60	0%	-	0%
All Others	9,173	11%	4,732	2%
Total	$85,070	100%	$228,051	100%

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a third party to provide certain services for the Company. The agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reached $750,000,000. The probability of this event is uncertain at present and the Company has not accrued a contingent loss as of June 30, 2016 as a result.

NOTE 14 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing. All conversions of convertible notes to common stock were performed at the contractually obligated rates as set forth in each convertible note.

Common Shares Issued for Convertible Notes Payable

On July 8, 2016, the Company issued 953,969 shares of common stock to Noteholder 3 for the conversion of $56,945 of principal and $5,063 of accrued interest due on an existing convertible note payable.

On July 13, 2016, the Company issued 547,640 shares of common stock to Noteholder 6 for the conversion of $25,000 of principal and $2,382 of accrued interest due on an existing convertible note payable.

On July 14, 2016, the Company issued 1,557,534 shares of common stock to Noteholder 1 for the conversion of $82,500 of principal and $3,164 of accrued interest due on an existing convertible note payable.

On July 22, 2016, the Company issued 792,515 shares of common stock to Noteholder 5 for the conversion of $30,000 of principal and $9,626 of accrued interest due on an existing convertible note payable.

Common Shares Issued Pursuant to Other Agreements

On August 9, 2016, NextCala, Inc., a subsidiary of the Company in which the Company holds a 96% interest, executed an addendum to its Joint Venture agreement with Glocal Payment Solutions, Inc. as it pertains to NextGlocal, Inc. Under the terms of the addendum, NextCala, Inc, was granted 60% control of the Board of Directors of NextGlocal and shall cause Next Group Holdings to issue both common shares and options to purchase additional shares of Next Group Holdings common stock. Of the total 2,500,000 common shares to be issued under the addendum, 500,000 were issued upon execution with the remaining 2,000,000 to be issued upon achievement of certain milestones. Next Group Holdings will also cancel the previously issued 1,000,000 options with an exercise price of $1.00 per share as discussed in Footnote 8 – Stock Options and issue 1,000,000 options to purchase common shares at an exercise price of $0.50 per share. The options vest at the determination of the Board of Directors of the Joint Venture of which NextCala has control and have a life of the latter of three years or the dissolution of the Joint Venture.

Convertible Notes Payable

On July 22, 2016 the Company entered into a $50,000 convertible note payable with Noteholder 3. The note accrues interest at a rate of 8% per annum and is due on July 22, 2017. The note may be converted at the option of the noteholder into shares of common stock of the Company at a rate of 50% of the lowest trading price in the twenty prior trading days of the conversion with a floor of $0.05 per share at any time after six months from issuance.

On July 22, 2016 the Company entered into a $50,000 convertible note payable with Noteholder 1. The note accrues interest at a rate of 8% per annum and is due on July 22, 2017. The note may be converted at the option of the noteholder into shares of common stock of the Company at a rate of 50% of the lowest trading price in the twenty prior trading days of the conversion with a floor of $0.05 per share at any time after six months from issuance.

On August 2, 2016 the Company entered into a $50,000 convertible note payable with Noteholder 1. The note accrues interest at a rate of 8% per annum and is due on August 2, 2017. The note may be converted at the option of the noteholder into shares of common stock of the Company at a rate of 50% of the lowest trading price in the twenty prior trading days of the conversion with a floor of $0.05 per share at any time after six months from issuance.

On July 22, 2016, the Company entered into four separate agreements with convertible note holders agreed not to convert any amount of outstanding principal or accrued interest to shares of common stock for a period of 60 days. Under the terms of the agreement, the Company may prepay the outstanding principal and accrued interest of the notes for 130% of the then outstanding amounts. The amount of principal agreed to freeze by each convertible note holder is as follows:

Holder	Principal
Noteholder 1	$357,000
Noteholder 3	125,000
Noteholder 4	131,250
Noteholder 5	70,000
Total	$683,250

Acquisitions

On July 27, 2016, the Company issued 10,000,000 shares of common stock pursuant to a debt purchase agreement entered into on July 10, 2016. Under the debt purchase agreement, the Company agreed to purchase the debt of Accent InterMedia (“AIM”) along with 64% of the outstanding ownership of AIM. AIM operates as a leading gift card provider and in business activities very synergistic with those the Company is currently engaged in. Under the terms of the agreement, the Company agreed to purchase an outstanding debt of $5,188,107 in exchange for 10,000,000 shares of common stock and options to purchase up to 7,500,000 additional shares of common stock at an exercise price of $0.18 per share. The common shares issued were valued using the close price of our common stock on the date of issuance of $0.095 per share representing a total value of $950,000.

On August 10, 2016, M&M, a wholly owned subsidiary of the Company, closed the acquisition of Tel3, a prepaid international long distance telephone company, for a purchase price of $10. The ownership of Tel3 was purchased from the Company Chief Executive Officer Arik Maimon and as such is a related party transaction.

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

Business History

Next Group Holdings, Inc, (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned). NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a joint venture formed in May 2016.

Meimoun and Mammon, LLC (“M&M”) was formed under the laws of the State of Florida on May 21, 2001 as a real estate investment company. During the year ended December 31, 2010, M&M began winding down real estate operations and engaged in telecommunications services. M&M acquired telecom registrations, licenses and authorities to provide telecom services to the retail and wholesale markets including sales of prepaid long distance telecom services and Mobile Virtual Network Operator (MVNO) services. The services are sold under the brand name Next Mobile 360 and through the subsidiary of the same name.

Next Cala, Inc, (“Cala”) was formed under the laws of Florida on July 10, 2009 to the purpose of offering prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of payment remittance services worldwide.

On May 27, 2016, the Cala entered into a Joint Venture Agreement (the “Agreement”) with Glocal Payments Solutions, Inc (“Glocal”) to form a joint venture in which Cala would have a 60% interest and Glocal would have a 40% interest. The Joint Venture will seek to launch and activate up to 45,000 prepaid debit cards under the Cala brand by December 31, 2016 and 360,000 additional cards during the 2017 calendar year. Either party may terminate the agreement at December 31, 2016 if certain objectives are not met.

NxtGn, Inc. (“NxtGn”) was formed under the laws of Florida on August 24, 2011 to develop a unique High Definition telepresence product (AVYDA) which allows users to connect with celebrities, public figures, healthcare and education applications via a mobile phone, tablet or personal computer.

Overview

On January 12, 2016, and effective as of January 1, 2016, the Company issued 177,539,180 shares of its restricted common stock and 10,000,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NEXT). Based on the completion of the agreement NEXT became a wholly-owned subsidiary of the Company.

On December 31, 2015, we signed our merger with Next Group Holdings, Inc. a Florida Corporation but the transaction was not completed until January 12, 2016, when the document was filed with the State of Florida. The accounting effective date of the transaction in January 1, 2016. The Company filed for a change of name is Next Group Holdings, Inc. and its symbol is NXGH.

As a result of this merger, we adopted Next Group’s corporate structure and began a transition into its business model. Through our subsidiaries, we engage in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets.

Our subsidiaries are Next Mobile 360 LLC (100%), a limited liability company formed under the laws of Florida (“Next Mobile”), Meimoun & Mammon, LLC (100%), a limited liability company formed under the laws of Florida (“M&M”), NxtGn, Inc. (65%), a corporation formed under the laws of Florida (“NxtGn”), and Next CALA, Inc. (94%), a corporation formed under the laws of Florida (“Next CALA”).

This corporate structure is illustrated below.

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

Transitioning of Operations

Prior to the reverse recapitalization, we operated primarily as a manufacturing, marketing and distribution company focused on juice based beverages. These operations were phased out following the reverse recapitalization.

Results of operations for the three months ended June 30, 2016 and 2015.

Revenue

Total revenue for the three months ended June 30, 2016, were $2,767, compared to revenue of $75,005 for the three month period ended June 30, 2015. During the three months ended June 30, 2016, revenues from nonrelated parties totaled $2,707 and revenues from related parties totaled $60 compared to $33,268 from nonrelated parties and $41,737 from related parties during the three months ended June 30, 2015. The decrease in revenue was due to the discontinuation of telecommunication services due to the gross loss incurred on the service.

Cost of Goods Sold

The Company incurred total cost of goods sold of $42,193 for the three months ended June 30, 2016, compared to $168,356 for the three months ended June 30, 2015 resulting in gross margins of negative $39,426 and negative $93,351. The increase in gross margins was due to the elimination of variable costs of revenue from the decline in services being provided during the three months ended June 30, 2016 as compared to the same period in 2015. These services have been discontinued given the losses incurred on the service.

Operating Expenses

Operating expenses for the three months ended June 30, 2016, were $2,708,782 compared to $138,699 for the three months ended June 30, 2015. Operating expenses were greater in the three months ended June 30, 2016 due mainly to an increase in professional services of $1,225,040 due to common shares valued at $1,123,735 being issued for professional fees and the reverse recapitalization transaction and incremental costs associated with operating as a public company. Additionally, officer and director compensation increased $1,307,135 during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to increased management and board costs associated with operating as a public company and stock based compensation to directors totaling $1,123,735 during the three months ended June 30, 2016.

Loss from Operations

Loss from operations was $2,748,208 for the three months ended June 30, 2016, compared to $232,050 for the three months ended June 30, 2015. The increase in losses from operations is the result of decreased revenue, higher cost of revenue and higher operating expenses as discussed previously.

Other Income (Expense)

Total other expense during the three months ended June 30, 2016 were $246,379 compared to $0 for the same period in 2015. Interest expense for the three months ended June 30, 2016, was $613,282, and is the result of the recognition of debt discounts associated with convertible notes payable, excess fair market value of derivative liabilities being charged to interest upon initial measurement, imputed interest on related party loans and interest accruals on outstanding debt. The Company did not incur interest expense during the three months ended June 30, 2015 as there was not outstanding debt at that time. Additionally, the Company recorded a gain on the change in fair market values of derivative liabilities of $407,463 during the three months ended June 30, 2016 compared to $0 during the three months ended June 30, 2015 as the liabilities did not exist during the 2015 calendar year.

Net Loss

Net loss from operations for the three months ended June 30, 2016, was $2,994,587 compared to a loss of $232,050 for the three months ended June 30, 2015. The increase in loss for the three months ended June 30, 2016 is due mainly to an increase in operating costs of $2,570,083 and an increase in interest expense of $246,379.

Results of operations for the six months ended June 30, 2016 and 2015.

Revenue

Total revenue for the six months ended June 30, 2016, were $85,070, compared to revenue of $228,051 for the six month period ended June 30, 2015. During the six months ended June 30, 2016, revenues from nonrelated parties totaled $85,010 and revenues from related parties totaled $60 compared to $142,194 from nonrelated parties and $85,857 from related parties during the six months ended June 30, 2015. The decrease in revenue was due to the discontinuation of telecommunication services due to the gross loss incurred on the service.

Cost of Goods Sold

The Company incurred total cost of goods sold of $149,354 for the six months ended June 30, 2016, compared to $179,618 for the six months ended June 30, 2015 resulting in gross margins of negative $64,284 and positive $48,433. The decrease in gross margins was due to the decline in services being provided during the six months ended June 30, 2016 as compared to the same period in 2015. These services have been discontinued given the losses incurred on the service.

Operating Expenses

Operating expenses for the six months ended June 30, 2016, were $3,135,013 compared to $327,979 for the six months ended June 30, 2015. Operating expenses were greater in the six months ended June 30, 2016 due mainly to an increase in professional services of $1,455,846 due to common shares valued at $1,046,414 being issued for professional fees and the reverse recapitalization transaction and incremental costs associated with operating as a public company. Additionally, officer and director compensation increased $1,251,621 during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 due to increased management and board costs associated with operating as a public company and stock based compensation to directors totaling $1,123,735 during the six months ended June 30, 2016.

Loss from Operations

Loss from operations was $3,199,297 for the six months ended June 30, 2016, compared to $279,546 for the six months ended June 30, 2015. The increase in losses from operations is the result of decreased revenue, higher cost of revenue and higher operating expenses as discussed previously.

Other Income (Expense)

Total other expense during the six months ended June 30, 2016 were $550,167 compared to $0 for the same period in 2015. Interest expense for the six months ended June 30, 2016, was $890,182, and is the result of the recognition of debt discounts associated with convertible notes payable, the excess fair market value of derivatives being charged to interest expense, imputed interest on related party loans and interest accruals on outstanding debt. The Company did not incur interest expense during the six months ended June 30, 2015 as there was not outstanding debt at that time. Additionally, the Company recorded a gain on the change in fair market values of derivative liabilities of $392,186 during the six months ended June 30, 2016 compared to $0 during the six months ended June 30, 2015 as the liabilities did not exist during the 2015 calendar year.

Net Loss

Net loss from operations for the six months ended June 30, 2016, was $3,749,464 compared to a loss of $279,546 for the six months ended June 30, 2015. The increase in loss for the six months ended June 30, 2016 is due mainly to an increase in operating costs of $2,807,034 and an increase in interest expense of $890,182.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, the Company had net current assets of $1,341,342 and current liabilities of $5,849,794 compared to $205,781 and $4,114,104 as of December 31, 2015 creating a working capital deficit of $4,508,452 and $3,908,323 as of June 30, 2016 and December 31, 2015. The Company had cash on hand of $109,792 and $18,047 as of June 30, 2016 and December 31, 2015 as well as a bank overdraft of $7 and $0 as of June 30, 2016 and December 31, 2015.

Operational Activities

The Company used $716,339 of cash in operations during the six months ended June 30, 2016, and $264,840 during the six months ended June 30, 2015. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash used in operating activities during the six months ended June 30, 2016 consisted of a net loss of $3,749,464, non-cash losses and gains totaling $2,678,486 and changes in working capital of $354,639. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company generated $36,727 of cash from investing activities during the six months ended June 30, 2016 compared to $68,018 used during the six months ended June 30, 2015. The net cash provided by and used in investing activities during each period were the results of changes in related party receivables.

Financing Activities

The Company had net cash proceeds of $771,357 from financing activities during the six months ended June 30, 2016 compared to $305,483 during the six months ended June 30, 2015. The net cash provided by financing activities during the six months ended June 30, 2016 included $812,380 of proceeds from convertible notes payable, repayments of related party loans of $38,626, repayments of loans payable of $2,500, repayment of bank overdrafts of $1,081 and cash acquired through the reverse recapitalization of $1,184. Net cash provided by financing activities during the six months ended June 30, 2015 consisted of proceeds from related party loans of $305,483.

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

Going Concern

The Company has a working capital deficiency of $5,367,948 and accumulated deficit of $4,463,047 as of June 30, 2016. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2016, the Company has issued 2,496,894 shares of commons stock for the conversion of $224,495 of principal of convertible notes payable and 167,625 shares for the conversion of $15,721 of accrued interest. Additionally, the Company issued 450,000 common shares valued at $13,260 as repayment of a non-convertible loan; 8,774,959 common shares valued at 8,774,959 for services; 200,535 common shares for other expenses of $45,000 and rescinded 4,000,000 common shares previously issued common shares. There were 230,413,988 shares of common stock issued and outstanding as of June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. [Removed and Reserved]

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	Filed herewith
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith
101.LAB	XBRL Extension Labels Link base Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Link base Document	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

(2)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.

(3)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended December 31, 2015 filed on April 1, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: August 19, 2016	By:	/s/ Arik Maimoun
Chief Executive Officer

	By:	/s/ Christian Carnell
Chief Financial Officer

