Form 10-Q
period 2016-09-30
NEXT GROUP HOLDINGS, INC.
filed 2016-11-21
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: SEPTEMBER 30, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 21, 2016 the issuer had 246,914,217 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Consolidated Balance Sheets	2

Unaudited Consolidated Statements of Operations	3

Unaudited Statement of Changes in Stockholders’ Deficit	4

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6 - 31

NEXT GROUP HOLDINGS, INC

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$134,598	$18,047
Restricted cash	40,976	-
Accounts receivable, net	92,733	62,734
Finance deposit	25,000	25,000
Loan receivable, related party	60,000	60,000
Loan receivable	123,353	40,000
Prepaid expenses and other current assets	92,356	-
Total current assets	569,016	205,781

Equipment, net of accumulated depreciation	98,218	-
Related party receivable	90,266	132,179
License fee	138,889	201,385
Intangible assets, net of accumulated amortization	1,243,429	-
Goodwill	2,651,354	-

Total assets	$4,791,172	$539,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$2,792	$-
Accounts payable and accrued liabilities	2,900,020	408,820
Deferred revenue	28,058	-
Customer deposits	725,770	-
Loan payable	477,736	30,000
Convertible notes payable, net of discounts and debt issue costs	710,113	-
Derivative liability	832,771	-
Related party payable	3,073,161	3,504,702
Interest payable, related party	13,479	349
Notes payable, related party	280,000	280,000
Total current liabilities	9,043,900	4,223,871

Stockholders' Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of September 30, 2016 and December 31,2015, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 246,914,217 and 177,539,180 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	246,914	177,539
Additional paid in capital	6,643,648	(23,868)
Accumulated deficit	(8,515,517)	(3,820,945)
Subscription receivable	(10,000)	(10,000)
Total Next Group Holdings, Inc. stockholders' deficit	(1,624,955)	(3,667,274)

Non-controlling interest in subsidiaries
Non-controlling interest: additional paid in capital in consolidated subsidiaries	(2,501,194)	38,570
Non-controlling interest: accumulated deficit in consolidated subsidiaries	(126,579)	(55,822)
Total non-controlling interest in subsidiaries	(2,627,773)	(17,252)

Total liabilities and stockholders' deficit	$4,791,172	$539,345

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$502,472	$42,146	$587,482	$184,340
Revenue, related party	12,758	(619)	12,818	85,238
Total revenue	515,230	41,527	600,300	269,578

Cost of revenue	360,919	-	360,919	-
Cost of revenue, related party	80,988	164,002	230,342	343,620
Gross profit (loss)	73,322	(122,475)	9,038	(74,042)

Operating expenses
Officer compensation	166,684	27,538	1,611,419	220,652
Professional fees	1,370,885	74,873	2,843,656	91,798
General and administrative	330,840	(742)	548,347	117,198
Total operating expenses	1,868,409	101,669	5,003,422	429,648

Loss from operations	(1,795,087)	(224,144)	(4,994,384)	(503,690)

Other income (expense)
Other income	-	25,000	10,245	25,000
Other expense	-	-	(45,000)	-
Loss on disposal of equipment	-	-	(2,926)	-
Interest expense	(412,017)	-	(1,302,199)	-
Penalties on convertible notes payable	-	-	(14,490)	-
Gain on derivative liability	1,191,239	-	1,583,425	-
Total other income (expense)	779,222	25,000	229,055	25,000

Net loss before income taxes	(1,015,865)	(199,144)	(4,765,329)	(478,690)

Income taxes	-	-	-	-

Net loss before non-controlling interest	(1,015,865)	(199,144)	(4,765,329)	(478,690)
Net income attributable to non-controlling interest	65,374	-	70,757	-
Net loss attributable to Next Group Holdings, Inc.	$(950,491)	$(199,144)	$(4,694,572)	$(478,690)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding	234,060,228	219,373,975	230,017,361	219,373,975

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

									Non-Controlling Interest
					Additional			Total	Additional		Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	Stockholders'	Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit	Capital	Deficit	Interest
Balance, December 31, 2015	10,000,000	$10,000	177,539,180	$177,539	$(23,868)	$(3,820,945)	$(10,000)	$(3,667,274)	$38,570	$(55,822)	$(17,252)

Recapitalization	-	-	44,784,795	44,785	(1,077,400)	-	-	(1,032,615)	-	-	-
Common shares rescinded	-	-	(4,000,000)	(4,000)	4,000	-	-	-	-	-	-
Stock based compensation	-	-	-	-	1,130,818	-	-	1,130,818	-	-	-
Shares issued for services	-	-	9,274,959	9,275	2,120,803	-	-	2,130,078	-	-	-
Shares issued for prepayment of services	-	-	1,428,571	1,429	48,571	-	-	50,000	-	-	-
Shares issued for other expense	-	-	200,535	200	44,800	-	-	45,000	-	-	-
Shares issued in exchange for loan principal	-	-	450,000	450	12,810	-	-	13,260	-	-	-
Shares issued for conversion of debt	-	-	7,236,177	7,236	478,660	-	-	485,896	-	-	-
Shares issued for acquisition	-	-	10,000,000	10,000	1,260,000	-	-	1,270,000	-	-	-
Net liabilities assumed in acquisition from related party	-	-	-	-	(780,147)	-	-	(780,147)	-	-	-
Minority interest acquired	-	-	-	-	2,540,903	-	-	2,540,903	(2,540,903)	-	(2,540,903)
Forgiveness of imputed interest on related party payable	-	-	-	-	179,706	-	-	179,706	1,139	-	1,139
Derivative liability write off due to conversion of debt	-	-	-	-	703,992	-	-	703,992	-	-	-
Net loss for period ending September 30, 2016	-	-	-	-	-	(4,694,572)	-	(4,694,572)	-	(70,757)	(70,757)
Balance September 30, 2016	10,000,000	$10,000	246,914,217	$246,914	$6,643,648	$(8,515,517)	$(10,000)	$(1,624,955)	$(2,501,194)	$(126,579)	$(2,627,773)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss before non-controlling interest	$(4,694,572)	$(478,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(70,757)	-
Imputed interest	180,845	-
Stock based compensation	1,130,818	-
Shares issued for services	2,130,078	-
Shares issued for other expense	45,000	-
Excess fair market of derivative charged to interest	333,482	-
Debt discount amortization	636,302	-
Amortization of debt issue costs	24,511	-
Amortization of intangible assets	66,629	-
Depreciation expense	25,012	-
Loss on disposal of equipment	2,926	-
License fee amortization	62,495	27,780
Default penalties on convertible notes	14,490	-
Gain on derivative fair value adjustment	(1,583,425)	-
Changes in Operating Assets and Liabilities:
Restricted cash	3,678	-
Accounts receivable	31,392	(136,196)
Prepaid expenses	(26,192)	-
Inventory	2,214	-
Accounts payable	706,186	92,258
Deferred revenue	28,058	-
Customer deposits	(30,035)	-
Related party interest payable	13,130	-
Net Cash Used by Operating Activities	(967,736)	(494,848)

Cash Flows from Investing Activities:
Advance from related parties	41,913	(75,247)
Cash acquired in acquisitions, net of cash paid	43,573	-
Net Cash Provided by Investing Activities	85,486	(75,247)

Cash Flows from Financing Activities:
Bank overdraft	1,704	581
Proceeds from loans payable	50,000	30,000
Repayments of loans payable	(20,961)	-
Proceeds from convertible notes	969,130	-
(Repayments of) proceeds from related party loans	(47,481)	512,906
Cash acquired through reverse recapitalization	1,184	-
Cash contributed in acquisition from related party net of cash paid	45,225	-
Net Cash Provided by Financing Activities	998,801	543,487

Net Increase (Decrease) in Cash	116,551	(26,608)
Cash at Beginning of Period	18,047	28,755
Cash at End of Period	$134,598	$2,147

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as loan repayment	$13,260	$-
Common stock issued for conversion of note principal	$449,940	$-
Common stock issued for conversion of accrued interest	$35,956	$-
Common stock issued for prepayment of services	$50,000	$-
Change in derivative liabilities due to conversion of convertible notes payable	$703,992	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Next Group Holdings, Inc, (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned). NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016.

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

On July 22, 2016, the Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) which has a 64% interest in Accent InterMedia, LLC (“AIM”) and no other assets or liabilities. AIM operates as a leading gift card provider and in business activities very synergistic with those the Company is currently engaged in.

On August 10, 2016, M&M, a wholly owned subsidiary of the Company, closed the acquisition of Tel3 from a related party. Tel3 provides prepaid international long distance telephone services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report. The accompanying consolidated balance sheet as of December 31, 2015 has been derived from our unaudited financial statements. The consolidated statements of operations and cash flows for the three and nine months ended September 30, 2016 are not necessarily indicative of the consolidated results of operations or cash flows to be expected for any future period or for the year ending December 31, 2016.

The accompanying unaudited consolidated financial statements have been prepared by management and in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position and results of operations as of the dates and for the periods presented.

Effective January 12, 2016, the Company changed its name from Pleasant Kids, Inc. (“PLKD”) to Next Group Holdings, Inc. (“NGH”).

Basis of Presentation

This summary of accounting policies for Next Group Holdings, Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting) and have been consistently applied in the preparation of the unaudited consolidated financial statements.

Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of loans receivable, potential impairment losses of the capitalized license fee and fair value calculations related to embedded derivative features of outstanding convertible notes payable.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of September 30, 2016 or December 31, 2015.

As discussed in Note 1 – Organization and Description of Business Activities the Company acquired a majority interest in AIM through its acquisition of TPP. AIM operates as a leading gift card processing provider and carries cash in trust on behalf of its clients. The cash is carried on the balance sheet as restricted as a result.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset's estimated fair value and its carrying value. There was no impairment to its long-lived assets as of September 30, 2016 and December 31, 2015, respectively.

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

Except as discussed in Note 7 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of September 30, 2016 and December 31, 2015.

Reclassifications

Certain prior-year amounts have been reclassified in order to conform to the current-year presentation. Reclassifications are limited to the combination of related party payables accounts which were presented individually in the Company’s 10Q filing for the three month period ended March 31, 2016.

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

At September 30, 2016, the Company had thirteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $870,500 plus accrued interest of $42,751 for total convertible debts as of September 30, 2016 of $913,251 representing 35,665,724 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

On July 19, 2016, the Company announced a final record date of July 22, 2016 for a special dividend. The Company did not receive transmittal letters from all shareholders and, because of the significant discrepancy in reported ownership and the transmittal letters, rescinded the dividend.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $138,889 and $201,385 as of September 30, 2016 and December 31, 2015, respectively.

Subscription Receivable

During the year ended December 31, 2014, Cala accepted a $10,000 subscription receivable that remains outstanding as of September 30, 2016 and December 31, 2015. The subscription receivable is shown as a reduction to equity on the balance sheet pursuant to ASC 505.

Recently Issued Accounting Standards

In April 7, 2015 the FASB issued Accounting Standards Update “ASU” 2015-03 on “Interest — Imputation of Interest (Subtopic 835-30)” To simplify presentation of debt issuance costs, the amendments in this Update would require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. This ASU 2015-3 is effective for annual periods ending after December 15, 2015, and interim periods and annual periods thereafter. We reviewed the provisions of this ASU and determined there was an impact on our consolidated financial position and results of operations.

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

In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). ASU 2015-11 amends the existing guidance to require that inventory should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. ASU 2015- 11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2015-11 on its consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, "Revenue from Contracts with Customers - Principal versus Agent Considerations." This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016- 08 is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718)" ("ASU 2016- 09"). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating ASU 2016-09 and its impact on its consolidated financial position or results from operations.

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

NOTE 3 – GOING CONCERN

The Company's unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustment relating to recoverability and classification of recorded amounts of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 4 – LOANS RECEIVABLE

At the time of the reverse recapitalization discussed in Note 1 – Organization and Description of Business, the Company had a loan that was made to an individual totaling $40,000 which was the balance on September 30, 2016 and on December 31, 2015, respectively. This loan was not memorialized in writing and accordingly, carries no terms as to repayment, interest or default. Additionally, the Company acquired a total of $83,353 of loans receivable through its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. The balance due on this loan was $83,353 as of September 30, 2016. The total loans receivable balances were $123,353 and $40,000 as of September 30, 2016 and December 31, 2015, respectively.

As discussed in Note 8 – Related Party Transactions, during the year ended December 31, 2014, the Company made a series of loans to the sister of Mr. Arik Maimon, our Chief Executive Officer totaling $60,000. No repayments have been made leaving a total principal balance of $60,000 due at September 30, 2016 and December 31, 2015, respectively. These loans were not memorialized in writing and accordingly, carry no terms as to repayment, interest or default.

NOTE 5 – FIXED ASSETS

The Company acquired $4,572 of equipment net of accumulated depreciation of $1,430 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The Company disposed of this property in April 2016 and recorded a loss on disposal of $2,926 during the nine months ended September 30, 2016. Additionally, the Company acquired a total of $123,013 of equipment at fair value through its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. Depreciation expense was $24,796 and $25,012 during the three and nine months ended September 30, 2016. The Company had the following property and equipment as of September 30, 2016 and December 31, 2015:

	Useful Lives (years)	September 30, 2016	December 31, 2015
Computers and Software	1.6	$4,022	$-
Warehouse Equipment	.75	85,495	-
Furniture and Fixtures	1.5	28,885	-
Leasehold Improvements	.33	4,124	-
Total		122,527	-
Accumulated Depreciation		(24,309)	-
Equipment, net		$98,218	$-

NOTE 6 – CONVERTIBLE NOTES PAYABLE

The following is a summary of all convertible notes outstanding as of September 30, 2016:

Holder	Issue Date	Due Date	Principal	Unamortized Debt Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 1	11/25/2015	11/24/2016	$82,500	$(12,379)	$-	$70,121	$5,605
Noteholder 1	12/21/2015	12/21/2016	27,000	(6,089)	-	20,911	1,663
Noteholder 1	1/15/2016	1/15/2017	131,250	(108,866)	(1,826)	20,558	7,451
Noteholder 1	3/8/2016	3/8/2017	50,000	(33,849)	(1,092)	15,059	2,247
Noteholder 1	4/11/2016	4/11/2017	82,500	(42,347)	(2,181)	37,972	3,110
Noteholder 1	4/11/2016	4/11/2017	82,500	(42,347)	(2,181)	37,972	3,110
Noteholder 1	4/11/2016	4/11/2017	82,500	(42,347)	(2,181)	37,972	3,110
Noteholder 1	5/16/2016	5/16/2017	100,000	-	(3,123)	96,877	3,003
Noteholder 1	7/22/2016	7/22/2017	50,000	-	(2,021)	47,979	767
Noteholder 1	8/2/2016	8/2/2017	50,000	-	(2,021)	47,979	647
Noteholder 2	11/20/2015	11/20/2016	37,000	(5,148)	-	31,852	2,555
Noteholder 3	3/8/2016	3/8/2017	24,000	(16,244)	(1,092)	6,664	2,127
Noteholder 3	5/16/2016	5/16/2017	100,000	-	(3,123)	96,877	3,003
Noteholder 3	7/22/2016	7/22/2017	50,000	-	(2,021)	47,979	767
Noteholder 3	3/8/2016	3/8/2017	25,000	(16,924)	(815)	7,261	1,129
Noteholder 4	1/19/2016	1/15/2017	131,250	(116,011)	(1,846)	13,393	7,336
Noteholder 4	3/9/2016	3/8/2017	50,000	(33,907)	(1,091)	15,002	2,245
Noteholder 5	11/9/2015	11/9/2016	65,000	(7,315)	-	57,685	1,063
Totals			$1,220,500	$(483,773)	$(26,614)	$710,113	$50,938

Noteholder 1:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on August 12, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $72,450 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on August 12, 2016. The Note was convertible into the Company's common stock at the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company had the right to prepay the Note at any time from the date of issuance until the note was paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. The Company incurred a penalty of $14,490 under the terms of the note related to a DTC chill which was added to the then outstanding principal balance during the nine months ended September 30, 2016. During the nine months ended September 30, 2016, the Company issued 905,625 common shares for the conversion of $86,940 of principal which included the penalty and 99,286 common shares for the conversion of $9,518 of accrued interest. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on September 21, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 7% OID such that the purchase price was $76,875. The Note, together with accrued interest at the annual rate of 8%, was due on September 21, 2016. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company had the right to prepay the Note at any time from the date of issuance until the note was paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ended September 30, 2016, the Company issued 873,015 common shares for the conversion of $82,500 of principal and 44,010 common shares for the conversion of $4,159 of accrued interest. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on October 19, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on October 15, 2016. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company had the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ended September 30, 2016 the Company issued 1,499,662 common shares for the conversion of $82,500 of principal and 57,872 common shares for the conversion of $3,164 of accrued interest. As of September 30, 2016, there was $0 of principal and $0 of accrued interest due.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 25, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 25, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $5,605 of accrued interest due at September 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on December 21, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $27,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on December 21, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $27,000 of principal and $1,663 of accrued interest due at September 30, 2016.

On January 15, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $131,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 15, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights on July 15, 2016. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $131,250 of principal and $7,451 of accrued interest due at September 30, 2016.

On March 8, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 8, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recordd a derivative liability upon the note qualifying for conversion rights on September 8, 2016. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $2,247 of accrued interest due at September 30, 2016.

On April 11, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on April 11, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $3,110 of accrued interest due at September 30, 2016.

On April 11, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on April 11, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $3,110 of accrued interest due at September 30, 2016.

On April 11, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $82,500 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on April 11, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $82,500 of principal and $3,110 of accrued interest due at September 30, 2016.

On May 16, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 16, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 55% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $100,000 of principal and $3,003 of accrued interest due at September 30, 2016.

On July 22 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. Of the $50,000 total note, $2,500 was paid to third parties directly on our behalf as debt issues costs resulting in net cash proceeds to the Company of $47,500. The Note, together with accrued interest at the annual rate of 8%, is due on July 22, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $767 of accrued interest due at September 30, 2016.

On August 2 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. Of the $50,000 total note, $2,500 was paid to third parties directly on our behalf as debt issues costs resulting in net cash proceeds to the Company of $47,500. The Note, together with accrued interest at the annual rate of 8%, is due on August 2, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $647 of accrued interest due at September 30, 2016.

Noteholder 2:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on July 30, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price was $35,000. The Note, together with accrued interest at the annual rate of 8%, was due on July 30, 2016. The Note was convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company had the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ended September 30, 2016, the Company issued 440,476 common shares for the conversion of $37,000 of principal and 24,329 common shares for the conversion of $2,043 of accrued interest. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 20, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $37,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The note contains a 5% OID such that the purchase price was $35,000. The Note, together with accrued interest at the annual rate of 8%, is due on November 20, 2016. The Note is convertible into the Company's common stock commencing at any time from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $37,000 of principal and $2,555 of accrued interest due at September 30, 2016.

Noteholder 3:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 9, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $75,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on November 9, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company had the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ended September 30, 2016, the Company issued 1,153,855 common shares for the conversion of $75,000 of principal and 77,892 common shares for the conversion of $5,062 of accrued interest. There was $0 of principal and $0 of accrued interest due as of September 30, 2016.

On March 8, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 8, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights on September 8, 2016. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and  unpaid interest due on the prepayment date. During the nine months ended September 30, 2016, the Company issued 520,000 common shares for the conversion of $26,000 of principal. There was $24,000 of principal and $3,003 of accrued interest due at September 30, 2016.

On May 16, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on May 16, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $100,000 of principal and $3,003 of accrued interest due at September 30, 2016.

On July 22, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on July 22, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company will bifurcate the conversion feature of the note and record a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $767 of accrued interest due at September 30, 2016.

On March 8, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $25,000 pursuant to the terms March 8, 2017. The note was funded during the three months ended September 30, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $25,000 of principal and $1,129 of accrued interest due at September 30, 2016.

Noteholder 4:

On January 19, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $131,250 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on January 19, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $131,250 of principal and $7,336 of accrued interest due at September 30, 2016.

On March 9, 2016, the Company sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $50,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on March 9, 2017. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to “reset” provisions in the event the Company subsequently issues common stock, stock warrants, stock options or convertible debt with a stock price, exercise price or conversion price lower than conversion price of these notes. If these provisions are triggered, the conversion price of the note will be reduced.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company bifurcated the conversion feature of the note and recorded a derivative liability upon the note qualifying for conversion rights. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. There was $50,000 of principal and $2,245 of accrued interest due at September 30, 2016.

Noteholder 5:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 9, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party for the principal amount of $100,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, is due on November 9, 2016. The Note is convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company has the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ended September 30, 2016, the Company issued a total of 800,000 common shares for the conversion of $35,000 of principal and 192,515 common shares for the conversion of $9,623 of accrued interest There was $65,000 of principal and $1,063 of accrued interest due at September 30, 2016.

Noteholder 6:

Through the reverse recapitalization as discussed in Note 2, the Company acquired a convertible note payable that was entered into by Pleasant Kids (PLKD) on November 9, 2015. PLKD sold and issued a Convertible Promissory Note to an unrelated party, for the principal amount of $25,000 pursuant to the terms of a Securities Purchase Agreement of even date therewith. The Note, together with accrued interest at the annual rate of 8%, was due on November 9, 2016. The Note was convertible into the Company's common stock commencing 180 days from the date of issuance at a conversion price equal to 50% of the lowest trade price of the Company's common stock for the twenty prior trading days including the date of conversion. The Company had the right to prepay the Note at any time from the date of issuance until the note is paid in full at an amount equal to 150% of the then outstanding principal amount of the Note, including accrued and unpaid interest due on the prepayment date. During the nine months ended September 30, 2016, the Company issued 500,000 common shares for the conversion of $25,000 of principal and 47,640 common shares for the conversion of $2,382 of accrued interest. There was $0 of principal and $0 of accrued interest due at September 30, 2016.

Accrued Interest

There was $50,938 and $0 accrued interest due on all convertible notes as of September 30, 2016 and December 31, 2015, respectively.

NOTE 7 – DERIVATIVE LIABILITIES

As of September 30, 2016 the Company had a $832,771 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $1,191,239 and $1,583,425 during the three and nine months ended September 30, 2016, respectively.  The derivative liability activity comes from convertible notes payable as follows:

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

During the nine months ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $23,250 gain from change in fair value of derivatives and a write off of derivative liability due to conversion of $140,119 for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 126%, (3) risk-free interest rate of .23%, (4) expected life of 0.35 of a year, and (5) estimated fair value of the Company’s common stock of $0.25 per share.

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

During the nine months ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $78,916 loss from change in fair value of derivatives and a write off of derivative liability due to conversion of $222,932 for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 491%, (3) risk-free interest rate of 49%, (4) expected life of 0.54 of a year, and (5) estimated fair value of the Company’s common stock of $0.28 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company acquired an $82,500 Convertible Promissory Notes to an unrelated party that matures on October 15, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $66,391 gain from change in fair value of derivatives and a write off of derivative liability due to conversion of $97,951 for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 85%, (3) risk-free interest rate of .32%, (4) expected life of 0.25 of a year, and (5) estimated fair value of the Company’s common stock of $0.12 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company acquired an $82,500 Convertible Promissory Notes to an unrelated party that matures on November 24, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $77,046 and recorded a $87,613 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 89%, (3) risk-free interest rate of .20%, (4) expected life of 0.15 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company acquired an $27,000 Convertible Promissory Notes to an unrelated party that matures on December 21, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $26,230 and recorded a $27,731 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 116%, (3) risk-free interest rate of .29%, (4) expected life of 0.22 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company acquired an $37,000 Convertible Promissory Notes to an unrelated party that matures on July 27, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended September 30, 2016, the noteholder elected to convert all outstanding principal and accrued interest to common stock. At September 30, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $4,648 gain from change in fair value of derivatives and a write off of derivative liability due to conversion of $68,729 for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 111%, (3) risk-free interest rate of .30%, (4) expected life of 0.30 of a year, and (5) estimated fair value of the Company’s common stock of $0.24 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company acquired an $37,000 Convertible Promissory Notes to an unrelated party that matures on November 20, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $41,551 and recorded a $31,392 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 86%, (3) risk-free interest rate of .20%, (4) expected life of 0.14 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company acquired an $75,000 Convertible Promissory Notes to an unrelated party that matures on November 9, 2016 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion.  The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

During the nine months ended September 30, 2016, the noteholder elected to convert all the outstanding principal to common stock. At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $69,877 gain from change in fair value of derivatives and $79,831 write off of derivative liability due to conversion for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 100%, (3) risk-free interest rate of .29%, (4) expected life of 0.34 of a year, and (5) estimated fair value of the Company’s common stock of $0.11 per share.

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

During the nine months ended September 30, 2016, the noteholder elected to convert $35,000 of outstanding principal to common stock. At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $72,909 and recorded a $83,074 gain from change in fair value of derivatives and $43,649 write off of derivative liability due to conversion for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 77%, (3) risk-free interest rate of .20%, (4) expected life of 0.11 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

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

During the nine months ended September 30, 2016, the noteholder elected to convert all outstanding principal to common stock. At September 30, 2016 the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $0 and recorded a $19,102 gain from change in fair value of derivatives and $30,898 write off of derivative liability due to conversion for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 100%, (3) risk-free interest rate of .29%, (4) expected life of 0.34 of a year, and (5) estimated fair value of the Company’s common stock of $0.11 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company entered into an $82,500 convertible note payment with an unrelated party that matures on April 11, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $96,164 and recorded a $82,378 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150%, (3) risk-free interest rate of .45%, (4) expected life of 0.53 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable , the Company entered into an $82,500 convertible note payment with an unrelated party that matures on April 11, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 45% discount from the lowest trading price in the twenty trading days prior to conversion. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $96,164 and recorded a $82,378 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150%, (3) risk-free interest rate of .45%, (4) expected life of 0.53 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

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

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $96,164 and recorded a $82,378 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 150%, (3) risk-free interest rate of .45%, (4) expected life of 0.53 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable,  the Company entered into an $131,250 convertible note payment with an unrelated party that matures on January 15, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The note became convertible six months after issuance or July 15, 2016. The aggregate fair value of the derivative at July 15, 2016 to be $176,606 of which $131,250 was recorded as a debt discount on the convertible note and will be recognized over the life of the instrument. The remaining $45,356 of value was immediately recognized as interest expense.

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $15,701 and recorded a $160,905 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 135%, (3) risk-free interest rate of .29%, (4) expected life of 0.29 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable,  the Company entered into an $50,000 convertible note payment with an unrelated party that matures on March 8, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The note became convertible six months after issuance or September 8, 2016. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The aggregate fair value of the derivative at September 8, 2016 to be $38,532 which was recorded on the balance sheet as a debt discount on the convertible note and will be recognized over the life of the instrument.

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $10,921 and recorded a $27,611 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk-free interest rate of .29%, (4) expected life of 0.44 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable,  the Company entered into an $50,000 convertible note payment with an unrelated party that matures on March 8, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The note became convertible six months after issuance or September 8, 2016. The aggregate fair value of the derivative at September 8, 2016 to be $38,524 which was recorded on the balance sheet as a debt discount on the convertible note and will be recognized over the life of the instrument.

During the nine months ended September 30, 2016, the noteholder elected to convert $26,000 of principal to common stock. At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $5,245 and recorded a $13,396 gain from change in fair value of derivatives and $19,883 write off of derivative liability due to conversion for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk-free interest rate of .45%, (4) expected life of 0.44 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable,  the Company entered into an $25,000 convertible note payment with an unrelated party that matures on March 8, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The note became convertible six months after issuance or September 8, 2016. The aggregate fair value of the derivative at September 8, 2016 to be $19,266 which was recorded on the balance sheet as a debt discount on the convertible note and will be recognized over the life of the instrument.

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $5,461 and recorded a $13,805 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 165%, (3) risk-free interest rate of .29%, (4) expected life of 0.44 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable,  the Company entered into an $131,250 convertible note payment with an unrelated party that matures on January 15, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The note became convertible six months after issuance or September 9, 2016. The aggregate fair value of the derivative at September 9, 2016 to be $138,780 of which $131,250 was recorded on the balance sheet as a debt discount on the convertible note and will be recognized over the life of the instrument. The remaining $7,530 of value was immediately recognized as interest expense.

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $15,701 and recorded a $123,079 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 135%, (3) risk-free interest rate of .29%, (4) expected life of 0.29 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

As discussed in Note 6 – Convertible Notes Payable,  the Company entered into an $50,000 convertible note payment with an unrelated party that matures on March 9, 2017. The note bears interest at a rate of 8% per annum and can be convertible into the Company’s common shares, at the holder’s option, at the conversion rate equal to a 50% discount from the lowest trading price in the twenty trading days prior to conversion but not lower than $0.05 per share. The Company analyzed the conversion feature of the agreement for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value. The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change. The Company fair values the embedded derivative using the Black-Scholes option pricing model. The note became convertible six months after issuance or September 9, 2016. The aggregate fair value of the derivative at September 9, 2016 to be $38,357 which was recorded on the balance sheet as a debt discount on the convertible note and will be recognized over the life of the instrument.

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to notes and determined an aggregate fair value of $11,014 and recorded a $27,343 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the notes was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 655%, (3) risk-free interest rate of .29%, (4) expected life of 0.44 of a year, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the acquisition of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.001 per share. At the time of issuance, the Company measured the fair value of the options issued and recorded a derivative liability of $898,490.

At September 30, 2016, the Company marked-to-market the fair value of the derivative liabilities related to options and determined an aggregate fair value of $262,500 and recorded a $635,990 gain from change in fair value of derivatives for the nine months ended September 30, 2016. The fair value of the embedded derivatives for the options was determined using the Black-Scholes option pricing model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 913%, (3) risk-free interest rate of .88%, (4) expected life of 2.79 years, and (5) estimated fair value of the Company’s common stock of $0.035 per share.

A summary of the changes in derivative liabilities balance for the nine months ended September 30, 2016 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2015	$-
Acquired in reverse recapitalization	1,236,007
Initial measurement of derivative liabilities	1,884,181
Change in fair market value	(1,583,425)
Write off due to conversion	(703,992)
Balance, September 30, 2016	$832,771

NOTE 8 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	-	$-
Granted	18,500,000	0.224
Exercised	-	-
Forfeited	(1,000,000)	1.00
Expired	-	-
Outstanding, September 30, 2016	17,500,000	$0.180

The following table discloses information regarding outstanding and exercisable options at September 30, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	3.73	10,833,334	$0.18
	17,500,000	$0.18	3.73	10,833,334	$0.18

On May 31, 2016, the Company issue 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of this issuance vest based on performance milestones which the Company believes is 50% likely of occurring resulting in stock based expense of $558,328. The remaining fair value of the unvested shares will be recognized according to the estimated probability of the performance obligations being achieved.

On July 14, 2016, the Company issued 7,500,000 options as part of its acquisition of TPP. The options are exercisable for a period of three years and carry an exercise price of $0.18 per share. The options carry a ratchet pricing feature whereby they become exercisable at $0.001 per share if the Company’s common stock trades at a price greater than $0.50 per share. The options carried a value of $898,490 which was recorded as a derivative liability as discussed in Note 7 – Derivative Liabilities.

The Company issued 1,000,000 stock options exercisable at $1.00 pursuant to its agreement with Glocal. This agreement was amended on August 9, 2016 in which the option owners forfeited these options. The fair value of the 1,000,000 stock options granted with an exercise price of $1.00 was amortized through the forfeiture resulting in stock based compensation expense of $14,166.

Total stock based compensation expense was $7,083 and $1,130,818 during the three and nine months ended September 30, 2016 leaving an unrecognized expense of $558,328 as of September 30, 2016. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2016
Expected term of options granted	0 - 5 years
Expected volatility range	778 - 850%
Range of risk-free interest rates	0.82 - 1.41%
Expected dividend yield	0%

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

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the nine months ended September 30, 2016 and year ended December 31, 2015. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at September 30, 2016 and December 31, 2015 consisted of the following:

Loans Receivable, Related Party

During the year ended December 31, 2014, the Company made a series of loans to the sister of Mr. Arik Maimon, our Chief Executive Officer totaling $60,000. No repayments have been made leaving a total principal balance of $60,000 due at September 30, 2016 and December 31, 2015, respectively. These loans were not memorialized in writing and accordingly, carry no terms as to repayment, interest or default.

Due from related parties

	September 30, 2016	December 31, 2015
(a) Due from Next Cala 360, Inc.	$90,266	$132,179
Total Due from related parties	$90,266	$132,179

Due to related parties

	September 30, 2016	December 31, 2015
(b) Due to Next Communications, Inc.	$2,978,041	$3,025,522
(c) Due to Asiya Communications SAPI de C.V.	95,120	95,120
(d) Due to Pleasant Kids, Inc.	-	384,060
Total Due from related parties	$3,082,016	$3,504,702

(a)	Next Cala 360, is a Florida corporation established and managed by our Chief Executive Officer.
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

During the three and nine months ended September 30, 2016, the Company recorded interest expense of $59,111 and $179,706 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 6 – Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc. There was $280,000 of total principal and $13,479 of interest due at September 30, 2016.

Cost of Revenues (Related Party)

The Company purchases cellular minutes for wholesale distribution from Next Communications, Inc. Next Communications is a cellular company in which our Chief Executive Officer owns a 50% interest and serves as Chief Executive Officer. Purchases from Next Communications, Inc. for wholesale distribution of minutes totaled $80,988 and $230,342 during the three and nine months ended September 30, 2016.

Revenues (Related Party)

The Company generated revenues from related parties of ($619) and $85,238 during the three and nine months ended September 30, 2015. Of this total, $20,381 and $103,805 was generated from Next Cala 360 during the three and nine months ended September 30, 2015, respectively and ($21,000) and $0 was generated from a separate entity controlled by our CEO during the three and nine months ended September 30, 2015.

The Company generated revenues of $12,758 and $12,818 from related parties during the three and nine months ended September 30, 2016. During the three months ended September 30, 2016, $12,676 was received from Next Cala 360 and $82 from Asiya Communications SAPI de C.V. During the nine months ended September 30, 2016, $12,676 was received from Next Cala 360 and $142 from Asiya Communications SAPI de C.V.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2016:

September 30, 2016
Trade payables	$2,517,321
Accrued expenses	127,216
Accrued interest	51,749
Accrued salaries and wages	203,734
Total	$2,900,020

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 60,000,000 shares of preferred stock with a par value of $0.001 of which 50,000,000 was designated Series A and 10,000,000 as Series B. With the completion of the recapitalization as discussed in Note 2, the outstanding Series A preferred shares were cancelled leaving a balance outstanding of Preferred Series A of -0-.

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

During the nine months ended September 30, 2016, the Company has issued 6,692,633 shares of commons stock for the conversion of $449,940 of principal of convertible notes payable and 543,544 shares for the conversion of $35,956 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 450,000 common shares valued at $13,260 as repayment of a non-convertible loan and rescinded 4,000,000 common shares previously issued in connection with the reverse recapitalization discussed in Note 1 – Organization and Description of Business. Common stock issued for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB. The details of certain issuances of common stock are as follows:

Common Shares Issued for Services

The Company issued 8,774,959 common shares for services totaling $2,092,828 pursuant to an agreement whereby a third party would provide certain services on behalf of the Company for a period of six months effective April 7, 2016. The Company valued the common shares using the close price of the stock as listed on the OTCBB on April 7, 2016. The Company recognized the value of the shares over the term of the agreement resulting in $1,046,414 and $2,092,828 of expense during the three and nine months ended September 30, 2016.

Additionally, the Company issued a total of 500,000 shares for services in connection with its amendment to its Joint Venture agreement with Glocal Payment Solutions dated August 9, 2016. The shares were valued using the close price on the date of issuance as quoted by Nasdaq of $0.0745 resulting in total expense of $37,250.

Common Shares Issued for Prepayment of Services

The Company issued 1,428,571 common shares as a prepayment for services pursuant to an agreement with a third party whereby the third party would provide certain marketing and consulting services for a period of six months effective October 1, 2016. The shares were valued using the close price on the date of issuance as quoted by Nasdaq of $0.035 resulting in a total value of $50,000. The amount is being carried as a prepaid expense as of September 30, 2016.

Common Shares Issued for Acquisitions

On July 22, 2016, the Company completed its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. Pursuant to this agreement, the Company issued 10,000,000 shares of common stock valued at $1,270,000.

Common Shares Issued for Other Expenses

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

Common Shares Rescinded

On April 22, 2016, the Company entered into a settlement agreement with the former officers of Pleasant Kids, Inc. to settle certain claims the Company brought against former management. Under the terms of the agreement, former management agreed to return a total of 4,000,000 common shares to the Company and the Company agreed to lift a stop transfer order that was placed on other shares.

Summary of common stock activity for the nine months ended September 30, 2016	Outstanding shares
Balance, December 31, 2015	177,539,180
Recapitalization	44,784,795
Share rescission	(4,000,000)
Shares issued for services	10,703,530
Shares issued for other expense	200,535
Shares issued as repayment of loan (a)	450,000
Shares issued for acquisition	10,000,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	7,236,177
Balance, September 30, 2016	246,914,217

(a)	Shares issued as repayment of outstanding loan principal of $13,260. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 6 – Convertible Notes Payable.

NOTE 12 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the three months ended September 30, 2015 or 2016.

During the nine months ended September 30, 2016 and 2015, the Company generated 14% and 91% of its revenues from five and six separate customers, respectively. Of the 91% during the nine months ended September 30, 2015, 40% was from related parties. The loss of any one of these customers would have a material adverse effect on the Company’s operations. The concentration of revenues during the nine months ended September 30, 2016 and 2015 were:

	Nine months ended September 30,
	2016		2015
	Revenues	% of Total	Revenues	% of Total
Customer 1	$3,224	1%	$-	0%
Customer 2	20,000	3%	-	0%
Customer 3	12,301	2%	-	0%
Customer 4	35,000	6%	-	0%
Customer 5	-	0%	32,675	12%
Customer 6	-	0%	27,000	10%
Customer 7	-	0%	50,000	19%
Customer 8	-	0%	27,787	10%
Customer 9, related party	12,676	2%	103,805	39%
Customer 10, related party	-	0%	2,433	1%
Customer 11, related party	142	0%	-	0%
All Others	516,957	86%	25,878	9%
Total	$600,300	100%	$269,578	100%

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

On April 7, 2016, the Company executed an agreement with a third party to provide certain services for the Company. The agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reached $750,000,000. The probability of this event is uncertain at present and the Company has not accrued a contingent loss as of September 30, 2016 as a result.

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of September 30 as a result.

NOTE 14 – ACQUISITIONS

Transaction Processing Products, Inc.

As discussed in Note 1 – Organization and Description of Business Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) on July 22, 2016. The Company executed two separate agreements as part of the transaction; the first to purchase outstanding debt totaling $5.2 million owed by TPP to the seller in exchange for 10,000,000 shares of common stock and 7,500,000 options to purchase additional shares of stock at $0.18 per share and the second to purchase the sellers interest in Accent InterMedia, LLC for cash consideration of $10. Where the agreements were executed simultaneously, they were accounted for as a single transaction. The common shares issued were valued at $1,270,000 and the options issued at $898,490 resulting in total consideration of $2,168,500 when combined with the $10 of cash paid. The Company assumed net liabilities of $1,792,912 at fair value and identifiable intangible assets totaling $1,310,058, resulting in goodwill of $2,651,354. Net liabilities assumed consisted of the following:

Cash	$43,583
Restricted cash	44,654
Accounts receivable	61,391
Inventory	2,214
Prepaid expenses and other current assets	9,435
Equipment	123,013
Note receivable	83,353
Accounts payable	(1,741,858)
Notes payable	(418,697)
Net liabilities assumed (net of $5.2 million intercompany payable / receivable acquired)	(1,792,912)

Fair value of shares issued	1,270,000
Fair value of options issued	898,490
Cash paid	10
Total consideration	2,168,500
Identifiable intangible assets	1,310,058
Goodwill recorded	$2,651,354

Goodwill

Goodwill of $2.65 million represents the excess of consideration transferred over the fair value of assets acquired including identifiable intangible assets and liabilities assumed and is attributable to TPPs strategic position value and projected profits from new products.

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of client contracts and client relationships which had estimated fair values of $93,190 and $1,216,868, respectively. The value of the identifiable intangible assets has yet to be verified by an independent valuation expert and as such, the values are subject to future measurement period adjustments. The intangible assets were measured at fair value using an income approach that discounts expected future cash flows to present value. The Company will amortize the intangible assets on a straight line basis over their expected useful lives. Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Client Contracts	$93,190	9
Client Relationships	1,216,868	53
Total	$1,310,058

Tel3

As discussed in Note 1 – Organization and Description of Business Company completed its acquisition of Tel3 on August 9, 2016 from a related party for cash considerations of $10. As part of the acquisition, the company assumed net liabilities of $780,137 whose book values equaled fair values at the time of acquisition. The Company did not record goodwill for the amount of consideration in excess of the fair values of net liabilities assumed due to the acquisition being from a related party. The excess instead was recorded as a reduction to additional paid-in capital. Net liabilities assumed consisted of the following:

Cash	$45,235
Prepaid expenses	6,728
Accounts payable	(76,294)
Customer deposits	(755,806)
Net liabilities assumed	(780,137)

Cash paid	10
Total consideration	10
Excess recorded as a reduction of additional paid-in capital	$780,147

Pro Forma Information

The unaudited pro forma information for the three and nine months ended September 30, 2015 and 2016 presented below include the effects of the TPP acquisition as if it had been consummated as of July 22, 2015, and the Tel3 acquisition had it been consummated on August 10, 2015 with adjustments to give effect to pro forma events that are directly attributable to the acquisitions, specifically adjustments related to the amortization of acquired intangible assets in TPP for the three and nine months ended September 30, 2015. These adjustments are based upon information and assumptions available to us at the time of filing this Quarterly Report on Form 10-Q. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$515,230	$869,355	$600,300	$1,097,406
Cost of sales	441,907	545,218	591,261	724,836
Gross margin	73,323	324,137	9,039	372,570

Operating expenses	1,868,409	591,133	5,003,422	919,112
Loss from operations	(1,795,086)	(266,996)	(4,994,383)	(546,542)

Other income	779,222	22,834	229,055	22,834
Net loss	$(1,015,864)	$(244,162)	$(4,765,328)	$(523,708)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.02)	$(0.00)

NOTE 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below no material subsequent events exist through the date of this filing.

On July 22, 2016, the Company entered into four separate agreements with convertible note holders agreed not to convert any amount of outstanding principal or accrued interest to shares of common stock for a period of 60 days. These agreements were extended for an additional 30 days upon expiration on September 22, 2016 then an additional 30 days upon expiration of the original extensions on October 22, 2016. Currently, the agreements will expire on November 26, 2016. Under the terms of the agreement, the Company may prepay the outstanding principal and accrued interest of the notes for 130% of the then outstanding amounts. Additionally, the Company amended the notes with Noteholder 1, Noteholder 3 and Noteholder 4 to have a conversion floor of $0.04 per share from the original terms of the convertible notes of $0.05 per share. The amount of principal agreed to freeze by each convertible note holder is as follows:

Holder	Principal
Noteholder 1	$357,000
Noteholder 3	125,000
Noteholder 4	131,250
Noteholder 5	65,000
Total	$678,250

On November 2, 2016, the Company entered into a convertible note payable for $52,500. The note is due on November 2, 2017 and carries an interest rate of 8% per annum. The note is convertible at the option of the holder into common stock of the Company after six months from issuance at a rate equal to 50% of the lowest trading price of the Company’s common stock during the twenty prior trading days from the date of conversion.

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

Business History

Next Group Holdings, Inc, (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned). NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016.

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

On July 22, 2016, the Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) which has a 64% interest in Accent InterMedia, LLC (“AIM”) and no other assets or liabilities. AIM operates as a leading gift card provider and in business activities very synergistic with those the Company is currently engaged in.

On August 10, 2016, M&M, a wholly owned subsidiary of the Company, closed the acquisition of Tel3 from a related party. Tel3 provides prepaid international long distance telephone services.

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

Our subsidiaries are Next Mobile 360 LLC (100%), a limited liability company formed under the laws of Florida (“Next Mobile”), Meimoun & Mammon, LLC (100%), a limited liability company formed under the laws of Florida (“M&M”), NxtGn, Inc. (65%), a corporation formed under the laws of Florida (“NxtGn”), and Next CALA, Inc. (94%), a corporation formed under the laws of Florida (“Next CALA”) and Transaction Processing Products, LLC (100%). Further, Transaction Processing Products, LLC owns a 64% interest in Accent InterMedia and Meimoun & Mammon, LLC owns an 100% interest in Tel3.

Item 2. Business Description

Item 2.01. Business Description

Next Group Holdings through its operating subsidiaries, engages in the business of using proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets.

Principal Products

Through its subsidiaries, the Company offers telecommunication services, prepaid and reloadable general purpose debit cards, commercial gift cards and high definition telepresence products.

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

Results of operations for the three months ended September 30, 2016 and 2015.

Revenue

Total revenue for the three months ended September 30, 2016, were $515,230, compared to revenue of $41,527 for the three month period ended September 30, 2015. During the three months ended September 30, 2016, revenues from non-related parties totaled $502,472 and revenues from related parties totaled $12,758 compared to $42,146 from non-related parties and ($619) from related parties during the three months ended September 30, 2015. The increase in revenue was due to the acquisitions of TPP and Tel3 which contributed revenues of $113,812 and $387,703, respectively, representing total revenues of $501,515 from acquisitions during the three months ended September 30, 2016.

Cost of Goods Sold

The Company incurred total cost of goods sold of $441,907 for the three months ended September 30, 2016, compared to $164,002 for the three months ended September 30, 2015 resulting in gross margins of $73,322 and negative $122,475. The increase in gross margins was due to the elimination of variable costs of revenue from the decline in services being provided during the three months ended September 30, 2016 as compared to the same period in 2015. These services have been discontinued given the losses incurred on the service. Additionally, the Company experienced improved gross margins from its acquisitions of each TPP and Tel3 as each business has a history of profitability.

Operating Expenses

Operating expenses for the three months ended September 30, 2016, were $1,868,409 compared to $101,669 for the three months ended September 30, 2015. Operating expenses were greater in the three months ended September 30, 2016 due mainly to an increase in professional services of $1,296,012 due to common shares valued at $1,065,039 being issued for professional fees and the reverse recapitalization transaction and incremental costs associated with operating as a public company. Additionally, officer and director compensation increased $139,146 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to increased management and board costs associated with operating as a public company and stock based compensation to directors totaling $7,083 during the three months ended September 30, 2016.

Loss from Operations

Loss from operations was $1,795,087 during the three months ended September 30, 2016, compared to $224,144 for the three months ended September 30, 2015. The increase in losses from operations is the result of decreased revenue, higher cost of revenue and higher operating expenses as discussed previously.

Other Income (Expense)

Total other income (expense) during the three months ended September 30, 2016 was a net gain of $779,222 compared to $25,000 for the same period in 2015. Interest expense for the three months ended September 30, 2016, was $412,017, and is the result of the recognition of debt discounts associated with convertible notes payable, excess fair market value of derivative liabilities being charged to interest upon initial measurement, imputed interest on related party loans and interest accruals on outstanding debt. The Company did not incur interest expense during the three months ended September 30, 2015 as there was not outstanding debt at that time. Additionally, the Company recorded a gain on the change in fair market values of derivative liabilities of $1,191,239 during the three months ended September 30, 2016 compared to $0 during the three months ended September 30, 2015 as the liabilities did not exist during the 2015 calendar year. The Company cannot predict the losses or gains from the changes in the fair market values of outstanding derivative liabilities due the variables involved but does not anticipate recording the same amount of gains in future periods.

Net Loss

Net loss before non-controlling interest for the three months ended September 30, 2016, was $1,015,865 compared to a loss of $199,144 for the three months ended September 30, 2015. The increase in loss for the three months ended September 30, 2016 is due mainly to an increase in operating costs of $1,766,740 and an increase in interest expense of $412,017.

Results of operations for the nine months ended September 30, 2016 and 2015.

Revenue

Total revenue for the nine months ended September 30, 2016, were $600,300, compared to revenue of $269,578 for the nine month period ended September 30, 2015. During the nine months ended September 30, 2016, revenues from nonrelated parties totaled $587,482 and revenues from related parties totaled $12,818 compared to $184,340 from nonrelated parties and $85,238 from related parties during the nine months ended September 30, 2015. The increase in revenue was due to the acquisitions of TPP and Tel3 which contributed revenues of $113,812 and $387,703, respectively, representing total revenues of $501,515 from acquisitions during the nine months ended September 30, 2016.

Cost of Goods Sold

The Company incurred total cost of goods sold of $591,262 for the nine months ended September 30, 2016, compared to $343,620 for the nine months ended September 30, 2015 resulting in gross margins of $9,038 and negative $74,042. The decrease in gross margins was due to the decline in services being provided during the nine months ended September 30, 2016 as compared to the same period in 2015. These services have been discontinued given the losses incurred on the service. Additionally, the Company experienced improved gross margins from its acquisitions of each TPP and Tel3 as each business has a history of profitability.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016, were $5,003,422 compared to $429,648 for the nine months ended September 30, 2015. Operating expenses were greater in the nine months ended September 30, 2016 due mainly to an increase in professional services of $2,751,858 due to common shares valued at $2,130,077 being issued for professional fees and the reverse recapitalization transaction and incremental costs associated with operating as a public company. Additionally, officer and director compensation increased $1,390,767during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to increased management and board costs associated with operating as a public company and stock based compensation to directors totaling $1,130,818 during the nine months ended September 30, 2016.

Loss from Operations

Loss from operations was $4,994,384 for the nine months ended September 30, 2016, compared to $503,690 for the nine months ended September 30, 2015. The increase in losses from operations is the result of decreased revenue, higher cost of revenue and higher operating expenses as discussed previously.

Other Income (Expense)

Total other income (expense) during the nine months ended September 30, 2016 was a net gain of $229,055 compared to $25,000 for the same period in 2015. Interest expense for the nine months ended September 30, 2016, was $1,302,199, and is the result of the recognition of debt discounts associated with convertible notes payable, the excess fair market value of derivatives being charged to interest expense, imputed interest on related party loans and interest accruals on outstanding debt. The Company did not incur interest expense during the nine months ended September 30, 2015 as there was not outstanding debt at that time. Additionally, the Company recorded a gain on the change in fair market values of derivative liabilities of $1,583,425 during the nine months ended September 30, 2016 compared to $0 during the nine months ended September 30, 2015 as the liabilities did not exist during the 2015 calendar year. The Company cannot predict the losses or gains from the changes in the fair market values of outstanding derivative liabilities due the variables involved but does not anticipate recording the same amount of gains in future periods.

Net Loss

Net loss before non-controlling interest for the nine months ended September 30, 2016, was $4,765,329 compared to a loss of $478,690 for the nine months ended September 30, 2015. The increase in loss for the nine months ended September 30, 2016 is due mainly to an increase in operating costs of $4,573,774 and an increase in interest expense of $1,302,199.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had net current assets of $569,016 and current liabilities of $9,043,900 compared to $205,781 and $4,223,871 as of December 31, 2015 creating a working capital deficit of $8,474,884 and $4,018,090 as of September 30, 2016 and December 31, 2015. The Company had cash on hand of $134,598 and $18,047 as of September 30, 2016 and December 31, 2015 as well as a bank overdraft of $2,792 and $0 as of September 30, 2016 and December 31, 2015.

Operational Activities

The Company used $967,736 of cash in operations during the nine months ended September 30, 2016, and $494,848 during the nine months ended September 30, 2015. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash used in operating activities during the nine months ended September 30, 2016 consisted of a net loss of $4,765,329, non-cash losses and gains totaling $3,069,163 and changes in working capital of $728,430. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company generated $85,486 of cash from investing activities during the nine months ended September 30, 2016 compared to $75,247 used during the nine months ended September 30, 2015. The Company acquired cash net of cash paid totaling $43,573 through its acquisition of TPP completed during the nine months ended September 30, 2016. The Company also received advances from related parties of $41,913 during the nine months ended September 30, 2016 and made net repayments to related parties of $75,247 during the nine months ended September 30, 2015.

Financing Activities

The Company had net cash proceeds of $998,801 from financing activities during the nine months ended September 30, 2016 compared to $543,487 during the nine months ended September 30, 2015. The net cash provided by financing activities during the nine months ended September 30, 2016 included $969,130 of proceeds from convertible notes payable, repayments of related party loans of $47,481, repayments of loans payable of $20,961, proceeds from loans payable of $50,000, proceeds from bank overdrafts of $1,704; net cash contributed by a related party through the acquisition of Tel3 of $45,225 and cash acquired through the reverse recapitalization of $1,184. Net cash provided by financing activities during the nine months ended September 30, 2015 consisted of proceeds from bank overdrafts of $581, proceeds from loans payable of $30,000 and proceeds from related party loans of $512,906.

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

Going Concern

The Company has a working capital deficiency of $8,474,884 and accumulated deficit of $8,515,517 as of September 30, 2016. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2016, the Company has issued 6,692,633 shares of commons stock for the conversion of $449,940 of principal of convertible notes payable and 543,544 shares for the conversion of $35,956 of accrued interest. Additionally, the Company issued 450,000 common shares valued at $13,260 as repayment of a non-convertible loan; 10,703,530 common shares valued at $2,180,078 for services; 200,535 common shares for other expenses of $45,000; 10,000,000 shares for the actuation of TPP. There were 246,914,217 common shares issued and outstanding at September 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. [Removed and Reserved]

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(4)
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(4)
3.13	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	Filed herewith
3.14	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

(2)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.

(3)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended December 31, 2015 filed on April 1, 2016.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: November 21, 2016	By:	/s/ Arik Maimoun
Chief Executive Officer

	By:	/s/ Christian Carnell
Chief Financial Officer

