Form 10-Q/A
period 2016-09-30
NEXT GROUP HOLDINGS, INC.
filed 2016-11-30
CIK 1424657

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

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Consolidated Balance Sheets	2

Unaudited Consolidated Statements of Operations	3

Unaudited Statement of Changes in Stockholders’ Deficit	4

Unaudited Consolidated Statements of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6 - 31

NEXT GROUP HOLDINGS, INC

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS
Current Assets
Cash	$134,598	$18,047
Restricted cash	40,976	-
Accounts receivable, net	92,733	62,734
Finance deposit	25,000	25,000
Loan receivable, related party	60,000	60,000
Loan receivable	123,353	40,000
Prepaid expenses and other current assets	92,356	-
Total current assets	569,016	205,781

Equipment, net of accumulated depreciation	98,218	-
Related party receivable	90,266	132,179
License fee	138,889	201,385
Intangible assets, net of accumulated amortization	1,243,429	-
Goodwill	2,651,354	-

Total assets	$4,791,172	$539,345

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$2,792	$-
Accounts payable and accrued liabilities	2,900,020	408,820
Common stock dividends payable	30,000	-
Deferred revenue	28,058	-
Customer deposits	725,770	-
Loan payable	477,736	30,000
Convertible notes payable, net of discounts and debt issue costs	710,113	-
Derivative liability	832,771	-
Related party payable	3,073,161	3,504,702
Interest payable, related party	13,479	349
Notes payable, related party	280,000	280,000
Total current liabilities	9,073,900	4,223,871

Stockholders' Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of September 30, 2016 and December 31,2015, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 246,914,217 and 177,539,180 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	246,914	177,539
Additional paid in capital	6,643,648	(23,868)
Accumulated deficit	(8,545,517)	(3,820,945)
Subscription receivable	(10,000)	(10,000)
Total Next Group Holdings, Inc. stockholders' deficit	(1,654,955)	(3,667,274)

Non-controlling interest in subsidiaries
Non-controlling interest: additional paid in capital in consolidated subsidiaries	(2,501,194)	38,570
Non-controlling interest: accumulated deficit in consolidated subsidiaries	(126,579)	(55,822)
Total non-controlling interest in subsidiaries	(2,627,773)	(17,252)

Total liabilities and stockholders' deficit	$4,791,172	$539,345

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

									Non-Controlling Interest
					Additional			Total	Additional		Total
	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Subscription	Stockholders'	Paid-in	Accumulated	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit	Capital	Deficit	Interest
Balance, December 31, 2015	10,000,000	$10,000	177,539,180	$177,539	$(23,868)	$(3,820,945)	$(10,000)	$(3,667,274)	$38,570	$(55,822)	$(17,252)

Recapitalization	-	-	44,784,795	44,785	(1,077,400)	-	-	(1,032,615)	-	-	-
Common shares rescinded	-	-	(4,000,000)	(4,000)	4,000	-	-	-	-	-	-
Stock based compensation	-	-	-	-	1,130,818	-	-	1,130,818	-	-	-
Shares issued for services	-	-	9,274,959	9,275	2,120,803	-	-	2,130,078	-	-	-
Shares issued for prepayment of services	-	-	1,428,571	1,429	48,571	-	-	50,000	-	-	-
Shares issued for other expense	-	-	200,535	200	44,800	-	-	45,000	-	-	-
Shares issued in exchange for loan principal	-	-	450,000	450	12,810	-	-	13,260	-	-	-
Shares issued for conversion of debt	-	-	7,236,177	7,236	478,660	-	-	485,896	-	-	-
Shares issued for acquisition	-	-	10,000,000	10,000	1,260,000	-	-	1,270,000	-	-	-
Net liabilities assumed in acquisition from related party	-	-	-	-	(780,147)	-	-	(780,147)	-	-	-
Minority interest acquired	-	-	-	-	2,540,903	-	-	2,540,903	(2,540,903)	-	(2,540,903)
Forgiveness of imputed interest on related party payable	-	-	-	-	179,706	-	-	179,706	1,139	-	1,139
Derivative liability write off due to conversion of debt	-	-	-	-	703,992	-	-	703,992	-	-	-
Common stock dividends declared	-	-	-	-	-	(30,000)	-	(30,000)	-	-	-
Net loss for period ending September 30, 2016	-	-	-	-	-	(4,694,572)	-	(4,694,572)	-	(70,757)	(70,757)
Balance September 30, 2016	10,000,000	$10,000	246,914,217	$246,914	$6,643,648	$(8,545,517)	$(10,000)	$(1,654,955)	$(2,501,194)	$(126,579)	$(2,627,773)

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss before non-controlling interest	$(4,694,572)	$(478,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(70,757)	-
Imputed interest	180,845	-
Stock based compensation	1,130,818	-
Shares issued for services	2,130,078	-
Shares issued for other expense	45,000	-
Excess fair market of derivative charged to interest	333,482	-
Debt discount amortization	636,302	-
Amortization of debt issue costs	24,511	-
Amortization of intangible assets	66,629	-
Depreciation expense	25,012	-
Loss on disposal of equipment	2,926	-
License fee amortization	62,495	27,780
Default penalties on convertible notes	14,490	-
Gain on derivative fair value adjustment	(1,583,425)	-
Changes in Operating Assets and Liabilities:
Restricted cash	3,678	-
Accounts receivable	31,392	(136,196)
Prepaid expenses	(26,192)	-
Inventory	2,214	-
Accounts payable	706,186	92,258
Deferred revenue	28,058	-
Customer deposits	(30,035)	-
Related party interest payable	13,130	-
Net Cash Used by Operating Activities	(967,736)	(494,848)

Cash Flows from Investing Activities:
Advance from related parties	41,913	(75,247)
Cash acquired in acquisitions, net of cash paid	43,573	-
Net Cash Provided by Investing Activities	85,486	(75,247)

Cash Flows from Financing Activities:
Bank overdraft	1,704	581
Proceeds from loans payable	50,000	30,000
Repayments of loans payable	(20,961)	-
Proceeds from convertible notes	969,130	-
(Repayments of) proceeds from related party loans	(47,481)	512,906
Cash acquired through reverse recapitalization	1,184	-
Cash contributed in acquisition from related party net of cash paid	45,225	-
Net Cash Provided by Financing Activities	998,801	543,487

Net Increase (Decrease) in Cash	116,551	(26,608)
Cash at Beginning of Period	18,047	28,755
Cash at End of Period	$134,598	$2,147

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as loan repayment	$13,260	$-
Common stock issued for conversion of note principal	$449,940	$-
Common stock issued for conversion of accrued interest	$35,956	$-
Common stock issued for prepayment of services	$50,000	$-
Change in derivative liabilities due to conversion of convertible notes payable	$703,992	$-
Common stock dividends declared	$30,000	$-

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

As discussed in the 8K filed on May 18, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock.  Pursuant to the dividend, the special stock dividend will be distributed to owners of the Company's common stock as of the record date in a ratio of one share of Class D Redeemable Preferred Stock common stock for every 1 share of common stock owned as of the record date.  The Company originally had set the record date as June 10, 2016 but was later modified to July 22, 2016. The Class D Preferred Stock must be redeemed within six months within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation's affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the "Lawsuit"). The Designation fixes the redemption price of each share of class D Preferred stock as the greater of par value or the amount obtained by dividing (a) 9.03 percent of the net proceeds to the Corporation of the Lawsuit after payment of fees and expenses incurred in connection with such law suit and the resolution of  any creditor claims against Next Communications and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Class D Preferred stock issued and outstanding as of the Redemption Date, which amount shall be rounded to the nearest whole cent.

The Company has accrued common stock dividends payable of $30,000 as of September 30, 2016.

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
25

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six(6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation's affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the "Lawsuit"). There were no Series D Preferred shares issued or outstanding as of September 30, 2016 or December 31, 2015.

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

NOTE 15 – RESTATEMENT

The Company filed its Form 10Q for the nine months ended September 30, 2016 on November 21, 2016 in which it disclosed in Note 2 – Summary of Significant Accounting Policies and Basis of Presentation the special dividend had been rescinded. The disclosure was made erroneously due to an internal miscommunication. The special dividend has not been rescinded and the Company has restated its financial statements for the nine months ended September 30, 2016 as a result. The impacts of the restatement are:

	Originally Stated	Adjustments	As Restated
Balance Sheet:
Total assets	$4,791,172	$-	$4,791,172
Total liabilities	9,043,900	30,000	9,073,900
Total Next Group Holdings, Inc. stockholders' deficit	(1,624,955)	(30,000)	(1,654,955)
Total non-controlling interest in subsidiaries	(2,627,773)	-	(2,627,773)

There was no impact on the Company’s statements of operations or cash flows as a result of the restatement.

NOTE 16 – SUBSEQUENT EVENTS

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, the Company had net current assets of $569,016 and current liabilities of $9,073,900 compared to $205,781 and $4,223,871 as of December 31, 2015 creating a working capital deficit of $8,504,884 and $4,018,090 as of September 30, 2016 and December 31, 2015. The Company had cash on hand of $134,598 and $18,047 as of September 30, 2016 and December 31, 2015 as well as a bank overdraft of $2,792 and $0 as of September 30, 2016 and December 31, 2015.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 14, 2014, one of our operating subsidiaries, NxtGn, Inc. and Next Communications, Inc., an entity controlled by our CEO, (collectively the “Plaintiffs”) filed suit in the United States District Court for the Southern district of New York against Viber Media, Inc.  Plaintiffs filed an Amended Complaint asserting four claims: misappropriation of a business idea, misappropriation of trade secrets, breach of contract, and unjust enrichment.  Viber moved the Court to dismiss the Amended Complaint.  On March 30, 2016, U.S. District Judge Richard Sullivan issued an opinion and order on Viber’s motion to Dismiss.  Specifically, Judge Sullivan ordered that Viber’s motion to dismiss is granted on Plaintiffs’ misappropriation of a business idea claim, but denied as to their misappropriation of trade secrets, breach of contract, and unjust enrichment claims.

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants.

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. [Removed and Reserved]

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9,2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(4)
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(4)
3.13	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	(5)
3.14	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.

(2)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.

(3)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended December 31, 2015 filed on April 1, 2016.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.
(5)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 21, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: November 30, 2016	By:	/s/ Arik Maimoun
Chief Executive Officer

	By:	/s/ Christian Carnell
Chief Financial Officer

