Form 10-K
period 2016-12-31
NEXT GROUP HOLDINGS, INC.
filed 2017-07-03
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

800-611-3622

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.0001 par value

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company Emerging growth company	☒ ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on July 3, 2017 was 280,326,474 shares.

NEXT GROUP HOLDINGS, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2016

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “NXGH”, “we”, “our”, “us”, “the Company”, and similar terms refer to Next Group Holdings, Inc.

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In addition, our past results of operations do not necessarily indicate our future results.

Other sections of this report may include additional factors which could adversely affect our business and financial performance. New risk factors emerge from time to time and it is not possible for us to anticipate all the relevant risks to our business, and we cannot assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Those factors include, among others, those matters disclosed in this Annual Report on Form 10-K.

Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The Company maintains an internet website at www.nextgroupholdings.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

The Company

The Company. Next Group Holdings, Inc. (“Next Group Holdings”, the “Company”, or “we”) is a corporation formed under the laws of Florida, which focuses on the business of using proprietary technology to provide enhanced mobility solutions to unserved, unbanked, and emerging markets in the banking field.

Operating Subsidiaries. The Company’s business operations are conducted primarily through its subsidiaries. The Company’s subsidiaries are as follows:

●	Next CALA, Inc. (94% owned by the Company), a corporation formed under the laws of Florida (“Next CALA”);

●	NxtGn, Inc. (65% owned by the Company), a corporation formed under the laws of Florida (“NxtGn”);

●	Meimoun & Mammon, LLC (100% owned by the Company), a limited liability company formed under the laws of Florida (“M&M”);

●	Next Mobile 360 LLC (100% owned by the Company), a limited liability company formed under the laws of Florida (“Next Mobile”); and

●	Tel3 (Tel3) (a sub division of M&M).

Properties. The Company’s headquarters are located in Miami, Florida.

Recent Developments

On August 25, 2016, the Company announced that it entered into a definitive Market Partner Agreement with InsightPOS, LLC (“POS”), for distribution, market development and revenue sharing in a new, exciting cash register Interactive Point Of Sale (POS) system. Due to qualifying conditions that had to be met before the agreement was fully accepted, this agreement was fully accepted on September 7, 2016 and can now be considered a “Definitive Material Agreement”.

InsightPOS is a “State of the Art”, “Super Functional Point Of Sale” system that has received great attention due to its sleek, modern, efficient design and amazing combination of tools that make the retail experience friendlier, quicker and better both for the shopper and for store management. InsightPOS will allow retailers to sell and manage their store’s inventory, with over 50 million SKUs already in the system and increase customer loyalty by offering important services and benefits. These additional services include, but are not limited to, long distance telecom products, cellular account payments (US and International), utility bill payments (electric, water, cable, satellite, etc.) and others. InsightPOS will provide the ability for each retail store to offer financial services, including gift cards, reloadable debit cards and potentially money transfer services, which will increase store revenue organically in a manner few have imagined possible. Insight POS can replace the entire cash register, inventory and management system.

NXGH has secured vendor financing to provide and install terminals at no cost to qualified retail establishments, including training upon approval by InsightPOS. The revenues generated by system utilization should maintain the system at no cost to each retailer. NXGH will market major brand services along with its own branded services, GPR (General Purpose Reload) and reward cards.

NXGH, through its affiliate, Next Communications, Inc., has the right to sell STI Mobile, Next Cala and any Next products to 8,800 locations that were serviced by a prepaid distribution network. NXGH will offer the InsightPOS system to clients of this distribution network as well via direct sales through its own sales force and affiliates. When a system is installed, NGH receives 50% of the gross profits received by InsightPOS after retailer commissions are paid.

NXGH, through its vendor, InsightPOS has secured financing to deliver and install 10,000 units.

Next CALA

Our Next CALA subsidiary promotes and distributes NextCALA-branded Prepaid Visa® General Purpose Reloadable (“GPR”) prepaid debit cards, bearing the Next CALA Debit™ and Visa® logos. Customers may register for our prepaid debit card at http://www.nextcala.com. Each of our cards is issued by The Bancorp, MetaBank, Metropolitan Bank or Sutton Bank.

Based on projections by industry experts, we believe that prepaid debit cards are one of the fastest growing niches in the financial sector. The number of cards sold is expected to grow 22% annually from 2016 to 2020, according to projections by the Consumer Financial Protection Bureau. Millions of individuals in the U.S., including those in various minority communities, are unable to obtain access to the banking system due to various reasons, including but not limited to poor credit scores or a lack of exposure to the U.S. banking system. Prepaid debit cards are a convenient option for such individuals. Prepaid debit cards may also be an intermediate step toward such individuals ultimately joining the financial system. In addition, prepaid debit cards are a popular option for gift-giving due to fraud protection in the case of loss or theft. We believe that prepaid debit cards are replacing cash as a preferred gift for these reasons, in certain regards.

Card holders can upload funds onto their NextCALA prepaid cards via ACH wire transfer, online, or in person using Vanilla Reload machines, which are stationed in over 50,000 locations throughout the U.S., including but not limited to Walmart, CVS, Dollar General, Rite Aid and Walgreens retail stores, and anywhere in the Mio Reload Network, which includes more than 450,000 retail locations throughout the world. The card can be used like a traditional credit card or debit card and is accepted wherever Visa Debit® cards are accepted. Money spent using the card is deducted from the total balance of prepaid funds previously uploaded on the card. Unlike a credit card, prepaid debit card holders do not have the ability to spend more than the balance of prepaid funds previously uploaded on the card. Prepaid debit cards can be used and spent online and can be used at an ATM machine to retrieve cash.

Contractual Relationships with InComm, Bancorp, and Visa. Next CALA Prepaid Card® GPR cards are distributed and serviced by prepaid industry leader, InComm Financial Services, a wholly-owned subsidiary of InComm Holdings, Inc. (“InComm”). Next CALA has been indemnified by InComm, which possesses money transmitter licenses in all 50 states. InComm specifically also indemnifies Next CALA with respect to Anti Money Laundering and Know Your Client US banking regulations, as they capture and verify all of this as part of our agreement. In addition, The Bancorp Bank (“Bankcorp”), a member of the FDIC, pursuant to a license from Visa USA, Inc., acts as program manager and as clearing house and provides banking capacities in transactions involving the cards. Prepaid card deposits are held by Bankcorp, MetaBank, Metropolitan Bank or Sutton Bank.

NEXTCALA is unique in that InComm has granted NEXTCALA a complete white label of their $14 billion back end prepaid, GIFTCARD, GPR, 210,000 US retailers with electronic and hard plastic stored value open and closed loop licenses, products and our very own brand along with licensing their MIO brand that is branded at every 210,000 InComm retailer and online footprint. We are currently negotiating certain other terms with InComm, including the following:

●	InComm may grant us access to its retail partners for distribution of our prepaid card and other products;

●	InComm may provide us with an Application Protocol Interface on their hosted website;

●	InComm may provide us with most favored nation pricing to procure and resell electronic and physical starter cards, gift cards, closed loop products;

●	InComm may provide us with participation in pass through as a revenue share composition on any of our generated cards, revenue and usage;

●	InComm may enable additional identification categories to new registrants of our GPR Card program; and

●	InComm may use its best efforts to introduce our call center enablement for better quality customer experience to have our rewards component be first in sequence, followed by a soft hand off to Incomm for any financial Ccard customer service.

However, there is no guarantee that InComm will agree to any of these terms, and such terms remain subject to further negotiations between us and InComm.

Customer Service. Next CALA Prepaid Visa® GPR cards offer free customer service and reloads 24 hours per day.

Load Limits Per Card. The maximum load amount per registered Next CALA Prepaid Visa® is $10,000. Customers can load between $20 and $500 per load into a Next CALA Prepaid Visa® GPR card.

FDIC Insurance. Each Next CALA Prepaid Visa® GPR card account is insured by the Federal Deposit Insurance Corporation for a maximum amount of $50,000. The customer is always in charge of his or her prepaid account, including online access, unique routing and account numbers.

Retail and ATM Locations Accepting the Next CALA Card. Next CALA cards are accepted wherever Visa Debit® cards are accepted, and can be used for purchases at retail locations, online, and over the phone, as well as for ATM withdrawals and other ATM functions, remittances, bill payments, mobile-banking, and virtual digital wallet functions.

Reloads at Retail Locations, and by Direct Deposit or Wire Transfer. Card holders can upload funds onto their NextCALA prepaid cards via ACH wire transfer, online, or in person using Vanilla Reload machines, which are stationed in over 50,000 locations throughout the U.S., including but not limited to Walmart, CVS, Dollar General, Rite Aid and Walgreens retail stores, and anywhere in the Mio Reload Network, which includes more than 450,000 retail locations throughout the world.

Mobile Apps. Earlier this year, Next CALA released its NEXTCALA Mobile applications for both Android and iOS. The NEXTCALA mobile Android and iOS applications give users access to mobile banking and banking services 24 hours per day, 365 days per year. Users are able to use the application to make mobile-to-mobile payments, to transfer funds to family, friends, and retailers, and to see all balances and transactions, including retail transactions made online or in physical retail locations with the Next CALA Prepaid Visa® card associated with the app user’s account. With the NEXTCALA Mobile app, users not only have an easier way to bank, they also earn points that can be redeemed towards long distance calls either via voice or HD Video among other benefits provided under the NEXTCALA Rewards program.

Next CALA’s new NEXTCALA Mobile Android and iOS apps gives users an easy way to check balances and account activity, make phone-to-phone payments, and send money to family, friends, and retailers.

Prepaid Card Solutions Democratize Banking and Payments. Prepaid cards democratize electronic payments and remittances for those outside the traditional banking system. The growing popularity of prepaid card solutions for both banked and unbanked consumers is driven by the prepaid card’s unique ability to solve almost any payment need.

Rapid Growth of the Mobile Banking Market. Based on projections by industry experts, the Company believes that prepaid debit cards are one of the fastest growing niches in the financial sector. The Prepaid Unbanked and underbanked segments of the USA, specifically the Latin demographic, is expanding rapidly and will reach approximately $421 billion in the United States and approximately $822 billion worldwide by 2017.

NEXTCALA Rewards. Through our Next CALA Rewards program, we offer benefits including allowing Next CALA subscribers to earn points for use in remittance transactions, or to be credited into reloadable international and domestic long distance calling cards for voice or HD video calls. During the second half of 2017, as Next CALA’s sibling company NxtGn, Inc. begins to roll out new products and services, the Next CALA Rewards program will also offer Next CALA subscribers the ability to use NxtGn’s proprietary HD Personal Telepresence products to participate in health care consultations, distance learning, and exclusive live entertainment events. The NEXTCALA Rewards platform is currently being developed and scheduled for release in the second half of 2017.

Advertising and Promotion. Next CALA will increase its market presence and reach by aggressively advertising. CP &B is a 4% equity owner of NXGH and promoting its products and services. In the initial phase of the launch campaign which will begin upon release of the NEXTCALA Mobile applications, Next CALA will use advertising to increase consumer awareness and stimulate trial of the NEXTCALA Mobile apps and Next CALA Prepaid Card® GPR cards during the second half of 2017. Throughout the launch campaign, Next CALA will promote NEXTCALA Mobile apps and Next CALA Prepaid Card® GPR card enrollments by pushing promotional videos and offers to the Company’s telephony mobility users and to millions of existing customers of marketing partners who provide products and services to under-banked, non-banked, low-income Americans, immigrants, teens, and other natural niche markets for the Next CALA’s products and services.

Strategic Alliances with Marketing Partners. Next CALA intends to build strategic alliances and joint venture marketing partnerships with Lifeline service providers (who provide federally-subsidized free cell phones and free telephony services to millions of under-banked or non-banked low-income Americans) and other companies and affinity groups which provide products and services to under-banked or non-banked immigrants, teens, and other emerging niche markets for mobile banking and prepaid card solutions.

While the primary venue for Next CALA’s launch campaign will be web-based media, the campaign will also include push promotions, web videos, bench, bus, and subway advertising, podcast advertising, and other disruptive measures designed to rapidly increase consumer awareness and trial of the NEXTCALA Mobile apps and Next CALA Prepaid Card® GPR cards in carefully selected target markets.

NxtGn

NxtGn. Our NxtGn subsidiary is a software company which designs, develops, produces, markets, and provides robust, scalable, high density, high performance HD video platforms, call processing engines, and worldwide telephony networks intended to give clients proprietary and sustainable competitive advantages in efficiency, stability, security, flexibility, and costs, allowing them to deliver premium quality voice, video, and data services at above-average profit margins.

Joint Venture with Telarix. NxtGn has entered into a joint venture with telephony platform industry leader Telarix, Inc. to develop and market the AVYDA Powered by Telarix™ HD telepresence platform. The AVYDA Powered by Telarix™ product is marketed throughout the world by the Telarix sales force.

AVYDA Powered by Telarix. Developed in a joint venture with industry-leader Telarix, Inc., NxtGn’s product AVYDA Powered by Telarix™ HD Video platform allows subscribers to use HD telepresence services that until recently were within reach only of Fortune 500 companies and very high net worth individuals. The AVYDA Powered by Telarix™ HD telepresence platform allows users to connect using their mobile phones, tablets, and personal computers, to telepresence rooms, health care and educational applications, exclusive online entertainment events, online gaming, and other special events. The AVYDA Powered by Telarix™ technology allows HD video conferencing connections point-to-multipoint, with up to 10,000 concurrent calls per session border control (SBC), and the platform is fully compatible with iOS, Android, and Cisco TelePresence operating systems.

Vitco Technology. NxtGn telephony and HD video platforms use technology proprietary technology owned by NxtGN, Telarix, and Vitco LLC, US IP Series, a limited liability company formed under the laws of Delaware (“Vitco”), which licenses software solutions to several of the world’s largest and most successful telecommunications carriers. Through December 31, 2015 NxtGn owned an option to acquire Vitco in consideration for $5,000,000 of the Company’s common stock which expired unexercised. Vitco is currently the owner of 25% of the issued and outstanding shares of NxtGn. Upon exercise of the option, NxtGn would acquire all title, rights and interests in certain proprietary and patented technology and intellectual property owned by Vitco, including Inbound SIP Signaling Server technology, Outbound SIP Signaling Server technology, Packet Cable Accounting Server technology, RADIUS Accounting Server technology, Real-time Call Information Server technology, Routing Application Server technology, Signaling Monitoring & Analysis Server technology, and H.323 Signaling Server technology, as well as all of Vitco’s issued and outstanding shares of NxtGn. Vitco’s technology is currently licensed to NxtGn on a royalty-free basis.

Next Mobile 360

Next Mobile 360. Our Next Mobile subsidiary is a mobile virtual network operator (or “MVNO”) which provides NextMobile360™ branded mobile phones and prepaid voice, text, and data mobile phone services to a customer base currently consisting of approximately 2,500 MVNO Mobile Virtual Network Operators such as Virgin Mobile have been successful at creating a brand, and not own the hardware or network. Next Mobile operates this business pursuant to contracts with Sprint Corporation which allow Next Mobile to use Sprint’s network infrastructure to operate a virtual telecommunications network providing voice, text, and data services of essentially the same quality as those Sprint provides to its own retail subscribers.

As customers worldwide continue to migrate away from legacy telephone and banking systems to enhanced mobility solutions, the Company’s technological advantage and the synergies created by its unique combination of reloadable bank card and mobile virtual network operator rights will make its products increasingly useful to unserved, under-banked, non-banked and other emerging niche markets.

Joint Venture. Because MVNO marketing is capital intensive, Next Mobile intends to sell a 50% interest in its MVNO rights to an operating partner who will be responsible for funding all future marketing expenses of the MVNO. The Company has been introduced to interested purchasers by Sprint, and believes it will be able to sell a 50% interest in the MVNO for $1.5 million in cash plus a commitment to fund all of the joint venture’s future marketing expenses.

M&M

M&M. Our M&M subsidiary is a wholesale provider of domestic and international long distance voice, text, and data telephony services to carriers in the United States and throughout the world. M&M holds International and Domestic Section 214 licenses issued by the Federal Communications Commission, and operate the NextMobile360™ business through its wholly-owned subsidiary Next Mobile. While M&M has historically provided wholesale long distance telephony service to a number of leading domestic and international carriers, most of M&M’s traffic is now generated by demand from its sibling companies NxtGn and Next Mobile.

Network. The M&M Network is the private international network over which the Company is capable of delivering large volumes of highest-quality international long distance voice and data telephony services at significant cost savings. The network’s architecture is scalable and proprietary, and M&M plans to increase capacity as demand increases. The M&M Network consists of four principal elements:

Points of Presence. Points of presence digitize voice signals into data, allowing transmission and retrieval over a broadband data network. M&M’s points of presence, which are the gateways to the M&M Network, are located within its Global Network Operations Center in Miami, Florida, and colocations throughout the world.

The Transmission Medium. This is the Internet, which is the backbone of the M&M Network.

The M&M Voice and Data Platform Controller. This is M&M’s proprietary software and switchless routing platform, which is the heart of the M&M Network. Developed by M&M and NxtGn in cooperation with Cisco, the system can scale to support more than 200,000 simultaneous sessions on a single chassis. M&M’s Next Voice and Data Platform Controller is located within the Company’s Global Network Operations Center in Miami, Florida.

The M&M Global Network Operations Center. This is the facility which houses the Company’s primary point of presence and the M&M Voice Platform Controller, and from which M&M monitors and manages the voice and data traffic transmitted through the network.

Focus on High-Margin Destinations in Difficult Operating Environments. By focusing its route development operations on building strategic partnerships with providers in difficult telephony operating environments in Latin America, Africa, and other emerging markets, M&M hopes to increase its market reach and overall revenues. By using NxtGn’s proprietary call processing technology, M&M can significantly reduce equipment costs and other capital expenditures required to enter difficult operating environments. The technological advantage which historically made M&M a market leader in long distance traffic terminated in Mexico and other destinations in Latin America will allow M&M to expand its market reach into Africa and the Middle East and other lucrative markets. Licensed FCC 214 long distance wholesaler, owner of Tel3 dba Pinless long distance.

Tel3. During the year ended December 31, 2016, the Company acquired 100% of the outstanding ownership interest in Tel3. Tel3 provides prepaid calling cards to consumers directly and operates in a complimentary space as M&M. Tel3 was originally acquired by the Company’s CEO in a private transaction and sold to the Company for $10 cash.

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of $2,961,271 and $3,025,522 due to Next Communications, Inc. as of December 31, 2016 and 2015. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable will be handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

Employees

As of December 31, 2016, we have no employees, but have two (2) officers and four (4) directors who are compensated as consultants. We also have contract labor agreements with seven other persons on both a part time and full-time basis. We have no agreements with any of our management/subcontractors for any services. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A.	RISK FACTORS

Owning our common shares involves a high degree of risk. You should consider carefully the following risk factors and all other information contained in this information statement. If any of the following risks occur, the business, financial condition, liquidity, results of operations or as well as our ability of to make distributions to our shareholders, could be materially and adversely affected. In that case, the market price of our common shares could decline significantly, and you could lose all or a part of the value of your ownership in our common shares. Some statements in this information statement, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section in this information statement entitled “Forward-Looking Information.”

Risks Related to Next Group Holdings.

You will not be afforded an opportunity to choose our future investments, which means we may invest in a company, including a company affiliated with a member of our Management team, even though you do not support such an investment. Furthermore, our management has broad discretion to use the proceeds from this offering, which it may not use effectively.

We may decide to invest any net capital we receive from operations or future investment in other companies that are affiliated with members of our Management team. Accordingly, investors will need to rely on the judgment of Management with respect to the use of these net proceeds and investors will not have the opportunity to assess whether such proceeds are being used or invested appropriately. Further, we cannot predict that the proceeds will be used to yield a favorable return and our failure to apply such proceeds effectively could diminish the value of your investment.

We have a limited operating history and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit or execute our business plan.

The Company is now engaged in new businesses started in each 2016 and 2015. As a result, we have a limited operating history upon which you may evaluate our business and an investment in our common stock may entail significantly more risk than the shares of common stock of a company with a substantial operating history. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include: the absence of a lengthy operating history; insufficient capital to fully realize our operating plan; our ability to anticipate and adapt to a developing market; a competitive environment characterized by well-capitalized competitors; our ability to identify, attract and retain qualified personnel; our reliance on key management personnel.

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

The Company has not yet achieved profitability from its business operations and is reliant on outside financing to fund operations.

As of December 31, 2016, the Company had a working capital deficit of $9,723,119 and an accumulated deficit of $13,946,938 including net losses after non-controlling interests of $9,890,111 and $1,199,925 during the years ended December 31, 2016 and 2015. This raises substantial doubt around our ability to continue as a going concern. The Company will be dependent on obtaining additional financing through equity or debt offerings which may cause future dilution.

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

We are subject to Money Transmitter Licenses or Permits.

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

Other Risks Related to NxtGn.

Please see “Risks Related to Next Group Holdings” for other risks related to NxtGn.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease office space at 1111 Brickell Avenue, Suite 2200, Miami, FL 33131 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of December 31, 2016 as a result.

During the year ended December 31, 2014, a former employee of Pleasant Kids (PLKD), Franjose Yglesias-Bertheau, filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 which is included in accrued salaries as of December 31, 2016.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is thinly traded. Without an active public trading market, a stockholder may not be able to liquidate their shares. The price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of December 31, 2016, we had 249,225,683 common shares and 10,000,000 series B preferred shares issued and outstanding.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid any dividends upon our common stock since our inception although a dividend was declared during the year ended December 31, 2016. By reason of our present financial status and our contemplated financial requirements, we may not pay additional dividends upon our common or preferred stock in the foreseeable future.

We have never paid any cash dividends. We currently intend to pay cash dividends for the dividend declared during the year ended December 31, 2016 but may not pay additional cash dividends in the foreseeable future on the shares of common or preferred stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including any applicable laws.

Therefore, there can be no assurance that any addition dividends on the common or preferred stock will be declared.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

The Company was incorporated in September 2005 to act as a holding company for its subsidiaries in the technology, telecom and banking industries.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Management has plans to seek additional capital through a private placement and public offering of its common stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubt about the Issuers ability to continue as a going concern.

RESULTS OF OPERATIONS

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Year ended December 31,
	2016	2015	Change
Revenue	$1,010,968	$98,611	$912,357
Revenue, related party	17,016	168,522	(151,506)
Total revenue	$1,027,984	$267,133	$760,851

Total revenues were $1,027,984 during the year ended December 31, 2016 compared to $267,133 during the year ended December 31, 2015. The increase in revenue of $760,851, or 285%, is attributable to our acquisition of Tel3 during the year ended December 31, 2016 which contributed $932,584 of revenue during the period subsequent to acquisition on July 31, 2016 to December 31, 2016.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs.

	Year ended December 31,
	2016	2015	Change
Cost of revenue	$1,058,778	$385,431	$673,347

Total costs of revenues were $1,058,778 during the year ended December 31, 2016 compared to $385,431 during the year ended December 31, 2015. The increase of $673,347, or 175%, is attributable to our acquisition of Tel3 during the year ended December 31, 2016 which contributed $675,313 of costs of revenues during the period subsequent to acquisition on July 31, 2016 to December 31, 2016.

Operating Expenses

	Year ended December 31,
	2016	2015	Change
Officer compensation	$1,620,204	$239,369	$1,380,835
Professional fees	2,944,371	425,507	2,518,864
General and administrative	608,394	440,813	167,581
Impairment loss	2,673,546	-	2,673,546
Total operating expenses	$7,846,515	$1,105,689	$6,740,826

During the years ended December 31, 2016 and 2015, we incurred total operating expenses of $7,846,515 and $1,105,689, respectively. The increase in operating expenses of $6,740,826, or 610%, during the year ended December 31, 2016 reflect increased professional and compensation including stock based compensation of $3,260,895. General and administrative expenses increased $167,581, or 38%, and is reflective of increased costs associated with maintaining our public filings. Additionally, the Company recorded impairment on goodwill of $2,673,546 during the year ended December 31, 2016 that was no present during the year ended December 31, 2015.

Other Income (Expense)

	Year ended December 31,
	2016	2015	Change
Other income	$243,459	$30,000	$213,459
Other expense	(45,000)	-	(45,000)
Loss on disposal of equipment	(2,926)	-	(2,926)
Excess derivative expense	(333,482)	-	(333,482)
Interest expense	(1,554,618)	-	(1,554,618)
Penalties on convertible notes payable	(14,490)	-	(14,490)
Gain on derivative liability	1,217,271	-	1,217,271
Settlements	(44,974)	-	(44,974)
Total other income (expense)	$(534,760)	$30,000	$(564,760)

Other income (expense) was a net expense of $534,760 during the year ended December 31, 2016 compared to net income of $30,000 during the year ended December 31, 2015. The increase in net expense of $564,760 is attributable to non-cash items present in 2016 that were not present in 2015. Specifically, interest expense during the year ended December 31, 2016 totaled $1,554,618, and excess derivative expense totaled $333,482 where these were not present during the year ended December 31, 2015.

Loss from Discounted Operations

	Year ended December 31,
	2016	2015	Change
Loss from discontinued operations	$1,629,316	$-	$1,629,316

Loss from discontinued operations were $1,629,316 during the year ended December 31, 20216 compared to $0 for the year ended December 31, 2015. The increase of $1,629,316 was the result of discontinuing operations of AccentIntermedia during the year ended December 31, 2016 which was not present during the year ended December 31, 2015.

Net Loss

	Year ended December 31,
	2016	2015	Change
Net loss before non-controlling interest	$(10,041,385)	$(1,193,987)	$(8,847,398)
Net income (loss) attributable to non-controlling interest	598,909	(5,938)	604,847
Net loss attributable to Next Group Holdings, Inc.	$(9,442,476)	$(1,199,925)	$(8,242,551)
Percentage of revenue	-919%	-449%

Net loss attributable to Next Group Holdings, Inc. during the year ended December 31, 2016 was $9,442,476, or 919% of revenue, compared to $1,219,457, or 456% of revenue, during the year ended December 31, 2015. The increase in net loss of $8,242,51, or 687%, is the result of the increased stock based compensation and other non-cash expenses previously discussed. Specifically, the Company recorded impairment losses on goodwill and intangible assets totaling $3,916,976, total stock based compensation of $3,260,895, excel measurements of derivative liabilities of $333,482 and amortization of debt discounts of $987,797 during the year ended December 31, 2016 that were not present during the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, the Company had $256,302 of cash, total current assets of $600,938 and total current liabilities of $10,324,057 creating a working capital deficit of $9,723,119. Current assets as of December 31, 2016 consisted of $256,302 of cash, accounts receivable net of allowance of $9,661, finance deposits of $25,000, prepaid expenses of $48,091, a related party receivable of $36,000 and current assets from discontinued operations of $225,884.

As of December 31, 2015, the Company had $18,047 of cash, total current assets of $111,861 and total current liabilities of $4,204,340 creating a working capital deficit of $4,092,479. Current assets as of December 31, 2015 consisted of $18,047 of cash, accounts receivable net of allowance of $26,900, finance deposits of $25,000, and related party receivables of $41,914.

The Company expect to fund operations through the foreseeable future through debt financing, equity financing or a combination of both. We cannot be assured there will be a capital market robust enough for us to raise debt or equity based financing in the foreseeable future.

GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development associated with the launch of the company’s Cuentas branded NextCala general purpose reloadable card. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Operating activities

The Company used $929,442 of cash in operating activities during the year ended December 31, 2016 compared to $794,377 during the year ended December 31, 2015 as summarized below:

	Year ended December 31,
	2016	2015
Net loss	$(9,442,476)	$(1,199,925)
Non-cash expenses and gains	7,208,857	242,943
Change in accounts payable	1,236,021	180,253
Other changes in working capital	68,156	(17,648)
Net cash used in operating activities	$(929,442)	$(794,377)

The change in accounts payable increased during the year ended December 31, 2016 due to increased legal fees associated with completing our reverse acquisition and increased costs associated with maintaining public filings. Additionally, we experienced increased costs associated with our Tel3 business and decreased cash flows from our day to day operations from which to pay these obligations. Non-cash expenses and gains increased during the year ended December 31, 2016 due to the amortization of debt discounts, stock based compensation and impairment losses that were not present during the year ended December 31, 2015.

Investing activities

Cash flows provided by investing activities was $94,712 during the year ended December 31, 2016 compared to $121,789 during the year ended December 31, 2015. Cash from investing activities during the year ended December 31, 2016 consisted of cash receipts from related party receivables of $5,914, cash contributed in acquisitions from related parties of $45,225 and cash acquired in acquisitions of $43,573. Cash from investing activities during the year ended December 31, 2015 consisted of $146,789 received form related party receivables and $25,000 paid for finance deposits.

Financing activities

Net cash provided by financing activities were $1,072,985 during the year ended December 31, 2016 compared to $661,880 during the year ended December 31, 2015 as summarized below:

	Year ended December 31,
	2016	2015
Bank overdraft	$(1,081)	$(57)
Proceeds from loans payable	50,000	30,000
Repayments of loans payable	(31,601)	-
Proceeds from convertible notes	1,019,130	-
Proceeds from related party loans	35,353	631,937
Cash acquired through reverse recapitalization	1,184	-
Net cash used in operating activities	$1,072,985	$661,880

During the year ended December 31, 2016, the Company relied less on related party loans and more on financing from convertible debt which resulted in an increase in proceeds from convertible notes payable of $1,019,130 and decrease in proceeds from related party loans of $596,584. The total increase in cash provided by financing activities of $456,330 during the year ended December 31, 2016 reflects the increased costs of operating our business post reverse acquisition.

Since inception, we have financed our cash flow requirements through issuance of common stock, related party advances and debt. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth.

To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

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

Going Concern

The Company has a working capital deficiency of $9,723,119 and accumulated deficit of $13,499,303 as of December 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on the ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of our MD&A. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

We set forth below those material accounting policies that we believe are the most critical to an investor’s understanding of our financial results and condition and that require complex management judgment.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Fair value of financial instruments

The carrying amounts reflected in the balance sheets for cash, accounts payable and related party payables approximate the respective fair values due to the short maturities of these items. The Company does not hold any investments that are available-for-sale.

As required by the Fair Value Measurements and Disclosures Topic of the FASB ASC, fair value is measured based on a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The three levels of the fair value hierarchy are described below:

Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. At December 31, 2016, the Company performed an impairment analysis and determined the present value of future cash flows from its investment in a certain subsidiary to be $0. As such, impairment losses of $2.7 million and $1.2 million were recorded on goodwill and intangible assets during the year ended December 31, 2016. There was no impairment loss recorded during the year ended December 31, 2015.

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

New Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-26 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Our Principal Executive Officer, Arik Maimon, and Principal Financial Officer, Michael DePrado, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2016 and 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate segregation of duties,

Lack of control procedures that include multiple levels of supervision and review, and

There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2016 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Principal Financial Officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our director and executive officers as of December 31, 2016 and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

Arik Maimon	41	Chief Executive Officer and Director

Michael DePrado	46	President, Chief Financial Officer and Director

Adiv Baruch	54	Director

Natali Dadon	29	Director

Directors, Executive Officers, Promoters and Control Persons

Arik Maimon is a founder of the Company and has served as its CEO since its inception. In addition to co-founding the Company and its Next CALA and NxtGn subsidiaries, Mr. Maimon founded the Company’s subsidiaries Next Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s board of directors due to the perspective and experience he brings as our co-founder, Chairman, CEO, and as our largest stockholder.

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

Adiv Baruch serves as Chairman of Jerusalem Technology Investments Ltd. (“JTI”), which is engaged in the business of identifying, investing in, and mentoring emerging software and medical devices technology companies. JTI is a publicly-traded company whose shares are listed on the Tel-Aviv Stock Exchange. He also currently serves as Chairman of Maayan Ventures, a platform for investments in innovative technology companies, as President of Nyotron, a global cyber technology company, and as Chairman of Covertix, whose patented technology delivers real-time, non-invasive control, protection, and tracking of confidential files. Mr. Baruch has served as a director of the Bank of Jerusalem, and he served as CEO of BOS Better Online Solutions, which, under this leadership, grew into a highly-successful company traded on NASDAQ under the symbol BOSC. Throughout his career, he has championed development and support of new talent in the high tech and entrepreneurial arenas. Mr. Baruch is the Chairman of Ness College, which is a leader in educating Israeli technology professionals and entrepreneurs.

Natali Dadon has served as a Director of the Company since its inception.  Prior to joining the Company’s board of directors in a non-executive capacity, Ms. Dadon served for five years as the Vice President for Sales of a privately-held wholesale long distance telecommunications services provider with more than $100 million in annual revenues. Ms. Dadon serves on the Company’s board of directors due to the perspective and experience she brings as a seasoned telecommunications executive and one of the first investors in Next CALA.

Family Relationships

Natali Dadon and Arik Maimon are siblings.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Nevada law.

Limitation of Liability of Directors

Pursuant to the Florida Statutes, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Involvement in Certain Legal Proceedings

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him/her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee. Our directors perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were all current in their filings.

Corporate Governance

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a) Name and Principal Position	(b) Year	(c) Salary*	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2016	$180,000	-	-	-	-	$28,000	$208,000
CEO	2015	$151,000	-	-	-	-	-	$151,000

Michael DePrado	2016	$130,000	-	-	-	-	$24,000	$154,000
President and CFO	2015	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. There were no outstanding equity awards as of December 31, 2016.

Board Committees

We do not currently have any committees of the Board of Directors. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)

Airk Maimon	1111 Brickell Ave, Ste 2200	31.2%	77,812,309
CEO	Miami, FL 33131

Michael DePrado	1111 Brickell Ave, Ste 2200	6.2%	15,428,848
President and CFO	Miami, FL 33131

Adiv Baruch			0
Director

Natali Dadon	4019 194th Trail	0.09%	2,181,081
Director	Golden Beach, FL 33160

All Directors and Officers as a Group (4 persons)		38.2%	95,422,238

(*)       Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)       Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2016 of 249,225,683.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Assurance Dimensions, Inc. for year ended December 31, 2016 were approximately $60,000.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

NEXT GROUP HOLDINGS, INC.

Consolidated Financial Statements

December 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder’s and Board of Directors

Next Group Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Next Group Holdings, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Next Group Holdings, Inc. as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company had a net loss before non-controlling interest of $10,041,385 and $1,193,987 and net cash used in operating activities of $929,442 and $794,377, for the years ended December 31, 2016 and 2015, respectively. The Company has a working capital deficit of $9,723,119 and $4,092,479, an accumulated deficit of $13,499,303 and $4,026,827 as of December 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Assurance Dimensions

Certified Public Accountants

Coconut Creek,

July 3, 2017

NEXT GROUP HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current Assets
Cash	$256,302	$18,047
Accounts receivable, net	9,661	26,900
Finance deposit	25,000	25,000
Prepaid expenses and other current assets	48,091	-
Related party receivable	36,000	41,914
Assets from discontinued operations	225,884	-
Total current assets	600,938	111,861

License fee, net of accumulated amortization	118,056	201,385

Total assets	$718,994	$313,246

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$7	$-
Accounts payable and accrued liabilities	1,330,789	389,289
Dividends payable	30,000	-
Customer deposits	715,642	-
Loan payable	75,000	30,000
Convertible notes payable, net of discounts and debt issue costs	1,076,302	-
Derivative liability	1,210,281	-
Related party payable	3,155,995	3,504,702
Interest payable, related party	13,321	349
Notes payable, related party	280,000	280,000
Liabilities from discontinued operations	2,436,720	-
Total current liabilities	10,324,057	4,204,340

Stockholders’ Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of December 31, 2016 and 2015, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 249,225,683 and 177,539,180 issued and outstanding as of December 31, 2016 and 2015, respectively	249,226	177,539
Additional paid in capital	6,791,750	(33,267)
Accumulated deficit	(13,499,303)	(4,026,827)
Total Next Group Holdings, Inc. stockholders’ deficit	(6,448,327)	(3,872,555)

Non-controlling interest in subsidiaries	(3,156,736)	(18,539)

Total liabilities and stockholders’ deficit	$718,994	$313,246

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2016	2015
Revenue	$1,010,968	$98,611
Revenue, related party	17,016	168,522
Total revenue	1,027,984	267,133

Cost of revenue	1,058,778	385,431
Gross profit (loss)	(30,794)	(118,298)

Operating expenses
Officer compensation	1,620,204	239,369
Professional fees	2,944,371	425,507
General and administrative	608,394	440,813
Impairment loss	2,673,546	-
Total operating expenses	7,846,515	1,105,689

Loss from operations	(7,877,309)	(1,223,987)

Other income (expense)
Other income	243,459	30,000
Other expense	(45,000)	-
Loss on disposal of equipment	(2,926)	-
Excess derivative expense	(333,482)
Interest expense	(1,554,618)	-
Penalties on convertible notes payable	(14,490)	-
Gain on derivative liability	1,217,271	-
Settlements	(44,974)	-
Total other income (expense)	(534,760)	30,000

Loss from discontinued operations	(1,629,316)	-

Net loss before income taxes	(10,041,385)	(1,193,987)

Income taxes	-	-

Net loss before controlling interest	(10,041,385)	(1,193,987)
Net loss (income) attributable to non-controlling interest	598,909	(5,938)
Net loss attributable to Next Group Holdings, Inc.	$(9,442,476)	$(1,199,925)

Loss per share, basic and diluted	$(0.04)	$(0.01)

Weighted average number of common shares outstanding	234,519,235	219,259,332

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2016 AND 2015

									Non-Controlling Interest
	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Subscription	Total Stockholders’	Additional Paid-in	Accumulated	Total Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Deficit	Capital	Deficit	Interest
Balance, December 31, 2014	-	$-	219,373,975	$219,374	$(141,314)	$(2,826,902)	$10,000	$(2,738,842)	$37,970	$(50,571)	$(12,601)
Recapitalization	10,000,000	10,000	(41,834,795)	(41,835)	108,047	-	-	76,212	-	-	-
Forgiveness of subscription receivable	-	-	-	-	-	-	(10,000)	(10,000)	-	-	-
Net loss for period ending December 31, 2016	-	-	-	-	-	(1,199,925)	-	(1,199,925)	-	(5,938)	(5,938)
Balance, December 31, 2015	10,000,000	10,000	177,539,180	177,539	(33,267)	(4,026,827)	-	(3,872,555)	37,970	(56,509)	(18,539)

Recapitalization	-	-	44,784,795	44,785	(1,077,400)	-	-	(1,032,615)	-	-	-
Common shares rescinded	-	-	(4,000,000)	(4,000)	4,000	-	-	-	-	-	-
Stock based compensation	-	-	-	-	1,130,818	-	-	1,130,818	-	-	-
Shares issued for services	-	-	9,274,959	9,275	2,120,803	-	-	2,130,078	-	-	-
Shares issued for prepaid services	-	-	1,428,571	1,429	48,571	-	-	50,000	-	-	-
Shares issued for other expense	-	-	200,535	200	44,800	-	-	45,000	-	-	-
Shares issued in exchange for loan principal	-	-	450,000	450	12,810	-	-	13,260	-	-	-
Shares issued for conversion of note principal	-	-	8,506,366	8,506	455,037	-	-	463,543	-	-	-
Shares issued for conversion of accrued interest	-	-	1,041,277	1,042	38,648	-	-	39,690
Shares issued for acquisition	-	-	10,000,000	10,000	1,260,000	-	-	1,270,000	-	-	-
Net liabilities assumed in acquisition from related party	-	-	-	-	(720,348)	-	-	(720,348)	-	-	-
Minority interest acquired	-	-	-	-	2,540,903	-	-	2,540,903	(2,540,903)	-	(2,540,903)
Forgiveness of imputed interest on related party payable	-	-	-	-	238,877	-	-	238,877	1,615	-	1,615
Derivative liability write off due to conversion of debt	-	-	-	-	727,498	-	-	727,498	-	-	-
Dividend declared	-	-	-	-	-	(30,000)	-	(30,000)
Net loss for period ending December 31, 2016	-	-	-	-	-	(9,442,476)	-	(9,442,476)	-	(598,909)	(598,909)
Balance December 31, 2016	10,000,000	$10,000	249,225,683	$249,226	$6,791,750	$(13,499,303)	$-	$(6,448,327)	$(2,501,318)	$(655,418)	$(3,156,736)

The accompanying notes are an integral part of these consolidated financial statements.

NEXT GROUP HOLDINGS, INC

CONSOLIDATED OF CASH FLOWS

	For the year ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss after non-controlling interest	$(9,442,476)	$(1,199,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(598,909)	(5,938)
Impairment loss	2,673,546	-
Impairment loss included in discontinued operations	1,243,430	-
Imputed interest	240,493	-
Stock based compensation	1,130,818	-
Shares issued for services	2,130,077	-
Shares issued for other expense	45,000	-
Excess derivative liability expense	333,482	-
Debt discount amortization	987,797	-
Amortization of debt issue costs	37,670	-
Amortization of intangible assets	93,190	-
Allowance for doubtful accounts	8,000	200,266
Depreciation expense	41,021	-
Loss on disposal of equipment	2,926	-
License fee amortization	83,329	48,615
Default penalties on convertible notes	14,490	-
Gain on derivative fair value adjustment	(1,217,271)	-
Gain on forgiveness of account payable	(40,232)	-
Changes in Operating Assets and Liabilities:
Accounts receivable	28,363	(19,959)
Prepaid expenses	7,184	-
Deferred tax asset	-	2,311
Accounts payable	1,236,021	180,253
Customer deposits	19,637	-
Related party interest payable	12,972	-
Net Cash Used in Operating Activities	(929,442)	(794,377)

Cash Flows from Investing Activities:
Due from related parties	5,914	146,789
Finance deposit	-	(25,000)
Cash acquired in acquisition of Tel3, net of cash paid	45,225	-
Cash acquired in acquisition of TPP, net of cash paid	43,573	-
Net Cash Provided by Investing Activities	94,712	121,789

Cash Flows from Financing Activities:
Bank overdraft	(1,081)	(57)
Proceeds from loans payable	50,000	30,000
Repayments of loans payable	(31,601)	-
Proceeds from convertible notes	1,019,130	-
(Repayments of) proceeds from related party loans	35,353	631,937
Cash acquired through reverse recapitalization	1,184	-
Net Cash Provided by Financing Activities	1,072,985	661,880

Net Increase (Decrease) in Cash	238,255	(10,708)
Cash at Beginning of Period	18,047	28,755
Cash at End of Period	$256,302	$18,047

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as loan repayment	$13,260	$-
Common stock issued for conversion of note principal	$449,940	$-
Common stock issued for conversion of accrued interest	$39,689	$-
Declaration of common stock dividend	$30,000	$-
Assumption of liabilities in recapitalization	$1,032,616	$-
Shares issued for prepayment of services	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Next Group Holdings, Inc. (the “Company”) invests in financial technology and currently derives its revenues from the sales of prepaid calling minutes. The Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a unique line of GPR cards targeted towards the Latin American market. The Company intends to launch the cards upon successful completion of appropriate financing and had yet to generate revenues from this activity.

Next Group Holdings, Inc was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned) and Transaction Processing Products (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017.

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

On January 1, 2016, NGH completed an Agreement and Plan of Merger (the “Merger Agreement”) with Pleasant Kids, Inc. (“Pleasant Kids”) and its wholly owned subsidiary, NGH Acquisition Corp. (“Acquisition Sub”), pursuant to which NGH merged with Acquisition Sub and Acquisition Sub was then merged into PLKD effective January 1, 2016. Under the terms of the Merger Agreement, the NGH shareholders received shares of PLKD common stock such that the NGH shareholders received approximately 80% of the total common shares and 100% of the preferred shares of PLKD issued and outstanding following the merger. Due to the nominal assets and limited operations of PLKD prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby NGH became the accounting acquirer (legal acquiree) and PLKD was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (NGH) adjusted to reflect the legal capital of the accounting acquired (PLKD). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of December 31.

On May 27, 2016, Next Cala entered into a Joint Venture Agreement (the “Agreement”) with Glocal Payments Solutions, Inc (“Glocal”) to form a joint venture, NextGlocal, in which Cala has a 60% controlling interest and Glocal has a 40% interest. The Joint Venture will seek to launch and activate up to 45,000 prepaid debit cards under the Cala brand by December 31, 2016 and 360,000 additional cards during the 2017 calendar year. Either party may terminate the agreement at December 31, 2016 if certain objectives are not met.

On July 22, 2016, the Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) which has a 64% interest in Accent InterMedia, LLC (“AIM”) and no other assets or liabilities. AIM operates as a leading gift card provider and in business activities very synergistic with those the Company is currently engaged in. See Note 16.

On August 10, 2016, M&M, a wholly owned subsidiary of the Company, closed the acquisition of Tel3 from a related party. Tel3 provides prepaid calling cards to consumers directly and operates in a complimentary space as M&M. Tel3 was originally acquired by the Company’s CEO in a private transaction and sold to the Company for $10 cash. See Note 16.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

This summary of accounting policies for Next Group Holdings, Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) and have been consistently applied in the preparation of the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of loans receivable, potential impairment losses of the capitalized license fee, impairment of goodwill, impairment of intangible assets, stock based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of December 31, 2016 or 2015. As of December 31, 2016 and 2015, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the sale of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue us recognized upon delivery to and consumption of minutes by the consumer. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider, and NxtGn generated revenues from the sale of voice over IP platform software during the years ended December 31, 2016 and 2015.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. The Company recorded impairment losses of $3,916,976, of which $1,243,430 is included in losses from discontinued operations, and $0 during the years ended December 31, 2016 and 2015. Refer to Note 15 for further discussion.

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

Derivative and Fair Value of Financial Instruments

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

Except as discussed in Note 7 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of December 31, 2016 and 2015.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

At December 31, 2016, the Company had fifteen outstanding convertible notes payable with conversion rights that are exercisable. The remaining convertible notes outstanding at December 31, 2016 were not convertible until six months after issuance, or January 2017. The amount of outstanding principal on these convertible notes total $1,056,897 plus accrued interest of $202,068 for total convertible debts as of December 31, 2016 of $1,258,965 representing 75,347,762 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in each period presented.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

As discussed in the 8K filed on May 18, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock.  Pursuant to the dividend, the special stock dividend will be distributed to owners of the Company’s common stock as of the record date in a ratio of one share of Class D Redeemable Preferred Stock common stock for every 1 share of common stock owned as of the record date.  The Company originally had set the record date as June 10, 2016 but was later modified to July 22, 2016. The Class D Preferred Stock must be redeemed within six months within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). The Designation fixes the redemption price of each share of class D Preferred stock as the greater of par value or the amount obtained by dividing (a) 9.03 percent of the net proceeds to the Corporation of the Lawsuit after payment of fees and expenses incurred in connection with such law suit and the resolution of  any creditor claims against Next Communications and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Class D Preferred stock issued and outstanding as of the Redemption Date, which amount shall be rounded to the nearest whole cent.

The Company has accrued common stock dividends payable of $30,000 and $0 as of December 31, 2016 and 2015.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred.

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

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair market values of derivative liabilities over the life of the convertible notes. Changes in value of the derivative liabilities that result from conversions of the underlying instrument to common stock are written off to additional paid in capital.

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

License Fee

On June 30, 2015 the Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $118,056 and $201,385 as of December 31, 2016 and 2015, respectively.

Finance Deposit

During December 2015, the Company made a deposit with a financial advisory firm as part of an agreement executed at that time. The agreement was cancelled soon thereafter within the cancellation period that would allow for a refund of the deposit made. However, the Company has not yet received the refund due and is currently working with the advisory firm to return the funds which we expect will occur during the third quarter of 2017. The Company carried a current asset of $25,000 as of December 31, 2016 and 2015 reflecting the amount of deposit due.

Subscription Receivable

During the year ended December 31, 2014, Cala accepted a $10,000 subscription receivable that was determined to be uncollectible and written off against additional paid in capital on December 31, 2015 pursuant to ASC 505.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), that outlines a comprehensive five-step revenue recognition model based on the principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09 to the beginning of 2018 for public companies, with an option that would permit companies to adopt the standard as early as the original effective date of 2017. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. ASU 2014-09 may be adopted either retrospectively or on a modified retrospective basis whereby it would be applied to new contracts and existing contracts with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to beginning retained earnings at the effective date for those contracts. The updated standard is effective for us in the first quarter of 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations.” This Update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue From Contracts with Customers when another party, along with the reporting entity, is involved in providing a good or a service to a customer. In these circumstances, an entity is required to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). The amendments in the Update clarify the implementation guidance on principal versus agent considerations. The Update is effective, along with ASU 2014-09, for annual and interim periods beginning after December 15, 2017. The adoption of ASU 2016- 08 is not expected to have a material impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718)” (“ASU 2016- 09”). ASU 2016-09 requires an entity to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company has implemented ASU 2016-09 effective January 1, 2017.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-1O”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduce the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company is currently evaluating ASU 2016-10 and its impact on its consolidated financial statements or disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326).” For most financial assets, such as trade and other receivables, loans and other instruments, this standard changes the current incurred loss model to a forward-looking expected credit loss model, which generally will result in the earlier recognition of allowances for losses. The new standard is effective for the Company at the beginning of fiscal year 2019. Entities are required to apply the provisions of the standard through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230)”, which provides guidance for eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective retrospectively for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods. Early adoption is permitted. The new standard is effective for the Company at the beginning of fiscal year 2018. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The new standard is effective for the Company at the beginning of fiscal year 2017. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and do not expect adoption to have a material impact.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – DISCONTINUED OPERATIONS

The Company has classified its former gift card processing business as discontinued operation. During the first quarter of 2017, the Company ceased activity in this business segment and disposed of its ownership interest. On April 26, 2017, the Company entered into and completed the sale of the business to an unaffiliated third party.

Revenue Recognition for Discontinued Operations

Our discontinued operations generated revenue primarily from processing gift cards for local retailers. Commissions were recognized under service agreements with the retailers and recorded as revenue when processing fees were earned.

The financial position of discontinued operations was as follows:

	December 31, 2016	December 31, 2015

Cash (restricted and unrestricted)	$7,163	$-
Accounts receivable	42,267	-
Prepaid expenses	10,890	-
Notes receivable	83,353	-
Equipment, net of accumulated depreciation	82,210	-
Net current assets of discontinued operations	$225,884	$-

	December 31, 2016	December 31, 2015

Accounts payable	$1,996,039	$-
Deferred revenue	48,585	-
Loans payable	392,096	-
Net current liabilities of discontinued operations	$2,436,720	$-

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2016	2015
Revenues	$207,053	$-

Operating expenses:
Other general and administrative	592,938	-

Impairment loss	1,243,430	-

Loss from discontinued operations	$1,629,316	$-

NOTE 4 – GOING CONCERN

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss before non-controlling interest of $10,041,385 and $1,193,987 and net cash used in operating activities of $929,442 and $794,377, for the years ended December 31, 2016 and 2015, respectively. The Company has a working capital deficit of $9,723,119 and $4,092,479, and an accumulated deficit of $13,499,303 and $4,026,827 as of December 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

NOTE 5 – LOANS RECEIVABLE

At the time of the reverse recapitalization discussed in Note 1 – Organization and Description of Business, the Company had a loan that was made to an individual totaling $40,000. This loan was not memorialized in writing and accordingly, carried no terms as to repayment, interest or default. The loan was determined to be uncollectible and written off during the year ended December 31, 2015. The write off is included in general and administrative expenses in the statements of operations.

Additionally, the Company acquired a total of $83,353 of loans receivable through its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. The Company exited this business in December 2016 and the loan is included in assets from discontinued operations as of December 31, 2016.

As discussed in Note 8 – Related Party Transactions, during the year ended December 31, 2014, the Company made a series of loans to the sister of Mr. Arik Maimon, our Chief Executive Officer totaling $60,000. These loans were not memorialized in writing and accordingly, carry no terms as to repayment, interest or default. The loan was determined to be uncollectible and written off during the year ended December 31, 2015. The write off is included in general and administrative expenses in the statements of operations.

NOTE 6 – FIXED ASSETS

The Company acquired $4,572 of equipment net of accumulated depreciation of $1,430 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The Company disposed of this property in April 2016 and recorded a loss on disposal of $2,926 during the year ended December 31, 2016.

Additionally, the Company acquired a total of $123,013 of equipment at fair value through its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. The Company exited this business in March 2017 and the fixed assets are included in assets from discontinued operations as of December 31, 2016.

Depreciation expense was $41,021, of which $40,804 is included in loss from discontinued operations, and $0 during the years ended December 31, 2016 and 2015.

The Company had no property or equipment as of and December 31, 2016 or 2015.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

The Company has entered into a series of convertible notes payable to fund operations. While with differing noteholders, the terms of the outstanding convertible notes are substantially similar and accrue interest at 8% annually with a default interest rate of 24% and allow for the conversion of outstanding principal and interest to common stock at a price equal to a 45% to 50% from the lowest trading price in the preceding 20 days.

In February 2017, the Company agreed with certain noteholders to extend a redemption freeze agreement whereby the convertible note holders agreed to not convert outstanding principal and accrued interest into common stock for a period of 60 days. Upon the expiration of these agreements, a 90 day extension was executed whereby the noteholders agreed to not convert additional amounts through the first week of July 2017. Under the terms of the extension, each noteholder was granted the right to convert a limited amount of outstanding principal to common stock at a rate equal to the stated rate in the convertible note payable but not less than $0.02 per share and extended the due dates of the notes to July 2017. The convertible notes outstanding contain cross default features and the Company defaulted on all notes in November 2016.

The following table summarizes all convertible notes payable activity for the year ended December 31, 2016:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2015	Advances	Conversions to Common Stock	Balance, December 31, 2016
Noteholder 1	8/12/2015	8/12/2016	$82,500	$82,500	$-	$(82,500)	$-
Noteholder 1	9/21/2015	9/21/2016	72,450	72,450	14,490	(86,940)	-
Noteholder 1	10/15/2015	10/15/2016	82,500	82,500	-	(82,500)	-
Noteholder 1	11/25/2015	11/24/2016	82,500	82,500	-	-	82,500
Noteholder 1	12/21/2015	12/21/2016	27,000	27,000	-	-	27,000
Noteholder 1	1/15/2016	1/15/2017	131,250	-	131,250	-	131,250
Noteholder 1	3/8/2016	3/8/2017	50,000	-	50,000	-	50,000
Noteholder 1	4/11/2016	4/11/2017	82,500	-	82,500	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	-	82,500	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	-	82,500	-	82,500
Noteholder 1	5/16/2016	5/16/2017	100,000	-	100,000	-	100,000
Noteholder 1	7/22/2016	7/22/2017	50,000	-	50,000	-	50,000
Noteholder 1	8/2/2016	8/2/2017	50,000	-	50,000	-	50,000
Noteholder 2	7/27/2015	7/27/2016	37,000	37,000	-	(37,000)	-
Noteholder 2	11/20/2015	11/20/2016	37,000	37,000	-	-	37,000
Noteholder 3	11/9/2015	11/9/2016	75,000	75,000	-	(75,000)	-
Noteholder 3	3/8/2016	3/8/2017	50,000	-	50,000	(36,000)	14,000
Noteholder 3	5/16/2016	5/16/2017	100,000	-	100,000	-	100,000
Noteholder 3	7/22/2016	7/22/2017	50,000	-	50,000	-	50,000
Noteholder 3	3/8/2016	3/8/2017	25,000	-	25,000	-	25,000
Noteholder 4	1/19/2016	1/15/2017	131,250	-	131,250	-	131,250
Noteholder 4	3/9/2016	3/8/2017	50,000	-	50,000	-	50,000
Noteholder 5	11/9/2015	11/9/2016	100,000	100,000	-	(38,603)	61,397
Noteholder 6	11/2/2016	11/2/2017	52,500	-	52,500	-	52,500
Noteholder 7	11/9/2015	11/9/2016	25,000	25,000	-	(25,000)	-
Totals			$1,708,450	$620,950	$1,101,990	$(463,543)	$1,259,397

The following is a summary of all convertible notes outstanding as of December 31, 2016:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 1	11/25/2015	11/24/2016	$82,500	$-	$-	$82,500	18,588
Noteholder 1	12/21/2015	12/21/2016	27,000	-	-	27,000	5,930
Noteholder 1	1/15/2016	1/15/2017	131,250	(16,279)	(255)	114,716	28,105
Noteholder 1	3/8/2016	3/8/2017	50,000	(14,477)	(460)	35,063	8,811
Noteholder 1	4/11/2016	4/11/2017	82,500	(22,380)	(1,142)	58,978	13,923
Noteholder 1	4/11/2016	4/11/2017	82,500	(22,380)	(1,142)	58,978	13,923
Noteholder 1	4/11/2016	4/11/2017	82,500	(22,380)	(1,142)	58,978	13,923
Noteholder 1	5/16/2016	5/16/2017	100,000	(13,194)	(1,863)	84,943	14,619
Noteholder 1	7/22/2016	7/22/2017	50,000	-	(1,390)	48,610	1,775
Noteholder 1	8/2/2016	8/2/2017	50,000	-	(1,390)	48,610	1,655
Noteholder 2	11/20/2015	11/20/2016	37,000	-	-	37,000	3,966
Noteholder 3	3/8/2016	3/8/2017	14,000	(4,053)	(460)	9,487	6,200
Noteholder 3	5/16/2016	5/16/2017	100,000	(13,194)	(1,863)	84,943	14,685
Noteholder 3	7/22/2016	7/22/2017	50,000	-	(1,390)	48,610	1,775
Noteholder 3	3/8/2016	3/8/2017	25,000	(7,238)	(242)	17,520	4,833
Noteholder 4	1/19/2016	1/15/2017	131,250	(17,347)	(257)	113,646	27,990
Noteholder 4	3/9/2016	3/8/2017	50,000	(14,622)	(459)	34,919	9,655
Noteholder 5	11/9/2015	11/9/2016	61,397	-	-	61,397	16,916
Noteholder 7	11/2/2016	11/2/2017	52,500	(2,096)	-	50,404	679
Totals			$1,259,397	$(169,640)	$(13,455)	$1,076,302	$207,951

Accrued Interest

There was $207,951 and $0 accrued interest due on all convertible notes as of December 31, 2016 and 2015, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion features of the convertible notes payable as discussed in Note 7 for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative liability because the exercise price of these convertible notes are subject to a variable conversion rate with a floor of $0.02 per share.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the reverse capitalization date of the convertible notes payable was $1,236,007 which was recorded as a derivative liability on the balance sheet.

As of December 31, 2016, the Company had a $1,210,281 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $1,217,271 and excess value of derivative liabilities upon initial measurement of $333,482 as interest expense during the year ended December 31, 2016.  The derivative liability activity comes from convertible notes payable as discussed in Note 7. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the acquisition of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.001 per share.

A summary of outstanding derivative liabilities as of December 31, 2016 is as follows:

Holder	Derivative Balance
Noteholder 1	65,805
Noteholder 1	21,481
Noteholder 1	104,689
Noteholder 1	39,882
Noteholder 1	48,388
Noteholder 1	48,388
Noteholder 1	48,388
Noteholder 1	68,211
Noteholder 2	29,437
Noteholder 3	12,205
Noteholder 3	68,211
Noteholder 3	19,941
Noteholder 4	104,689
Noteholder 4	39,882
Noteholder 5	290,434
Option Holder	200,250
Total	$1,210,281

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

Year ended December 31, 2016
Expected volatility	155% - 871%
Expected term	.19 - 2.54 years
Risk free rate	0.51% - 1.47%
Forfeiture rate	0%
Expected dividend yield	0%

A summary of the changes in derivative liabilities balance for the year ended December 31, 2016 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2015	$-
Acquired in reverse recapitalization	1,236,007
Initial measurement of derivative liabilities on new convertible notes payable and options issued	1,919,043
Change in fair market value	(1,217,271)
Write off due to conversion (recorded in additional paid in capital)	(727,498)
Balance, December 31, 2016	$1,210,281

NOTE 9 – STOCK OPTIONS

The following table summarizes all stock option activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	-	$-
Granted	18,500,000	0.224
Exercised	-	-
Forfeited	(1,000,000)	1.00
Expired	-	-
Outstanding, December 31, 2016	17,500,000	$0.180

The following table discloses information regarding outstanding and exercisable options at December 31, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	3.48	10,833,334	$0.18
	17,500,000	$0.18	3.48	10,833,334	$0.18

On May 31, 2016, the Company issued 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of this issuance vest based on performance milestones which the Company believes is less than50% likely of occurring resulting in stock based expense of $558,328. The remaining fair value of the unvested shares will be recognized according to the estimated probability of the performance obligations being achieved.

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

Total stock based compensation expense was $1,130,818 during the year ended December 31, 2016 leaving an unrecognized expense of $558,328 as of December 31, 2016. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2016
Expected term of options granted	0 - 5 years
Expected volatility range	778 - 850%
Range of risk-free interest rates	0.82 - 1.41%
Expected dividend yield	0%

NOTE 10 – RELATED PARTY TRANSACTIONS

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

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the years ended December 31, 2016 and 2015. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at December 31, 2016 and 2015 consisted of the following:

Loans Receivable, Related Party

During the year ended December 31, 2014, the Company made a series of loans to the sister of Mr. Arik Maimon, our Chief Executive Officer totaling $60,000. These loans were not memorialized in writing and accordingly, carry no terms as to repayment, interest or default. The loans were determined to be uncollectible and written off as bad debt during the year ended December 31, 2015.

Due from related parties

	December 31, 2016	December 31, 2015
(a) Due from Next Cala 360, Inc.	$-	$41,914
(b) Glocal Card Services	36,000
Total Due from related parties	$36,000	$41,914

Due to related parties

	December 31, 2016	December 31, 2015
(c) Due to Next Communications, Inc.	$2,961,271	$3,025,522
(d) Due to Asiya Communications SAPI de C.V.	95,120	95,120
(e) Michael DePrado	99,604	-
(f) Due to Pleasant Kids, Inc.	-	384,060
Total Due from related parties	$3,155,995	$3,504,702

(a)	Next Cala 360, is a Florida corporation established and managed by our Chief Executive Officer.
(b)	Glocal Card Services is our partner in the Glocal Joint Venture
(c)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer
(d)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which our Chief Executive Officer holds a substantial interest and is involved in active management.
(e)	Michael DePrado is our Chief Operating Officer and Chief Financial Officer
(f)	Amount due to Pleasant Kids, Inc. for debt incurred throughout the period from the date of merger agreement to closing of merger. The Company was dependent on Pleasant Kids for financing during this time and its former officers later became shareholders of the Company as discussed in Note 1.

During the year ended December 31, 2016, the Company recorded interest expense of $240,492 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 6 – Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc. There was $280,000 of total principal and $13,321 of interest due at December 31, 2016.

Revenues (Related Party)

The Company generated revenues of $17,016 and $168,522 from related parties during the years ended December 31, 2016 and 2015. During the year ended December 31, 2016, $16,874 was received from Next Cala 360 and $142 from Asiya Communications SAPI de C.V. During the year ended December 31, 2015, $113,107 was received from Next Cala 360 and $2,433 from XO Communications.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2016:

	December 31, 2016	December 31, 2015
Trade payables	$851,339	$389,289
Accrued expenses	133,892	-
Accrued interest	209,771	-
Accrued salaries and wages	135,787	-
Total	$1,330,789	$389,289

During the year ended December 31, 2014, a former employee of Pleasant Kids (PLKD), Franjose Yglesias-Bertheau, filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 which is included in accrued salaries as of December 31, 2016.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six(6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of December 31, 2016 or 2015.

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

During the year ended December 31, 2016, the Company has issued 8,506,366 shares of commons stock for the conversion of $463,543 of principal of convertible notes payable and 1,041,277 shares for the conversion of $39,689 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 450,000 common shares valued at $13,260 as repayment of a non-convertible loan and rescinded 4,000,000 common shares previously issued in connection with the reverse recapitalization discussed in Note 1 – Organization and Description of Business. Common stock issued for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB. The details of certain issuances of common stock are as follows:

Common Shares Issued for Services

The Company issued 8,774,959 common shares for services totaling $2,092,828 pursuant to an agreement whereby a third party would provide certain services on behalf of the Company for a period of six months effective April 7, 2016. The Company valued the common shares using the close price of the stock as listed on the OTCBB on April 7, 2016. The Company recognized the value of the shares over the term of the agreement resulting in $2,092,828 of expense during the year ended December 31, 2016.

Additionally, the Company issued a total of 500,000 shares for services in connection with its amendment to its Joint Venture agreement with Glocal Payment Solutions dated August 9, 2016. The shares were valued using the close price on the date of issuance as quoted by Nasdaq of $0.0745 resulting in total expense of $37,250.

Common Shares Issued for Prepayment of Services

The Company issued 1,428,571 common shares as a prepayment for services pursuant to an agreement with a third party whereby the third party would provide certain marketing and consulting services for a period of six months effective October 1, 2016. The shares were valued using the close price on the date of issuance as quoted by Nasdaq of $0.035 resulting in a total value of $50,000. The amount will be recognized as services are performed over the term of the agreement resulting in expense of $25,000 being recorded during the year ended December 31, 2016 with a prepaid balance of $25,000 as of December 31, 2016.

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

Common Shares Rescinded

On April 22, 2016, the Company entered into a settlement agreement with the former officers of Pleasant Kids, Inc. to settle certain claims the Company brought against former management. Under the terms of the agreement, former management agreed to return a total of 4,000,000 common shares to the Company and the Company agreed to lift a stop transfer order that was placed on other shares. There was no gain or loss recorded on the rescission.

Summary of common stock activity for the year ended December 31, 2016	Outstanding shares
Balance, December 31, 2015	177,539,180
Recapitalization	44,784,795
Share rescission	(4,000,000)
Shares issued for services	10,703,530
Shares issued for other expense	200,535
Shares issued as repayment of loan (a)	450,000
Shares issued for acquisition	10,000,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	9,547,643
Balance, December 31, 2016	249,225,683

(a)	Shares issued as repayment of outstanding loan principal of $13,260. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 6 – Convertible Notes Payable.

NOTE 13 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the year ended December 31, 2016. The Company had four separate customers account for 10% or more of its revenues during the year ended December 31, 2015. The concentration of revenues during the years ended December 31, 2016 and 2015 were:

	Year ended December 31,
	2016		2015
	Revenues	% of Total	Revenues	% of Total
Customer 1	$3,224	0%	$-	0%
Customer 2	20,000	2%	-	0%
Customer 3	12,301	1%	-	0%
Customer 4	35,000	3%	-	0%
Customer 5	-	0%	32,675	13%
Customer 6	-	0%	27,000	11%
Customer 7	-	0%	-	0%
Customer 8	-	0%	27,787	11%
Customer 9, related party	16,874	2%	113,107	44%
Customer 10, related party	-	0%	2,433	1%
Customer 11, related party	142	0%	-	0%
All Others	950,974	92%	52,982	20%
Total	$1,038,515	100%	$255,984	100%

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a third party to provide certain services for the Company. The agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reached $750,000,000. The probability of this event is uncertain at present and the Company has not accrued a contingent loss as of December 31, 2016 as a result.

On October 14, 2014, one of our operating subsidiaries, NxtGn, Inc. and Next Communications, Inc., an entity controlled by our CEO, (collectively the “Plaintiffs”) filed suit in the United States District Court for the Southern district of New York against Viber Media, Inc.  Plaintiffs filed an Amended Complaint asserting four claims: misappropriation of a business idea, misappropriation of trade secrets, breach of contract, and unjust enrichment.  Viber moved the Court to dismiss the Amended Complaint.  On March 30, 2016, U.S. District Judge Richard Sullivan issued an opinion and order on Viber’s motion to Dismiss.  Specifically, Judge Sullivan ordered that Viber’s motion to dismiss is granted on Plaintiffs’ misappropriation of a business idea claim, but denied as to their misappropriation of trade secrets, breach of contract, and unjust enrichment claims. The Company has not accrued any gains or losses associated with this case as it would be a contingent gain and recorded when received.

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of December 31, 2016 as a result.

During the year ended December 31, 2014, a former employee of Pleasant Kids (PLKD), Franjose Yglesias-Bertheau, filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 which is included in accrued salaries as of December 31, 2016.

NOTE 15 – INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for the year ended December 31, 2016 due to the operating losses experienced during the year ended December 31, 2016. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2016 or 2015 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35.00%
Florida state corporation income tax rate, net of benefit from federal income tax	3.58%
Combined tax rate	38.58%
Effect of permeant differences between book and tax net losses	(31.07)%
Change in valuation allowance	(7.51)%
Effect on operating losses	0.00%

Net deferred tax assets consist of the following:

	2016	2015
Net operating loss carry forward	$629,633	$-
Valuation allowance	(629,633)	-
Net deferred tax asset	$-	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2016	2015
Computed federal income tax expense at statutory rate of 38.58%	$(3,642,435)	$-
Stock issued for services	1,275,249	-
Amortization of deferred loan costs	14,531	-
Amortization of debt discount	381,043	-
Depreciation and amortization	51,772	-
Change in derivative liability	(469,562)	-
Imputed interest	92,770	-
Impairment loss	1,510,973	-
Excess derivative liability charged to interest	128,641	-
Loss on disposal of equipment	1,129	-
Non-deductible change in payroll accrual	26,256	-
Change in valuation allowance	629,633	-
Income tax expense	$-	$-

The net federal operating loss carry forward will expire in 2036. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE 16 – ACQUISITIONS

Transaction Processing Products, Inc.

As discussed in Note 1 – Organization and Description of Business Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) on July 22, 2016. TPP operates as a gift card processor for retail stores which the Company can leverage as it launches its general purpose reloadable cards. Acquisition costs were expensed as incurred. The Company executed two separate agreements as part of the transaction; the first to purchase outstanding debt totaling $5.2 million owed by TPP to the seller in exchange for 10,000,000 shares of common stock and 7,500,000 options to purchase additional shares of stock at $0.18 per share and the second to purchase the sellers interest in Accent InterMedia, LLC for cash consideration of $10. Where the agreements were executed simultaneously, they were accounted for as a single transaction. The common shares issued were valued at $1,270,000 and the options issued at $898,490 resulting in total consideration of $2,168,500 when combined with the $10 of cash paid. The Company assumed net liabilities of $1,792,912 at fair value and identifiable intangible assets totaling $1,310,058, resulting in goodwill of $2,651,354. Net liabilities assumed consisted of the following:

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

The preliminary purchase price allocation resulted in goodwill of $2.65 million, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair value of the acquired assets and represents the estimated economic value attributable to future operations. The purchase price allocation is preliminary and subject to revision. At this time, except for the items noted below, the Company does not expect material changes to the value of the assets acquired or liabilities assumed in conjunction with the transaction. Specifically, the following assets and liabilities are subject to change:

●	Intangible customer contracts

●	Intangible customer relationships

●	Deferred income tax assets and liabilities.

As management receives additional information during the measurement period, these assets and liabilities may be adjusted. Under the acquisition method of accounting for business combinations, if we identify changes to acquired deferred tax asset valuation allowances or liabilities related to uncertain tax positions during the measurement Example Disclosure: Accounting for Income Taxes 10 period and they relate to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement period adjustment, and we record the offset to goodwill. We record all other changes to deferred tax asset valuation allowances and liabilities related to uncertain tax positions in current period income tax expense. This accounting applies to all of our acquisitions regardless of acquisition date.

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

The Company exited the business in March 2017 and recorded impairment losses totaling $3,894,784 during the year ended December 31, 2016. Of this total, $1,243,430 is included in losses from discontinued operations as intangible assets in TPP with the remaining impairment related to the goodwill with NGH. The Company applied the criteria under ASC205 and determined the business was held for sale as of December 31, 2016 and shown as discontinued operations as a result.

Tel3

As discussed in Note 1 – Organization and Description of Business Company completed its acquisition of Tel3 on August 9, 2016 from a related party for cash considerations of $10. Tel3 was formally a business segment of an existing wholesale calling minutes company and not a legal separate business entity. Initially, Tel3 was acquired by the Company’s CEO from the seller in a private transaction. Our CEO subsequently sold their interest in the business to the Company for minimal cash considerations. Tel 3 was merged into M&M, a subsidiary of the Company, effective January 1, 2017. As part of the acquisition, the company assumed net liabilities of $780,137 whose book values equaled fair values at the time of acquisition. The Company did not record goodwill for the amount of consideration in excess of the fair values of net liabilities assumed due to the acquisition being from a related party. The excess instead was recorded as a reduction to additional paid-in capital. Net liabilities assumed consisted of the following:

Cash	$45,235
Prepaid expenses	6,728
Accounts payable	(76,294)
Customer deposits	(755,806)
Net liabilities assumed	(780,137)

Cash paid	10
Total consideration	10
Excess recorded as a reduction of additional paid-in capital	$780,147

Pro Forma Information

The unaudited pro forma information for the years ended December 31, 2015 and 2016 presented below include the effects of the Tel3 acquisition had it been consummated on January 1, 2015 with adjustments to give effect to pro forma events that are directly attributable to the acquisitions. These adjustments are based upon information and assumptions available to us at the time of filing this Annual Report on Form 10-K. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Year ended December 31,
	2016	2015
Revenue	$2,491,082	$3,372,919
Cost of sales	2,157,492	2,509,979
Gross margin	333,590	862,940

Operating expenses	8,134,108	1,971,263
Loss from operations	(7,800,518)	(1,108,323)

Other income	(534,760)	30,000
Net loss	$(8,335,278)	$(1,078,323)

Net loss per share, basic and diluted	$(0.04)	$(0.01)

NOTE 17 – SUBSEQUENT EVENTS

Settlement of Accrued Salary Payable

On February 1, 2017, the Company entered into an agreement to settle a claim for accrued salary owed to a former employee of Pleasant Kids, Inc. for $80,000. The Company made a cash payment of $10,000 and entered into a convertible note payable for $70,000 as full settlement. The note carries interest at a rate of 8% and may be converted into common stock at the option of the noteholder at a rate equal to a 50% discount from the lowest trading price during the twenty days preceding the conversion with a $0.02 floor.

Convertible Notes Payable Redemption Freeze Agreements

In February 2017, the Company agreed with certain noteholders to extend a redemption freeze agreement whereby the convertible note holders agreed to not convert outstanding principal and accrued interest into common stock for a period of 60 days. Upon the expiration of these agreements, a 90 day extension was executed whereby the noteholders agreed to not convert additional amounts through the first week of July 2017. Under the terms of the extension, each noteholder was granted the right to convert a limited amount of outstanding principal to common stock at a rate equal to the stated rate in the convertible note payable but not less than $0.02 per share.

Common Stock Issuances

On various dates through June 30, 2017, the Company issued a total of 8,812,690 common shares in exchange for $167,069 of principal on convertible notes payable; 579,010 common shares in exchange for $11,580 of accrued interest on convertible notes payable; 8,449,654 common shares for the conversion of $280,000 of related party notes payable; 450,346 common shares for the conversion of $14,923 of related party interest payable and 11,900,000 common shares for services valued at a total of $620,200.

Advisory Agreement

On April 7, 2017, the Company executed an agreement with Jeff Lewis Advisory to act as a special advisor to the board of directors. The agreement is for one year effective May 1, 2017 and requires a monthly retainer of $5,000. In addition to monthly cash payments, the Company agreed to issue $100,000 of common shares which equated to 909,091 on the date of execution at a value of $0.11 per share. These 909,901 common shares are excluded from the shares issued for services as disclosed in “common stock issuances” in the preceding paragraph.

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of $2,961,271 and $3,025,522 due to Next Communications, Inc. as of December 31, 2016 and 2015. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable will be handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

Letters of Intent

Effective March 30, 2017, the Company entered into a non-binding letter of intent ("LOI") with AZUGROUP USA, LLC ("AZUGROUPUSA"), to acquire assets owned or controlled by AZUGROUP USA, LLC and its majority shareholder, Mr. Antonio Faranda. AZUGROUP USA, LLC and Mr. Antonio Faranda own or control the following Italian companies: AZUGROUP SRL Socio Unico, Cardnology S.R.L. and Go Card S.R.L. (collectively “AZUGROUP”), which together, generated €13.2 Million ($14.2 million USD) in revenue during the 2016 calendar year. The sole minority partner in AZUGROUP will be compensated $267,000 in exchange for the remaining interest in AZUGROUP. After the buyout of the remaining minority partner, Antonio Faranda will be the sole shareholder of AZUGROUP.

Effective May 16, 2017, the Company entered into a non-binding letter of intent (“LOI”) with LIMECOM INC. (“LIMECOM”), to acquire assets owned or controlled by LIMECOM INC. and its President & CEO, Mr. Orlando Taddeo.

Under the terms of the LOI, subject to a definitive agreement and customary due diligence and shareholder approval, the Company will acquire the assets of or merge with LIMECOM, which is expected to generate approximately $125,000,000 of revenue with $2.5 million EBITA in fiscal year 2017.

Disposal of Transaction Processing Products

On April 26, 2017, the Company signed a Purchase and Sale Agreement with Dean Keatin Marketing, LLC ("DKM") and related parties to sell its interest in Transaction Processing Products (“TPP”). As per the Agreement, the Company shall sell, transfer and deliver to DKM, 100% of the capital stock of TPP for $1. DKM will indemnify and hold the Company harmless for any and all liabilities or costs incurred by the Company arising from TPP and its majority owned subsidiary Accent InterMedia (“AIM”) prior to July 7, 2016. The Company is responsible for any and all costs associated with the termination of any employee of AIM that occurred after July 7, 2016 to the date of this Agreement.

The Company shall be entitled to 45% of the gross proceeds of any settlement or judgment obtained by AIM, DKM, TPP or any of their assignees or successors in interest from its litigation against ComData, Inc./FleetCor (the “FleetCor Litigation).

Employment Agreements

The Company extended employment agreements to its CEO, Arik Maimon, and COO, Michael DePrado, to formalize their positions with the Company and compensation. The agreements are in effect for a period of five years and require annual salaries of $180,000 and $130,000 for our CEO and COO respectively. Additionally, our CEO is entitled to $10,000 and COO $6,000 in annual car allowances with each being entitled to $18,000 annually in board fees. The total base compensation amounts are summarized as follows:

	Salary	Car Allowance	Board Fees	Total
Arik Maimon (CEO)	$180,000	$10,000	$18,000	$208,000
Michael DePrado (COO)	$130,000	$6,000	$18,000	$154,000

Additionally, each the CEO and COO are eligible to receive a variable bonus based on the Company’s total annual consolidated revenues ranging from $0 to $80,000 and an additional bonus of $150,000 (CEO) and $125,000 (COO) in the event the Company is uplisted to the NASDAQ stock exchange.

Under the terms of the agreements, the Company issued 12,785,079 and 1,328,063 stock options to Maimon and DePrado, respectively. The options were issued and immediately vested on June 26, 2017, are exercisable for a period of three years at $0.07 per share with cashless exercise provisions.

(b)	Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X

33

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.

By:	/s/ Arik Maimon
Arik Maimon, Chief Executive Officer
Date: July 3, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chief Executive Officer and Director	July 3, 2017
Arik Maimon

/s/ Michael DePrado	President, Chief Financial Officer and Director	July 3, 2017
Michael DePrado

/s/ Adiv Baruch	Director	July 3, 2017
Adiv Baruch

/s/ Natali Dadon	Director	July 3, 2017
Natali Dadon

34