Form 10-Q
period 2017-03-31
NEXT GROUP HOLDINGS, INC.
filed 2017-07-06
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: MARCH 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of July 6, 2017 the issuer had 280,326,474 shares  of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 18

NEXT GROUP HOLDINGS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$117,493	$256,302
Accounts receivable, net	12,538	9,661
Finance deposit	25,000	25,000
Prepaid expenses and other current assets	5,833	48,091
Related party receivable	36,000	36,000
Assets from discontinued operations	-	225,884
Total current assets	196,864	600,938

License fee, net of accumulated amortization	97,222	118,056

Total assets	$294,086	$718,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$40	$7
Accounts payable and accrued liabilities	1,389,875	1,330,789
Dividends payable	30,000	30,000
Deferred revenue	729,833	715,642
Loan payable	75,000	75,000
Convertible notes payable, net of discounts and debt issue costs	1,148,508	1,076,302
Derivative liability	1,713,686	1,210,281
Related party payable	3,055,955	3,155,995
Interest payable, related party	-	13,321
Notes payable, related party	-	280,000
Liabilities from discontinued operations	-	2,436,720
Total current liabilities	8,142,897	10,324,057

Stockholders’ Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 272,839,903 and 249,225,683 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	272,840	249,226
Additional paid in capital	5,181,232	6,791,750
Accumulated deficit	(12,687,845)	(13,499,303)
Total Next Group Holdings, Inc. stockholders’ deficit	(7,223,773)	(6,448,327)

Non-controlling interest in subsidiaries
Non-controlling interest: additional paid in capital in consolidated subsidiaries	40,154	(2,501,318)
Non-controlling interest: accumulated deficit in consolidated subsidiaries	(665,192)	(655,418)
Total non-controlling interest in subsidiaries	(625,038)	(3,156,736)

Total liabilities and stockholders’ deficit	$294,086	$718,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Revenue	$496,798	$82,303
Revenue, related party	3,793	-
Total revenue	500,591	82,303

Cost of revenue	335,257	107,161
Gross profit (loss)	165,334	(24,858)

Operating expenses
Officer and director compensation	216,166	73,196
Professional fees	491,284	238,076
General and administrative	96,892	114,959
Total operating expenses	804,342	426,231

Loss from operations	(639,008)	(451,089)

Other income (expense)
Other income	868	2,879
Interest expense	(359,242)	(276,900)
Penalties on convertible notes payable	-	(14,490)
Loss on derivative liability	(414,037)	(15,277)
Gain on disposal of business	2,213,103	-
Total other income (expense)	1,440,692	(303,788)

Net income (loss) before income taxes	801,684	(754,877)

Income taxes	-	-

Net income (loss) before controlling interest	801,684	(754,877)
Net loss attributable to non-controlling interest	9,774	697
Net income (loss) attributable to Next Group Holdings, Inc.	$811,458	$(754,180)

Net income (loss) per share, basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic	251,635,971	196,938,335
Weighted average number of common shares outstanding, diluted	327,940,152	196,938,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONDENSED CONSOLIDATED OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss) after non-controlling interest	$811,458	$(754,180)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-controlling interest	(9,774)	(697)
Imputed interest	59,758	60,168
Shares issued for services	338,200	-
Debt discount amortization	222,064	157,059
Depreciation expense	-	216
Stock based compensation	111,666	-
Amortization of debt issue costs	9,500	-
Debt issue costs expensed	-	20,000
Default penalties on convertible notes	-	14,490
License fee amortization	20,834	-
Gain on disposal of business	(2,213,103)	-
Loss on derivative fair value adjustment	414,037	15,277
Changes in Operating Assets and Liabilities:
Accounts receivable	(2,877)	(957)
Prepaid expenses	42,258	20,835
Accounts payable	141,384	97,950
Deferred revenue	15,793	-
Net Cash Used in Operating Activities	(38,802)	(369,839)

Cash Flows from Investing Activities:
Repayments of related party receivable	-	2,564
Net Cash Provided by Investing Activities	-	2,564

Cash Flows from Financing Activities:
Bank overdraft	33	908
Proceeds from convertible notes	-	392,500
Repayments of related party loans	(100,040)	(8,851)
Cash assumed through reverse recapitalization	-	1,184
Net Cash (Used in) Provided by Financing Activities	(100,007)	385,741

Net (Decrease) Increase in Cash	(138,809)	18,466
Cash at Beginning of Period	256,302	18,047
Cash at End of Period	$117,493	$36,513

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as related party loan and accrued interest repayment	$294,923	$-
Common stock issued for conversion of convertible note principal	$97,069	$86,940
Common stock issued for conversion of convertible accrued interest	$10,031	$9,518
Common stock issued as loan repayment	$-	$13,260

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GROUP HOLDINGS, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 22, 2016, the Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) which has a 64% interest in Accent InterMedia, LLC (“AIM”) and no other assets or liabilities. AIM operates as a leading gift card provider and in business activities very synergistic with those the Company is currently engaged in. The Company sold its interest in TPP during the three months ended March 31, 2017 to an unaffiliated third party.

On August 10, 2016, M&M, a wholly owned subsidiary of the Company, closed the acquisition of Tel3 from a related party. Tel3 provides prepaid international long distance telephone services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our annual report on form 10-K as filed with the Securities and Exchange Commission on July 3, 2017. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2017 are not necessarily indicative of the consolidated results of operations or cash flows to be expected for any future period or for the year ending December 31, 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position and results of operations as of the dates and for the periods presented.

Basis of Presentation

This summary of accounting policies for Next Group Holdings, Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) and have been consistently applied in the preparation of the unaudited consolidated financial statements.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, stock based compensation collectability of loans receivable, potential impairment losses of the capitalized license fee and fair value calculations related to embedded derivative features of outstanding convertible notes payable.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of March 31, 2017 or December 31, 2016. As of March 31, 2017 and December 31, 2016, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the sale of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue us recognized upon delivery to and consumption of minutes by the consumer. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider during the three months ended March 31, 2017 and 2016.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. There was no impairment losses recorded to long-lived assets during the three months ended March 31, 2017 or 2016.

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

Except as discussed in Note 7 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of March 31, 2017 or December 31, 2016.

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

At March 31, 2017, the Company had eighteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $1,179,828 plus accrued interest of $261,537 for total convertible debts as of March 31, 2017 of $1,441,365 representing 76,304,181 new dilutive common shares if converted at the applicable rates. The effects of these notes have been included in net income per diluted share for the three months ended March 31, 2017.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

As discussed in the report on form 8K filed on May 18, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock.  Pursuant to the dividend, the special stock dividend will be distributed to owners of the Company’s common stock as of the record date in a ratio of one share of Class D Redeemable Preferred Stock common stock for every 1 share of common stock owned as of the record date.  The Company originally had set the record date as June 10, 2016 but was later modified to July 22, 2016. The Class D Preferred Stock must be redeemed within six months within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). The Designation fixes the redemption price of each share of class D Preferred stock as the greater of par value or the amount obtained by dividing (a) 9.03 percent of the net proceeds to the Corporation of the Lawsuit after payment of fees and expenses incurred in connection with such law suit and the resolution of  any creditor claims against Next Communications and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Class D Preferred stock issued and outstanding as of the Redemption Date, which amount shall be rounded to the nearest whole cent.

The Company has accrued common stock dividends payable of $30,000 as of March 31, 2017.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $97,222 and $118,056 as of March 31, 2017 and December 31, 2016, respectively.

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”, which requires that all deferred tax liabilities and assets be classified as noncurrent amounts on the balance sheet. ASU 2015-17 will be effective for interim and annuals periods beginning after December 15, 2016 and may be applied prospectively or retrospectively. Early adoption of the standard is permitted. The new standard is effective for the Company at the beginning of fiscal year 2017. There was no impact on the Company’s unaudited condensed consolidated financial statements as the Company does not currently have a deferred tax asset or liability.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net income before non-controlling interest of $801,684 and a net loss of $754,877 and net cash used in operating activities of $38,802 and $369,839, for the three months ended March 31, 2017 and 2016, respectively. The Company has a working capital deficit of $7,946,033 and $9,723,119, and an accumulated deficit of $12,687,845 and $13,499,303 as of March 31, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – CONVERTIBLE NOTES PAYABLE

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

The following table summarizes all convertible notes payable activity for the three months ended March 31, 2017:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2016	Advances	Conversions to Common Stock	Balance, March 31, 2017
Noteholder 1	11/25/2015	11/24/2016	$82,500	$82,500	$-	$(35,971)	$46,529
Noteholder 1	12/21/2015	12/21/2016	27,000	27,000	-	-	27,000
Noteholder 1	1/15/2016	1/15/2017	131,250	131,250	-	-	131,250
Noteholder 1	3/8/2016	3/8/2017	50,000	50,000	-	-	50,000
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	5/16/2016	5/16/2017	100,000	100,000	-	-	100,000
Noteholder 1	7/22/2016	7/22/2017	50,000	50,000	-	-	50,000
Noteholder 1	8/2/2016	8/2/2017	50,000	50,000	-	-	50,000
Noteholder 2	11/20/2015	11/20/2016	37,000	37,000	-	-	37,000
Noteholder 3	3/8/2016	3/8/2017	50,000	14,000	-	-	14,000
Noteholder 3	5/16/2016	5/16/2017	100,000	100,000	-	(15,000)	85,000
Noteholder 3	7/22/2016	7/22/2017	50,000	50,000	-	-	50,000
Noteholder 3	3/8/2016	3/8/2017	25,000	25,000	-	(25,000)	-
Noteholder 4	1/19/2016	1/15/2017	131,250	131,250	-	-	131,250
Noteholder 4	3/9/2016	3/8/2017	50,000	50,000	-	(16,098)	33,902
Noteholder 5	11/9/2015	11/9/2016	100,000	61,397	-	(5,000)	56,397
Noteholder 6	11/2/2016	11/2/2017	52,500	52,500	-	-	52,500
Noteholder 7	1/2/2017	8/2/2017	70,000	-	70,000	-	70,000
Totals			$1,404,000	$1,259,397	$70,000	$(97,069)	$1,232,328

The following is a summary of all convertible notes outstanding as of March 31, 2017:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 1	11/25/2015	11/24/2016	46,529	-	-	46,529	17,313
Noteholder 1	12/21/2015	12/21/2016	27,000	-	-	27,000	7,527
Noteholder 1	1/15/2016	1/15/2017	131,250	-	-	131,250	35,873
Noteholder 1	3/8/2016	3/8/2017	50,000	-	-	50,000	11,770
Noteholder 1	4/11/2016	4/11/2017	82,500	(2,413)	(125)	79,962	18,805
Noteholder 1	4/11/2016	4/11/2017	82,500	(2,413)	(125)	79,962	18,805
Noteholder 1	4/11/2016	4/11/2017	82,500	(2,413)	(125)	79,962	18,805
Noteholder 1	5/16/2016	5/16/2017	100,000	(4,430)	(630)	94,940	20,537
Noteholder 1	7/22/2016	7/22/2017	50,000	(9,853)	(774)	39,373	4,734
Noteholder 1	8/2/2016	8/2/2017	50,000	(12,621)	(774)	36,605	4,614
Noteholder 2	11/20/2015	11/20/2016	37,000	-	-	37,000	6,155
Noteholder 3	3/8/2016	3/8/2017	14,000	-	-	14,000	7,028
Noteholder 3	5/16/2016	5/16/2017	85,000	(3,765)	(630)	80,605	19,715
Noteholder 3	7/22/2016	7/22/2017	50,000	(9,853)	(772)	39,375	4,734
Noteholder 3	3/8/2016	3/8/2017	-	-	-	-	-
Noteholder 4	1/19/2016	1/15/2017	131,250	-	-	131,250	35,758
Noteholder 4	3/9/2016	3/8/2017	33,902	-	-	33,902	7,759
Noteholder 5	11/9/2015	11/9/2016	56,397	-	-	56,397	20,253
Noteholder 6	11/2/2016	11/2/2017	52,500	(2,096)	-	50,404	1,715
Noteholder 7	1/2/2017	8/2/2017	70,000	(30,008)	-	39,992	1,350
Totals			$1,232,328	$(79,865)	$(3,955)	$1,148,508	$263,250

Accrued Interest

There was $263,252 and $207,951 of accrued interest due on all convertible notes as of March 31, 2017 and December 31, 2016, respectively.

NOTE 5 – DERIVATIVE LIABILITIES

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

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the reverse capitalization date of the convertible notes payable and certain outstanding option grants was $1,236,007 which was recorded as a derivative liability on the balance sheet.

As of March 31, 2017, the Company had a $1,713,686 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $414,037 during the three months ended March 31, 2017.  The derivative liability activity comes from convertible notes payable as discussed in Note 4. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the acquisition of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.001 per share.

A summary of outstanding derivative liabilities as of March 31, 2017 is as follows:

Holder	Derivative Balance
Noteholder 1	$59,852
Noteholder 1	34,731
Noteholder 1	168,833
Noteholder 1	64,317
Noteholder 1	74,268
Noteholder 1	74,268
Noteholder 1	74,268
Noteholder 1	90,154
Noteholder 1	54,035
Noteholder 1	57,279
Noteholder 2	47,695
Noteholder 3	23,199
Noteholder 3	76,906
Noteholder 3	54,035
Noteholder 4	168,833
Noteholder 4	43,610
Noteholder 5	182,212
Option Holder	285,000
Noteholder 7	80,191
Total	$1,713,686

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2017	December 31, 2016
Expected volatility	35% - 824%	155% - 871%
Expected term	.03 - 2.29 years	.19 – 2.54 years
Risk free rate	0.74% - 1.27%	.51% - 1.47%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

A summary of the changes in derivative liabilities balance for the three months ended March 31, 2017 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2016	$1,210,281
Initial measurement of derivative liabilities	132,289
Change in fair market value	414,037
Write off due to conversion	(42,921)
Balance, March 31, 2017	$1,713,686

NOTE 6 – STOCK OPTIONS

The following table summarizes all stock option activity for the three months ended March 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	17,500,000	$0.18
Granted	7,500,000	0.18
Exercised	-	-
Forfeited	(7,500,000)	0.18
Expired	-	-
Outstanding, March 31, 2017	17,500,000	$0.18

The following table discloses information regarding outstanding and exercisable options at March 31, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	3.48	10,833,334	$0.18
	17,500,000	$0.18	3.48	10,833,334	$0.18

On May 31, 2016, the Company issued 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of this issuance vest based on performance milestones which the Company believes is 60% likely of occurring resulting in stock based expense of $558,328 during the year ended December 31, 2016, at which point there was a 50% probability of attainment, and $111,666 during the three months ended March 31, 2017 at which point the probability of attainment was updated to 60%. The remaining fair value of the unvested shares of $446,663 will be recognized according to the estimated probability of the performance obligations being achieved.

On July 14, 2016, the Company issued 7,500,000 options as part of its acquisition of TPP. The options are exercisable for a period of three years and carry an exercise price of $0.18 per share. The options carry a ratchet pricing feature whereby they become exercisable at $0.001 per share if the Company’s common stock trades at a price greater than $0.50 per share. The options carried a value of $898,490 which was recorded as a derivative liability as discussed in Note 7 – Derivative Liabilities. On March 31, 2017, the Company, as part of its sale of TPP, cancelled these options and reissued 7,500,000 options that are exercisable for a period of three years and carry an exercise price of $0.18 per share. The options carry a ratchet pricing feature whereby they become exercisable at $0.05 per share if the Company’s common stock trades at a price greater than $0.50 per share.

The Company issued 1,000,000 stock options exercisable at $1.00 pursuant to its agreement with Glocal. This agreement was amended on August 9, 2016 in which the option owners forfeited these options. The fair value of the 1,000,000 stock options granted with an exercise price of $1.00 was amortized through the forfeiture resulting in stock based compensation expense of $14,166.

Total stock based compensation expense was $0 during the three months ended March 31, 2017 and 2016 leaving an unrecognized expense of $558,328 as of March 31, 2017. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

March 31, 2017
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

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the three months ended March 31, 2017 and 2016. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and our Chief Executive Officer holds an executive position.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at March 31, 2017 and December 31, 2016 consisted of the following:

Due from related parties

	March 31, 2017	December 31, 2016
(a) Glocal Card Services	36,000	36,000
Total Due from related parties	$36,000	$36,000

Due to related parties

	March 31, 2017	December 31, 2016
(b) Due to Next Communications, Inc.	$2,953,351	$2,961,271
(c) Due to Asiya Communications SAPI de C.V.	3,000	95,120
(d) Michael DePrado	99,604	99,604
Total Due from related parties	$3,055,955	$3,155,995

(a)	Glocal Card Services is our partner in the Glocal Joint Venture
(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer
(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which our Chief Executive Officer holds a substantial interest and is involved in active management.
(d)	Michael DePrado is our Chief Operating Officer and Chief Financial Officer

During the three months ended March 31, 2017 and 106, the Company recorded interest expense of $59,758 and $60,168 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 6 – Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc. During the three months ended March 31, 2017, the outstanding principal and accrued interest was converted to 8,900,000 shares of common stock.

Revenues (Related Party)

The Company generated revenues from related parties of $3,793 during the three month ended March 31, 2017, all of which was generated from Next Cala 360.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2017:

March 31, 2017
Trade payables	$848,675
Accrued expenses	192,656
Accrued interest	266,057
Accrued salaries and wages	82,487
Total	$1,389,875

During the year ended December 31, 2014, a former employee, Franjose Yglesias-Bertheau of Pleasant Kids (PLKD) filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 for which the Company paid $10,000 cash and entered into a convertible note payable for $70,000. There was $80,000 accrued related to this item as of March 31, 2017.

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six(6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of March 31, 2017 or December 31, 2016.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

During the three months ended March 31, 2017, the Company has issued 5,312,690 shares of commons stock for the conversion of $97,069 of principal of convertible notes payable and 501,530 shares for the conversion of $10,031 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 8,449,654 common shares valued at $280,000 as repayment of a non-convertible related party loan and 450,346 common shares valued at $14,932 as repayment of non-convertible related party accrued interest. The fair value of the shares issued as repayment of the related party payable was $338,200 using the close price of $0.038 per share on the date of the transaction resulting in an offset to additional paid in capital of $43,277 as a result of the related party nature of the transaction. The Company also issued 8,900,000 shares of common stock valued at $338,200 Common stock issued for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB.

Summary of common stock activity for the three months ended March 31, 2017	Outstanding shares
Balance, December 31, 2016	249,225,683
Shares issued for services	8,900,000
Shares issued as repayment of related party loan and accrued interest (a)	8,900,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	5,814,220
Balance, March 31, 2017	272,839,903

(a)	Shares issued as repayment of outstanding loan principal of $280,000 plus accrued interest of $14,923. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 6 – Convertible Notes Payable.

NOTE 10 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the three months ended March 31, 2017.

For the three months ended March 31, 2016, 92% of revenues were derived from four separate customers. The concentration of revenues during the three months ended March 31, 2016 was:

	March 31, 2016
	Revenues	% of Total
Customer 1	$8,499	10%
Customer 2	20,000	24%
Customer 3	12,301	15%
Customer 4	35,000	43%
Customer 5	-	0%
Customer 6	-	0%
Customer 7	-	0%
Customer 8, related party	-	0%
Customer 9, related party	-	0%
All Others	6,503	8%
Total	$82,303	100%

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of March 31, 2017 as a result.

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). The Company believes the amended case is without merit and that, per its agreement to sell its interest in TPP, any claims brought against AIM or TPP would be the responsibilities of the current interest holders. Due to the original suit being filed against AIM and amended to include the Company after it disposed of its interest in TPP, which had a controlling interest in AIM, we believe it likely the Company and its subsidiaries be dismissed as defendants. As a result, no contingent loss as been accrued as of March 31, 2017.

NOTE 12 – SUBSEQUENT EVENTS

Common Stock Issuances

On various dates through June 30, 2017, the Company issued a total of 3,500,000 common shares in exchange for $70,000 of principal on convertible notes payable and 77,480 common shares in exchange for $1,550 of accrued interest on convertible notes payable. The conversions of principal and accrued interest were done within contractual terms at $0.02 per share. Additionally, the Company issued 2,000,000 common shares at $0.094 per share for services valued at $188,000 and 1,000,000 common shares at $0.094 per share for services valued at $94,000.

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

Letters of Intent

Effective March 30, 2017, the Company entered into a non-binding letter of intent (“LOI”) with AZUGROUP USA, LLC (“AZUGROUPUSA”), to acquire assets owned or controlled by AZUGROUP USA, LLC and its majority shareholder, Mr. Antonio Faranda. AZUGROUP USA, LLC and Mr. Antonio Faranda own or control the following Italian companies: AZUGROUP SRL Socio Unico, Cardnology S.R.L. and Go Card S.R.L. (collectively “AZUGROUP”), which together, generated €13.2 Million ($14.2 million USD) in revenue during the 2016 calendar year. The sole minority partner in AZUGROUP will be compensated $267,000 in exchange for the remaining interest in AZUGROUP. After the buyout of the remaining minority partner, Antonio Faranda will be the sole shareholder of AZUGROUP.

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

On July 22, 2016, the Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) which has a 64% interest in Accent InterMedia, LLC (“AIM”) and no other assets or liabilities. AIM operates as a leading gift card provider but was discontinued on March 31, 2017.

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

Results of operations for the three months ended March 31, 201 and 2016

Revenue

Total revenue for the three months ended March 31, 2017, were $500,591, compared to revenue of $82,303 for the three month period ended March 31, 2016. During the three months ended March 31, 2017, revenues from non-related parties totaled $496,798 and revenues from related parties totaled $3,793 compared to $82,303 from non-related parties and $0 from related parties during the three months ended March 31, 2016. The increase in revenue was due to the acquisitions of Tel3 which contributed revenues of $500,327 during the three months ended March 31, 2017 that was not present during the three months ended March 31, 2016.

Cost of Goods Sold

The Company incurred total cost of goods sold of $335,257 for the three months ended March 31, 2017, compared to $107,161 for the three months ended March 31, 2016 resulting in gross margins of $165,334 and negative $24,858. The increase in cost of goods sold was the result of our acquisition of Tel3 and the incremental costs associated with offering telecom minutes for consumers.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $804,342 compared to $426,231 for the three months ended March 31, 2016. Operating expenses were greater in the three months ended March 31, 2017 due mainly to an increase in professional services of $253,208 due to increased stock based compensation and stock based compensation included in officer and director compensation of $111,666 during the three months ended March 31, 2017 that was not present during the three months ended March 31, 2016.

Loss from Operations

Loss from operations was $639,008 during the three months ended March 31, 2017, compared to $451,089 for the three months ended March 31, 2016. The increase in losses from operations is the result of higher operating expenses partially offset by improved gross margins as discussed previously.

Other Income (Expense)

Total other income (expense) during the three months ended March 31, 2017 was a net gain of $1,440,692 compared to a net expense of $303,788 for the same period in 2016. The increase in other income was the result of a $2,213,103 gain recognized on the Company’s sale of its interest in TPP that was not present in 2016. We expect this to be a one time event.

Net Income (Loss)

Net loss before non-controlling interest for the three months ended March 31, 2017, was net income of $801,684 compared to a loss of $754,877 for the three months ended March 31, 2016. The increase in income for the three months ended March 31, 2017 is due mainly to the gain recognized on the sale of the Company’s interest of TPP of $2,213,103 offset by increased losses from the fair value measurement of derivative liabilities and increased stock based compensation.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, the Company had cash of $117,493, net current assets of $196,864 and current liabilities of $8,142,897 creating a working capital deficit of $7,946,033. Net cash used in operating activities were $38,802 and $369,839 for the three months ended March 31, 2017 and 2016, respectively. Current assets consisted of $117,496 of cash; $12,538 of accounts receivable; $25,000 of finance deposits $5,833 of prepaid expenses and $36,000 of related party receivables,.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs. These conditions raise substantial doubt about the company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

Operational Activities

The Company used $38,802 of cash in operations during the three months ended March 31, 2017 and $369,839 during the three months ended March 31, 2016. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash used in operating activities during the three months ended March 31, 2017 consisted of net income of $811,458, non-cash losses and gains totaling $1,046,818 and changes in working capital of $196,558. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company generated cash from investing activities of $0 and $2,564 during the three months ended March 31, 2017 and 2016. The $2,564 generated from investing activities during the three months ended March 31, 2016 was the collection of a related party receivable.

Financing Activities

The Company used net cash in financing activities of $100,007 during the three months ended March 31, 2017 compared to $385,741 being generated during the same period in 2016. Net cash used in financing activities in 2016 consisted of proceeds from a bank overdraft of $33 and repayments of related part loans of $100,040. Net cash provided by financing activities in 2016 consisted of proceeds from a bank overdraft of $908, proceeds from convertible notes of $392,500, repayments of related party loans payable of $8,851 and $1,184 of cash assumed through the reverse capitalization.

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

Recent Accounting Pronouncements

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

There have been no changes to our internal controls during the period covered by this report.

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

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). The Company believes the amended case is without merit and that, per its agreement to sell its interest in TPP, any claims brought against AIM or TPP would be the responsibilities of the current interest holders. Due to the original suit being filed against AIM and amended to include the Company after it disposed of its interest in TPP, which had a controlling interest in AIM, we believe it likely the Company and its subsidiaries be dismissed as defendants.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, the Company has issued 5,312,690 shares of commons stock for the conversion of $97,069 of principal of convertible notes payable and 501,530 shares for the conversion of $10,031 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 8,449,654 common shares valued at $280,000 as repayment of a non-convertible related party loan and 450,346 common shares valued at $14,932 as repayment of non-convertible related party accrued interest. The Company also issued 8,900,000 shares of common stock valued at $338,200 Common stock issued for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. Removed and Reserved

None.

ITEM 5. OTHER INFORMATION

The Company’s SEC Attorney, Simon Kogen, sole practitioner of New York, has been incapacitated and incommunicado with the Company due to a hospitalization, and as such the Company had to seek new SEC Council. The Company has retained the following two firms, respectively;

Ellenoff Grossman & Schole LLP

Barry I. Grossman

Address: 150 E 42nd St Fl 11, New York, NY 10017

Phone: (212) 370-1300

Baratta, Baratta & Aidala LLP

Joseph P Barrata Sr.

Address: 546 5th Ave, 6th Floor, New York, NY 10036

Phone: (212) 750-9700

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9, 2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(4)
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(4)
3.13	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	(5)
3.14	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.
(2)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-KSB for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.
(3)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-QSB for the Fiscal Quarter Ended December 31, 2015 filed on April 1, 2016.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.
(5)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 21, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: July 6, 2017	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Michael DePrado
Chief Financial Officer

