Form 10-Q
period 2017-06-30
NEXT GROUP HOLDINGS, INC.
filed 2017-08-21
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTH PERIOD ENDED: JUNE 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 21, 2017, the issuer had 283,515,255 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 18

NEXT GROUP HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$63,872	$256,302
Accounts receivable, net	8,298	9,661
Accounts receivable, related party	49,720	-
Finance deposit	-	25,000
Prepaid expenses and other current assets	3,333	48,091
Related party receivable	36,000	36,000
Assets from discontinued operations	-	225,884
Total current assets	161,223	600,938

License fee, net of accumulated amortization	76,389	118,056

Total assets	$237,612	$718,994

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$-	$7
Accounts payable and accrued liabilities	1,564,243	1,330,789
Dividends payable	30,000	30,000
Deferred revenue	735,914	715,642
Loan payable	75,000	75,000
Convertible notes payable, net of discounts and debt issue costs	1,135,985	1,076,302
Derivative liability	2,959,240	1,210,281
Related party payable	3,055,453	3,155,995
Notes payable, current	25,000	-
Interest payable, related party	-	13,321
Notes payable, related party	-	280,000
Liabilities from discontinued operations	-	2,436,720
Total current liabilities	9,580,835	10,324,057

Commitments and contingencies (Note 11)	-	-

Stockholders’ Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 280,326,474 and 249,225,683 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	280,327	249,226
Additional paid in capital	6,115,812	6,791,750
Accumulated deficit	(15,125,038)	(13,499,303)
Total Next Group Holdings, Inc. stockholders’ deficit	(8,718,899)	(6,448,327)

Non-controlling interest in subsidiaries	(624,324)	(3,156,736)

Total liabilities and stockholders’ deficit	$237,612	$718,994

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$500,426	$2,707	$997,224	$85,010
Revenue, related party	73,638	60	77,431	60
Total revenue	574,064	2,767	1,074,655	85,070

Cost of revenue	450,175	42,193	785,432	149,354
Gross profit (loss)	123,889	(39,426)	289,223	(64,284)

Operating expenses
Officer compensation	147,777	1,371,539	363,943	1,444,735
Professional fees	641,603	1,234,695	1,132,887	1,472,771
General and administrative	132,688	102,548	229,580	217,507
Total operating expenses	922,068	2,708,782	1,726,410	3,135,013

Loss from operations	(798,179)	(2,748,208)	(1,437,187)	(3,199,297)

Other income (expense)
Other income	178,712	7,366	179,580	10,245
Other expense	-	(45,000)	-	(45,000)
Loss on disposal of asset	-	(2,926)	-	(2,926)
Interest expense	(238,477)	(613,282)	(597,719)	(890,182)
Penalties on convertible notes payable	-	-	-	(14,490)
Excess derivative liability expense	(144,143)	-	(144,143)	-
(Loss) gain on derivative liability	(1,434,962)	407,463	(1,848,999)	392,186
Gain on disposal of business	-	-	2,213,103	-
Total other income (expense)	(1,638,870)	(246,379)	(198,178)	(550,167)

Net income loss) before income taxes	(2,437,049)	(2,994,587)	(1,635,365)	(3,749,464)

Income taxes	-	-	-	-

Net income (loss) before controlling interest	(2,437,049)	(2,994,587)	1,635,365)	(3,749,464)
Net (income) loss attributable to non-controlling interest	(144)	4,686	9,630	5,383
Net income (loss) attributable to Next Group Holdings, Inc.	$(2,437,193)	$(2,989,901)	$(1,625,735)	$(3,744,081)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	279,036,537	231,173,801	265,411,946	224,349,687

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss after non-controlling interest	$(1,625,735)	$(3,744,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(9,630)	(5,383)
Imputed interest	119,518	120,595
Shares issued for services	720,200	1,046,414
Shares issued for other expense	-	45,000
Debt discount amortization	328,537	375,565
Stock based compensation	154,943	1,123,735
Excess derivative liability expense	144,143	288,126
Loss on disposal of equipment	-	2,926
Depreciation expense	-	217
Amortization of debt issue costs	13,004	11,941
Debt issue costs expensed	-	-
Default penalties on convertible notes	-	14,490
License fee amortization	41,667	41,663
Allowance for doubtful accounts	25,000	-
Gain on disposal of business	(2,213,103)	-
Loss on derivative fair value adjustment	1,848,999	(392,186)
Changes in Operating Assets and Liabilities:
Accounts receivable	1,363	2,598
Accounts receivable, related party	(49,720)	-
Prepaid expenses	44,758	-
Accounts payable	317,301	340,801
Related party interest payable	-	11,240
Deferred revenue	21,874	-
Net Cash Used by Operating Activities	(116,881)	(716,339)

Cash Flows from Investing Activities:
Due from related parties	-	36,727
Net Cash Provided by Investing Activities	-	36,727

Cash Flows from Financing Activities:
Bank overdraft	(7)	(1,081)
Proceeds from loans payable	25,000	(2,500)
Proceeds from convertible notes	-	812,380
(Repayments of) proceeds from related party loans	(100,542)	(38,626)
Cash acquired through reverse recapitalization	-	1,184
Net Cash Provided by Financing Activities	(75,549)	771,357

Net Increase (Decrease) in Cash	(192,430)	91,745
Cash at Beginning of Period	256,302	18,047
Cash at End of Period	$63,872	$109,792

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as related party loan and accrued interest repayment	$294,923	$-
Common stock issued for conversion of convertible note principal	$167,069	$224,495
Common stock issued for conversion of convertible accrued interest	$11,580	$15,721
Common stock issued as loan repayment	$-	$13,260
Common stock issued for prepaid expense	$-	$1,046,414

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our annual report on form 10-K as filed with the Securities and Exchange Commission on July 3, 2017. The unaudited condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 2017 are not necessarily indicative of the consolidated results of operations or cash flows to be expected for any future period or for the year ending December 31, 2017.

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

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of June 30, 2017 or December 31, 2016. As of June 30, 2017 and December 31, 2016, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the sale of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider during the three and six months ended June 30, 2017 and 2016.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. There was no impairment losses recorded to long-lived assets during the three or six months ended June 30, 2017 or 2016.

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

Except as discussed in Note 7 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of June 30, 2017 or December 31, 2016.

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

At June 30, 2017, the Company had eighteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $1,162,328 plus accrued interest of $329,357 for total convertible debts as of June 30, 2017 of $1,491,684 representing 76,838,957 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded in net loss per diluted share for the three and six months ended June 30, 2017 as the effects would be anti-dilutive.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

As discussed in the report on form 8K filed on May 18, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock.  Pursuant to the dividend, the special stock dividend will be distributed to owners of the Company’s common stock as of the record date in a ratio of one share of Class D Redeemable Preferred Stock common stock for every 1 share of common stock owned as of the record date.  The Company originally had set the record date as June 10, 2016 but was later modified to July 22, 2016. The Class D Preferred Stock must be redeemed within six months within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia, Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). The Designation fixes the redemption price of each share of class D Preferred stock as the greater of par value or the amount obtained by dividing (a) 9.03 percent of the net proceeds to the Corporation of the Lawsuit after payment of fees and expenses incurred in connection with such law suit and the resolution of  any creditor claims against Next Communications and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Class D Preferred stock issued and outstanding as of the Redemption Date, which amount shall be rounded to the nearest whole cent.

The Company has accrued common stock dividends payable of $30,000 as of June 30, 2017.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $76,389 and $118,056 as of June 30, 2017 and December 31, 2016, respectively.

Recently Issued Accounting Standards

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net loss before non-controlling interest of $1,625,365 and $3,749,464 and net cash used in operating activities of $116,881 and $716,339, for the six months ended June 30, 2017 and 2016, respectively. The Company has a working capital deficit of $9,419,612 and $9,723,119, and an accumulated deficit of $15,125,038 and $13,499,303 as of June 30, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of this report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table summarizes all convertible notes payable activity for the six months ended June 30, 2017:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2016	Advances	Conversions to Common Stock	Balance, June 30, 2017
Noteholder 1	11/25/2015	11/24/2016	$82,500	$82,500	$-	$(35,971)	$46,529
Noteholder 1	12/21/2015	12/21/2016	27,000	27,000	-	-	27,000
Noteholder 1	1/15/2016	1/15/2017	131,250	131,250	-	-	131,250
Noteholder 1	3/8/2016	3/8/2017	50,000	50,000	-	-	50,000
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	5/16/2016	5/16/2017	100,000	100,000	-	-	100,000
Noteholder 1	7/22/2016	7/22/2017	50,000	50,000	-	-	50,000
Noteholder 1	8/2/2016	8/2/2017	50,000	50,000	-	-	50,000
Noteholder 2	11/20/2015	11/20/2016	37,000	37,000	-	-	37,000
Noteholder 3	3/8/2016	3/8/2017	50,000	14,000	-	-	14,000
Noteholder 3	5/16/2016	5/16/2017	100,000	100,000	-	(15,000)	85,000
Noteholder 3	7/22/2016	7/22/2017	50,000	50,000	-	-	50,000
Noteholder 3	3/8/2016	3/8/2017	25,000	25,000	-	(25,000)	-
Noteholder 4	1/19/2016	1/15/2017	131,250	131,250	-	-	131,250
Noteholder 4	3/9/2016	3/8/2017	50,000	50,000	-	(16,098)	33,902
Noteholder 5	11/9/2015	11/9/2016	100,000	61,397	-	(5,000)	56,397
Noteholder 6	11/2/2016	11/2/2017	52,500	52,500	-	-	52,500
Noteholder 7	1/2/2017	8/2/2017	70,000	-	70,000	(70,0000)	-
Totals			$1,404,000	$1,259,397	$70,000	$(167,069)	$1,162,328

The following is a summary of all convertible notes outstanding as of June 30, 2017:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 1	11/25/2015	11/24/2016	46,529	-	-	46,529	20,097
Noteholder 1	12/21/2015	12/21/2016	27,000	-	-	27,000	9,143
Noteholder 1	1/15/2016	1/15/2017	131,250	-	-	131,250	43,726
Noteholder 1	3/8/2016	3/8/2017	50,000	-	-	50,000	14,762
Noteholder 1	4/11/2016	4/11/2017	82,500	-	-	82,500	23,742
Noteholder 1	4/11/2016	4/11/2017	82,500	-	-	82,500	23,742
Noteholder 1	4/11/2016	4/11/2017	82,500	-	-	82,500	23,742
Noteholder 1	5/16/2016	5/16/2017	100,000	-	-	100,000	26,521
Noteholder 1	7/22/2016	7/22/2017	50,000	(1,918)	(150)	47,932	7,726
Noteholder 1	8/2/2016	8/2/2017	50,000	(3,359)	(150)	46,491	7,605
Noteholder 2	11/20/2015	11/20/2016	37,000	-	-	37,000	8,369
Noteholder 3	3/8/2016	3/8/2017	14,000	-	-	14,000	7,866
Noteholder 3	5/16/2016	5/16/2017	85,000	-	-	85,000	24,801
Noteholder 3	7/22/2016	7/22/2017	50,000	(1,918)	(151)	47,931	7,726
Noteholder 3	3/8/2016	3/8/2017	-	-	-	-	-
Noteholder 4	1/19/2016	1/15/2017	131,250	-	-	131,250	43,611
Noteholder 4	3/9/2016	3/8/2017	33,902	-	-	33,902	9,788
Noteholder 5	11/9/2015	11/9/2016	56,397	-	-	56,397	23,628
Noteholder 6	11/2/2016	11/2/2017	52,500	(18,697)	-	33,803	2,762
Noteholder 7	1/2/2017	8/2/2017	-	-	-	-	-
Totals			$1,162,328	$(25,892)	$(451)	$1,135,985	$329,357

Accrued Interest

There was $329,357 and $207,951 of accrued interest due on all convertible notes as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, the Company had a $2,959,240 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $1,848,999 during the six months ended June 30, 2017.  The derivative liability activity comes from convertible notes payable as discussed in Note 4. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the sale of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.001 per share.

A summary of outstanding derivative liabilities as of June 30, 2017 is as follows:

Holder	Derivative Balance
Noteholder 1	$98,873
Noteholder 1	57,374
Noteholder 1	278,903
Noteholder 1	108,779
Noteholder 1	175,310
Noteholder 1	175,310
Noteholder 1	175,310
Noteholder 1	212,497
Noteholder 1	93,775
Noteholder 1	93,788
Noteholder 2	78,624
Noteholder 3	29,750
Noteholder 3	180,623
Noteholder 3	93,775
Noteholder 4	278,903
Noteholder 4	73,757
Noteholder 5	170,749
Option Holder	431,250
Noteholder 6	151,890
Total	$2,959,240

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	June 30, 2017	December 31, 2016
Expected volatility	50% - 866%	155% - 871%
Expected term	.06 - 2.75 years	.19 – 2.54 years
Risk free rate	0.84% - 1.27%	.51% - 1.47%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

A summary of the changes in derivative liabilities balance for the six months ended June 30, 2017 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2016	$1,210,281
Initial measurement of derivative liabilities	328,932
Change in fair market value	1,848,999
Write off due to conversion	(428,972)
Balance, June 30, 2017	$2,959,240

NOTE 6 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	17,500,000	$0.18
Granted	7,500,000	0.18
Exercised	-	-
Forfeited	(7,500,000)	0.18
Expired	-	-
Outstanding, June 30, 2017	17,500,000	$0.18

The following table discloses information regarding outstanding and exercisable options at June 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	3.48	10,833,334	$0.18
	17,500,000	$0.18	3.48	10,833,334	$0.18

On May 31, 2016, the Company issued 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of the issuance vest based on performance milestones which the Company believes is 60% likely of occurring resulting in stock based expense of $558,328 during the year ended December 31, 2016, at which point there was a 50% probability of attainment, and $111,666 during the six months ended June 30, 2017 at which point the probability of attainment was updated to 60%. The remaining fair value of the unvested shares of $446,663 will be recognized according to the estimated probability of the performance obligations being achieved.

On July 14, 2016, the Company issued 7,500,000 options as part of its acquisition of TPP. The options were exercisable for a period of three years and carried an exercise price of $0.18 per share. The options carried a ratchet pricing feature whereby they become exercisable at $0.001 per share if the Company’s common stock trades at a price greater than $0.50 per share. The options carried a value of $898,490 which was recorded as a derivative liability as discussed in Note 7 – Derivative Liabilities. On March 31, 2017, the Company, as part of its sale of TPP, cancelled these options and reissued 7,500,000 options that are exercisable for a period of three years and carry an exercise price of $0.18 per share. The options carry a ratchet pricing feature whereby they become exercisable at $0.05 per share if the Company’s common stock trades at a price greater than $0.50 per share.

The Company issued 1,000,000 stock options exercisable at $1.00 pursuant to its agreement with Glocal. This agreement was amended on August 9, 2016 in which the option owners forfeited these options. The fair value of the 1,000,000 stock options granted with an exercise price of $1.00 was amortized through the forfeiture resulting in stock based compensation expense of $14,166.

Total stock based compensation expense was $111,666 and $1,123,735 during the six months ended June 30, 2017 and 2016 leaving an unrecognized expense of $446,663 as of June 30, 2017. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

June 30, 2017
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

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the six months ended June 30, 2017 and 2016. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and our Chief Executive Officer holds an executive position.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at June 30, 2017 and December 31, 2016 consisted of the following:

Due from related parties

	June 30, 2017	December 31, 2016
(a) Glocal Card Services	36,000	36,000
Total Due from related parties	$36,000	$36,000

Due to related parties

	June 30, 2017	December 31, 2016
(b) Due to Next Communications, Inc.	$2,949,851	$2,961,271
(c) Due to Asiya Communications SAPI de C.V.	3,000	95,120
(d) Michael DePrado	99,604	99,604
Total Due from related parties	$3,055,453	$3,155,995

(a)	Glocal Card Services is our partner in the Glocal Joint Venture and is considered a related party because of our business relationship with them

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

(d)	Michael DePrado is our Chief Operating Officer and Chief Financial Officer

During the six months ended June 30, 2017 and 2016, the Company recorded interest expense of $119,518 and $120,595 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 6 – Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc. During the six months ended June 30, 2017, the outstanding principal and accrued interest totaling $294,923 was converted to 8,900,000 shares of common stock.

Accounts Receivable, Related Party

The Company had outstanding accounts receivable of $49,720 from related parties as of June 30, 2017 of which $47,666 was due from Next Communications and $2,054 was due from Asiya Communications SAPI de C.V.

Revenues (Related Party)

The Company generated revenues from related parties of $73,638 and $60 during the three month ended June 30, 2017 and 2016 and $77,431 and $60 during the six months ended June 30, 2017 and 2016 as itemized below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Next Communications	$71,666	$-	$71,666	$-
Asiya Communications SAPI de C.V.	1,972	-	1,972	-
Next Cala 360	-	60	3,793	60
Total	$73,638	$60	$77,431	$60

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2017:

Trade payables	$856,544
Accrued expenses	278,845
Accrued interest	333,159
Accrued salaries and wages	95,695
Total	$1,564,243

During the year ended December 31, 2014, a former employee, Franjose Yglesias-Bertheau of Pleasant Kids (PLKD) filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 for which the Company paid $10,000 cash and entered into a convertible note payable for $70,000. The note was fully converted during the six months ended June 30, 2017 leaving a payable balance of $0 outstanding as of June 30, 2017.

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six(6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of June 30, 2017 or December 31, 2016.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

During the six months ended June 30, 2017, the Company has issued 8,812,690 shares of commons stock for the conversion of $167,069 of principal of convertible notes payable and 579,010 shares for the conversion of $11,580 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 8,449,654 common shares valued at $280,000 as repayment of a non-convertible related party loan and 450,346 common shares valued at $14,932 as repayment of non-convertible related party accrued interest. The related party is an officer of the Company. The fair value of the shares issued as repayment of the related party payable was $338,200 using the close price of $0.038 per share on the date of the transaction resulting in an excess fair value of shares issued upon conversion of $43,277 which was recorded as compensation expense. The Company also issued 12,809,091 shares of common stock valued at $720,200 for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB.

Summary of common stock activity for the six months ended June 30, 2017	Outstanding shares
Balance, December 31, 2016	249,225,683
Shares issued for services	12,809,091
Shares issued as repayment of related party loan and accrued interest (a)	8,900,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	9,391,700
Balance, June 30, 2017	280,326,474

(a)	Shares issued as repayment of outstanding loan principal of $280,000 plus accrued interest of $14,923. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 6 – Convertible Notes Payable.

NOTE 10 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the three or six months ended June 30, 2017.

For the six months ended June 30, 2016, 89% of revenues were derived from four separate customers. The concentration of revenues during the three and six months ended June 30, 2016 was:

	Three Months Ended June 30, 2016	Percentage of Total	Six Months Ended June 30, 2016	Percentage of Total
Customer 1	$37	1%	$8,536	10%
Customer 2	-	0%	20,000	24%
Customer 3	-	0%	12,301	14%
Customer 4	-	0%	35,000	41%
Customer 5, related party	60	2%	60	0%
All Others	2,670	96%	9,173	11%
Total	$2,767	100%	$85,070	100%

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

On April 7, 2016, the Company executed an agreement with a third party to provide certain services for the Company. The agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reached $750,000,000. The probability of this event is uncertain at present and the Company has not accrued a contingent loss as of June 30, 2017, or December 31, 2016 as a result.

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

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of June 30, 2017 as a result.

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). The Company believes the amended case is without merit and that, per its agreement to sell its interest in TPP, any claims brought against AIM or TPP would be the responsibilities of the current interest holders. Due to the original suit being filed against AIM and amended to include the Company after it disposed of its interest in TPP, which had a controlling interest in AIM, we believe it likely the Company and its subsidiaries be dismissed as defendants. As a result, no contingent loss as been accrued as of June 30, 2017.

NOTE 12 – SUBSEQUENT EVENTS

Sale of Future Accounts Receivable

On August 16, 2017, the Company entered into a financing agreement whereby it sold $68,000 of future accounts receivable for net cash proceeds of $49,000 represented by a $50,000 gross sales price less a $1,000 origination fee. The Company is required to make daily repayments of $540.

Common Stock Issuances

On various dates through August 21, 2017, the Company issued a total of 2,800,746 common shares for the conversion of outstanding principal on convertible notes payable totaling $55,204 and 388,035 common shares for the conversion of accrued interest on convertible note payable totaling $7,761. All conversions were performed at the contractual terms within each respective convertible note.

Letters of Intent

Effective March 30, 2017, the Company entered into a non-binding letter of intent (“LOI”) with AZUGROUP USA, LLC (“AZUGROUPUSA”), to acquire assets owned or controlled by AZUGROUP USA, LLC and its majority shareholder, Mr. Antonio Faranda. AZUGROUP USA, LLC and Mr. Antonio Faranda own or control the following Italian companies: AZUGROUP SRL Socio Unico, Cardnology S.R.L. and Go Card S.R.L. (collectively “AZUGROUP”). The sole minority partner in AZUGROUP will be compensated $267,000 in exchange for the remaining interest in AZUGROUP. After the buyout of the remaining minority partner, Antonio Faranda will be the sole shareholder of AZUGROUP.

Effective May 16, 2017, the Company entered into a non-binding letter of intent (“LOI”) with LIMECOM INC. (“LIMECOM”), to acquire assets owned or controlled by LIMECOM INC. and its President & CEO, Mr. Orlando Taddeo. Under the terms of the LOI, subject to a definitive agreement and customary due diligence and shareholder approval, the Company will acquire the assets of or merge with LIMECOM.

Redemption Agreements on Convertible Notes Payable

On July 3 and July 5, 2017, the Company signed definitive agreements with three separate convertible noteholders that hold an aggregated value of $1,106,500 in Convertible Notes. These agreements allow the Company to buy back up to 75% of the outstanding notes before Aug 7, 2017. As part of the agreements, the convertible noteholders have agreed to not convert any principal our accrued interest outstanding through August 7, 2017. Effective August 7, 2017, the conversion price floor will increase from $0.02 per share to $0.10 per share if the Company raises between $2,000,000-$2,999,999 and will increase to $0.15 per share if the Company is successful in raising $3 million by August 7, 2017. The Company did not repay any portion of the outstanding notes payable during the periods covered by the agreements. The Company is actively negotiating to enter into an additional amendment to extend the agreements.

The redemption agreements were with the following noteholders:

	Outstanding Principal	Redemption Limit
Noteholder 1	$738,250	$553,688
Noteholder 3	150,000	112,600
Noteholder 4	218,250	163,687
	$1,106,500	$829,975

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

Our subsidiaries are Next Mobile 360 LLC (100%), a limited liability company formed under the laws of Florida (“Next Mobile”), Meimoun & Mammon, LLC (100%), a limited liability company formed under the laws of Florida (“M&M”), NxtGn, Inc. (65%), a corporation formed under the laws of Florida (“NxtGn”), and Next CALA, Inc. (94%), a corporation formed under the laws of Florida.

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

Results of operations for the three months ended June 30, 2017 and 2016

Revenue

Total revenue for the three months ended June 30, 2017, were $574,638, compared to revenue of $2,767 for the three month period ended June 30, 2016. During the three months ended June 30, 2017, revenues from non-related parties totaled $500,426 and revenues from related parties totaled $73,638 compared to $2,707 from non-related parties and $60 from related parties during the three months ended June 30, 2016. The increase in revenue was due to the acquisitions of Tel3 which contributed revenues of $497,500 during the three months ended June 30, 2017 that was not present during the three months ended June 30, 2016.

Cost of Goods Sold

The Company incurred total cost of goods sold of $450,175 for the three months ended June 30, 2017, compared to $42,193 for the three months ended June 30, 2016 resulting in gross margins of $123,889 and negative $39,426. The increase in cost of goods sold was the result of our acquisition of Tel3 and the incremental costs associated with offering telecom minutes for consumers.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 were $922,068 compared to $2,708,782 for the three months ended June 30, 2016. Operating expenses were decreased in the three months ended June 30, 2017 due mainly to a decrease in stock based compensation included in officer compensation and professional fees.

Loss from Operations

Loss from operations was $798,179 during the three months ended June 30, 2017, compared to $2,748,208 for the three months ended June 30, 2016. The decrease in losses from operations is the result of decreased stock based compensation combined with improved gross margins as discussed previously.

Other Income (Expense)

Total other income (expense) during the three months ended June 30, 2017 was a net expense of $1,638,870 compared to $246,379 for the same period in 2016. The increase in other expense was the result of increased losses on the fair value measurements of derivative liabilities which totaled $1,434,962 during the current period compared to a gain of $407,463 during the same period in 2016.

Net Loss

Net loss before non-controlling interest for the three months ended June 30, 2017, was $2,437,049 compared to $2,994,587 for the three months ended June 30, 2016. The decrease in net loss for the three months ended June 30, 2017 is due mainly to the decrease in stock based compensation in the current period partially offset by increased losses on the fair value measurement of derivative liabilities.

Results of operations for the six months ended June 30, 2017 and 2016

Revenue

Total revenue for the six months ended June 30, 2017, were $1,074,655, compared to revenue of $85,070 for the six month period ended June 30, 2016. During the six months ended June 30, 2017, revenues from non-related parties totaled $997,224 and revenues from related parties totaled $77,431 compared to $85,010 from non-related parties and $60 from related parties during the six months ended June 30, 2016. The increase in revenue was due to the acquisitions of Tel3 which contributed revenues of $994,049 during the six months ended June 30, 2017 that was not present during the six months ended June 30, 2016.

Cost of Goods Sold

The Company incurred total cost of goods sold of $785,432 for the six months ended June 30, 2017, compared to $149,354 for the six months ended June 30, 2016 resulting in gross margins of $289,223 and negative $64,284. The increase in cost of goods sold was the result of our acquisition of Tel3 and the incremental costs associated with offering telecom minutes for consumers.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 were $1,726,410 compared to $3,153,013 for the six months ended June 30, 2016. Operating expenses were decreased in the six months ended June 30, 2017 due mainly to a decrease in stock based compensation included in officer compensation and professional fees.

Loss from Operations

Loss from operations was $1,437,187 during the six months ended June 30, 2017, compared to $3,199,297 for the six months ended June 30, 2016. The decrease in losses from operations is the result of decreased stock based compensation combined with improved gross margins as discussed previously.

Other Income (Expense)

Total other income (expense) during the six months ended June 30, 2017 was a net expense of $198,178 compared to $550,167 for the same period in 2016. The decrease in other expense was the result of increased losses on the fair value measurements of derivative liabilities which totaled $1,848,999 during the current period compared to a gain of $392,186 during the same period in 2016 offset by a gain realized on the disposal of a business of $2,213,103 which occurred during the six months ended June 30, 2017. We expect the gain realized from this disposal to be a one time event.

Net Loss

Net loss before non-controlling interest for the six months ended June 30, 2017, was $1,635,365 compared to $3,749,464 for the six months ended June 30, 2016. The decrease in net loss for the six months ended June 30, 2017 is due mainly to the decrease in stock based compensation and gain recognized on the disposal of a business in the current period partially offset by increased losses on the fair value measurement of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, the Company had cash of $63,872, net current assets of $161,223 and current liabilities of $9,580,835 creating a working capital deficit of $9,419,612. Net cash used in operating activities were $116,881 and $716,339 for the six months ended June 30, 2017 and 2016, respectively. Current assets consisted of $63,872 of cash; $8,298 of accounts receivable; $49,720 of related party accounts receivable; $3,333 of prepaid expenses and $36,000 of related party receivables.

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

Operating Activities

The Company used $116,881 of cash in operations during the six months ended June 30, 2017 and $716,339 during the six months ended June 30, 2016. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash used in operating activities during the six months ended June 30, 2017 consisted of net loss of $1,625,735, non-cash losses and gains totaling $1,173,278 and changes in working capital of $335,576. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company generated cash from investing activities of $0 and $36,727 during the six months ended June 30, 2017 and 2016. The $36,727 generated from investing activities during the six months ended June 30, 2016 was the collection of a related party receivable.

Financing Activities

The Company used net cash in financing activities of $75,549 during the six months ended June 30, 2017 compared to $771,357 being generated during the same period in 2016. Net cash used in financing activities in 2017 consisted of repayments of a bank overdraft of $7, proceeds from loans payable of $25,000 and repayments of related party loans of $100,040. Net cash provided by financing activities in 2016 consisted of repayments of bank overdrafts of $1,081,repayments of loans payable of $2,500, proceeds from convertible notes of $812,380, repayments of related party loans payable of $38,626 and $1,184 of cash assumed through the reverse capitalization.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2017, the Company has issued 8,812,690 shares of commons stock for the conversion of $167,069 of principal of convertible notes payable and 579,010 shares for the conversion of $11,580 of accrued interest. Additionally, the Company issued 8,449,654 common shares valued at $280,000 as repayment of a non-convertible related party loan and 450,346 common shares valued at $14,932 as repayment of non-convertible related party accrued interest. The Company also issued 12,809,091 shares of common stock valued at $720,200 for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB.

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

Ellenoff Grossman & Schole LLP

Barry I. Grossman

Address: 150 E 42nd St Fl 11, New York, NY 10017

Phone: (212) 370-1300

Baratta, Baratta & Aidala LLP

Joseph P Barrata Sr.

Address: 546 5th Ave, 6th Floor, New York, NY 10036

Phone: (212) 750-9700

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9, 2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(4)
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(4)
3.13	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	(5)
3.14	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.
(2)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.
(3)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended December 31, 2015 filed on May 20, 2015.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.
(5)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 21, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: August 21, 2017	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Michael DePrado
Chief Financial Officer

