Form 10-Q
period 2017-09-30
NEXT GROUP HOLDINGS, INC.
filed 2017-11-20
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: SEPTEMBER 30, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 10, 2017, the issuer had 301,422,658 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 18

NEXT GROUP HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current Assets
Cash	$57,432	$256,302
Accounts receivable, net	9,078	9,661
Accounts receivable, related party	199,894	-
Finance deposit	-	25,000
Prepaid expenses and other current assets	8,408	48,091
Investments	550,000	-
Assets from discontinued operations	-	225,884
Total current assets	824,812	564,938

License fee, net of accumulated amortization	55,556	118,056
Related party receivable	36,000	36,000

Total assets	$916,368	$718,994

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Bank overdraft	$-	$7
Accounts payable and accrued liabilities	1,697,524	1,330,789
Dividends payable	30,000	30,000
Deferred revenue	706,378	715,642
Loan payable	75,000	75,000
Convertible notes payable, net of discounts and debt issue costs	981,960	1,076,302
Derivative liability	1,143,186	1,210,281
Related party payable	3,225,453	3,155,995
Notes payable, current	116,395	-
Interest payable, related party	-	13,321
Notes payable, related party	-	280,000
Liabilities from discontinued operations	-	2,436,720
Total current liabilities	7,975,896	10,324,057

Commitments and contingencies	-	-

Stockholders' Deficit
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value, 289,961,684 and 249,225,683 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	289,962	249,226
Additional paid in capital	6,702,788	6,791,750
Accumulated deficit	(13,436,542)	(13,499,303)
Total Next Group Holdings, Inc. stockholders' deficit	(6,433,792)	(6,448,327)

Non-controlling interest in subsidiaries	(625,736)	(3,156,736)

Total liabilities and stockholders' deficit	$916,368	$718,994

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$470,014	$502,472	$1,467,238	$587,482
Revenue, related party	155,174	12,758	232,605	12,818
Total revenue	625,188	515,230	1,699,843	600,300

Cost of revenue	503,231	441,907	1,288,663	591,261
Gross profit (loss)	121,957	73,323	411,180	9,039

Operating expenses
Officer compensation	327,831	166,684	691,774	1,611,419
Professional fees	69,869	1,370,885	1,202,756	2,843,656
General and administrative	124,483	330,840	354,063	548,347
Total operating expenses	522,183	1,868,409	2,248,593	5,003,422

Loss from operations	(400,226)	(1,795,086)	(1,837,413)	(4,994,383)

Other income (expense)
Other income	550,000	-	729,580	10,245
Other expense	-	-	-	(45,000)
Loss on disposal of asset	-	-	-	(2,926)
Interest expense	(150,419)	(412,017)	(748,138)	(1,302,199)
Penalties on convertible notes payable	-	-	-	(14,490)
Excess derivative liability expense	-	-	(144,143)	-
(Loss) gain on derivative liability	1,687,253	1,191,239	(161,746)	1,583,425
Gain on disposal of business	-	-	2,213,103	-
Total other income (expense)	2,086,834	779,222	1,888,656	229,055

Net income (loss) before income taxes	1,686,608	(1,015,864)	51,243	(4,765,328)

Income taxes	-	-	-	-

Net income (loss) before controlling interest	1,686,608	(1,015,864)	51,243	(4,765,328)
Net loss attributable to non-controlling interest	1,888	65,374	11,518	70,757
Net income (loss) attributable to Next Group Holdings, Inc.	$1,688,496	$(950,490)	$62,761	$(4,694,571)

Income (loss) per share, basic	$0.01	$(0.00)	$0.00	$(0.02)
Income (loss) per share, diluted	$0.00	$(0.00)	$0.00	$(0.02)

Weighted average number of common shares outstanding, basic	284,502,410	234,060,228	271,845,362	230,017,361
Weighted average number of common shares outstanding, diluted	357,482,680	234,060,228	344,825,632	230,017,361

The accompanying notes are an integral part of these unaudited consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income (loss) after non-controlling interest	$62,761	$(4,694,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(11,518)	(70,757)
Imputed interest	179,008	180,845
Shares issued for services	720,200	2,130,078
Shares issued for other expense	-	45,000
Debt discount amortization	351,765	636,302
Stock based compensation	378,274	1,130,818
Excess derivative liability expense	144,143	333,482
Available for sale securities received as other income	(550,000)
Loss on disposal of equipment	-	2,926
Depreciation expense	-	25,012
Amortization of debt issue costs	13,455	24,511
Amortization of intangible assets	-	66,629
Debt issue costs expensed	-
Default penalties on convertible notes	-	14,490
License fee amortization	62,500	62,495
Write off of finance deposit	25,000	-
Gain on disposal of business	(2,213,103)	-
(Gain) loss on derivative fair value adjustment	161,746	(1,583,425)
Changes in Operating Assets and Liabilities:
Restricted cash	-	3,678
Inventory	-	2,214
Accounts receivable	583	31,392
Accounts receivable, related party	(199,894)	-
Prepaid expenses	39,683	(26,192)
Accounts payable	458,343	706,184
Related party interest payable	-	13,130
Customer deposits	-	(30,035)
Deferred revenue	(7,662)	28,058
Net Cash Used by Operating Activities	(384,716)	(967,736)

Cash Flows from Investing Activities:
Due from related parties	-	41,913
Cash acquired in acquisitions, net of cash paid	-	43,573
Net Cash Provided by Investing Activities	-	85,486

Cash Flows from Financing Activities:
Bank overdraft	(7)	1,704
Proceeds from loans payable	116,395	50,000
Repayments of loans payable	-	(20,961)
Proceeds from convertible notes	-	969,130
(Repayments of) proceeds from related party loans	69,458	(47,481)
Cash acquired through reverse recapitalization	-	1,184
Cash contributed in acquisition from related party net of cash paid	-	45,225
Net Cash Provided by Financing Activities	185,846	998,801

Net Increase (Decrease) in Cash	(198,870)	116,551
Cash at Beginning of Period	256,302	18,047
Cash at End of Period	$57,432	$134,598

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as related party loan and accrued interest repayment	$294,923	$-
Common stock issued for conversion of convertible note principal	$344,773	$449,940
Common stock issued for conversion of convertible accrued interest	$19,341	$35,956
Change in derivative liability written off to additional paid in capital due to conversion of convertible notes payable	$557,773	$703,992
Initial measurement of derivative liabilities recorded as debt discount	$184,789	-
Common stock issued as loan repayment	$-	$13,260
Common stock issued for prepayment of services	$-	$50,000
Common stock dividends declared	$-	$30,000

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016 and notes thereto and other pertinent information contained in our annual report on form 10-K as filed with the Securities and Exchange Commission on July 3, 2017. The unaudited condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 2017 are not necessarily indicative of the consolidated results of operations or cash flows to be expected for any future period or for the year ending December 31, 2017.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position and results of operations as of the dates and for the periods presented.

Basis of Presentation

This summary of accounting policies for the Company is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) and have been consistently applied in the preparation of the unaudited consolidated financial statements.

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

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of September 30, 2017 or December 31, 2016. As of September 30, 2017 and December 31, 2016, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the sale of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider during the three and nine months ended September 30, 2017 and 2016.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. There was no impairment losses recorded to long-lived assets during the three or nine months ended September 30, 2017 or 2016.

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

Except as discussed in Note 7 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of September 30, 2017 or December 31, 2016.

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

At September 30, 2017, the Company had eighteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $984,624 plus accrued interest of $387,927 for total convertible debts as of September 30, 2017 of $1,327,551 representing 72,980,270 new dilutive common shares if converted at the applicable rates. The effects of these notes have been included in net income per diluted share for the three and nine months ended September 30, 2017.

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

The Company has accrued common stock dividends payable of $30,000 as of September 30, 2017.

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

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. An instrument determined to be a derivative liability is recorded at fair value with a debt discount being recorded up to the face value of the related convertible note payable with any excess value being recognized as a day one loss on initial measurements of derivative liabilities. The debt discount is amortized as interest expense over the life of the convertible notes. Changes in value of the derivative liabilities that result from conversions of the underlying instrument to common stock are written off to additional paid in capital.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $55,556 and $118,056 as of September 30, 2017 and December 31, 2016, respectively.

Investments

The Company accounts for equity investments under ASC 321. Equity investments with a readily determinable market price are measured at fair value as of the date of the financial statements with any unrealized gains or losses being recognized in current period income or loss.

During the three months ended September 30, 2017, the Company accepted 50,000 shares of common stock in a publicly traded company as a referral fee. The Company classified these securities as available for sale and recorded the initial market value of the shares received as other income during the nine months ended September 30, 2017 and in accordance with ASC 321-10-35 Investments any gains or losses recognized are recorded through other income or loss. On the date of receipt, the common stock was valued at $11 per share, equal to the close price of the security, for a total of $550,000 and recorded the value of the shares as other income. The Company marked the securities to market as of the reporting date which was $11 per share for a total balance of $550,000 as of September 30, 2017. There were no additional gains or losses recognized in other income or loss on investments available for sale during the three or nine months ended September 30, 2017 and 2016.

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

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had a net income before non-controlling interest of $51,243 and a loss of $4,765,328 and net cash used in operating activities of $384,716 and $967,736, for the nine months ended September 30, 2017 and 2016, respectively. The Company has a working capital deficit of $7,151,084 and $9,759,119, and an accumulated deficit of $13,436,542 and $13,499,303 as of September 30, 2017 and December 31, 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of this report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

During the nine months ended September 30, 2017, the Company entered into two separate loans to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The first loan resulted in cash proceeds $125,000 to the Company for future payments totaling $168,750 from future receivables and requires daily repayments of $1,339. The second resulted in cash proceeds of $50,000 for future payments totaling $68,000 from future receivables and requires daily cash repayments of $540. There was $91,395 due for the agreements as of September 30, 2017 included in current notes payable.

On May 1, 2017, the Company received a loan from an unrelated party for $25,000. The loan is due on demand and as such is included in current notes payable. The note does not accrue interest and had a principal balance due of $25,000 as of September 30, 2017.

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

In February 2017, the Company agreed with certain noteholders to extend a redemption freeze agreement whereby the convertible note holders agreed to not convert outstanding principal and accrued interest into common stock for a period of 60 days. Upon the expiration of these agreements, a 90 day extension was executed whereby the noteholders agreed to not convert additional amounts through the first week of July 2017. Under the terms of the extension, each noteholder was granted the right to convert a limited amount of outstanding principal to common stock at a rate equal to the stated rate in the convertible note payable but not less than $0.02 per share and extended the due dates of the notes to July 2017. These agreements were extended again through August 23, 2017.

On September 18, 2017, the Company agreed with Noteholder 3 to make monthly cash repayments of $9,234 over a period of eight months. If the Company repays 70% of the total outstanding principal no later than December 31, 2017, the remaining 30% principal balance will be converted to common stock at a rate equal to $0.05 per share after June 18, 2018. If the Company fails to repay 70% of the outstanding principal by December 31, 2017, the noteholder may convert the unpaid balance to common stock at $0.02 per share after June 18, 2018.

On October 9, 2017, the Company agreed with Noteholder 4 to make monthly cash repayments of $11,000 over a period of eight months. If the Company repays 70% of the total outstanding principal no later than December 31, 2017, the remaining 30% principal balance will be converted to common stock at a rate equal to $0.05 per share after June 18, 2018. If the Company fails to repay 70% of the outstanding principal by December 31, 2017, the noteholder may convert the unpaid balance to common stock at $0.02 per share after June 18, 2018. Additionally, the Company agreed to use 30% of any gross proceeds raised in any financing to retire outstanding principal due.

On October 9, 2017, the Company agreed with Noteholder 1 to make monthly cash repayments of $44,000 over a period of eight months. If the Company repays 70% of the total outstanding principal no later than December 31, 2017, the remaining 30% principal balance will be converted to common stock at a rate equal to $0.05 per share after June 18, 2018. If the Company fails to repay 70% of the outstanding principal by December 31, 2017, the noteholder may convert the unpaid balance to common stock at $0.02 per share after June 18, 2018. Additionally, the Company agreed to use 30% of any gross proceeds raised in any financing to retire outstanding principal due.

The following table summarizes all convertible notes payable activity for the nine months ended September 30, 2017:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2016	Advances	Conversions to Common Stock	Principal Balance, September 30, 2017
Noteholder 1	11/25/2015	11/24/2016	$82,500	$82,500	$-	$(35,971)	$46,529
Noteholder 1	12/21/2015	12/21/2016	27,000	27,000	-	-	27,000
Noteholder 1	1/15/2016	1/15/2017	131,250	131,250	-	-	131,250
Noteholder 1	3/8/2016	3/8/2017	50,000	50,000	-	-	50,000
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	82,500
Noteholder 1	5/16/2016	5/16/2017	100,000	100,000	-	(60,000)	40,000
Noteholder 1	7/22/2016	7/22/2017	50,000	50,000	-	-	50,000
Noteholder 1	8/2/2016	8/2/2017	50,000	50,000	-	-	50,000
Noteholder 2	11/20/2015	11/20/2016	37,000	37,000	-	-	37,000
Noteholder 3	3/8/2016	3/8/2017	50,000	14,000	-	-	14,000
Noteholder 3	5/16/2016	5/16/2017	100,000	100,000	-	(77,500)	22,500
Noteholder 3	7/22/2016	7/22/2017	50,000	50,000	-	-	50,000
Noteholder 3	3/8/2016	3/8/2017	25,000	25,000	-	(25,000)	-
Noteholder 4	1/19/2016	1/15/2017	131,250	131,250	-	(22,704)	108,546
Noteholder 4	3/9/2016	3/8/2017	50,000	50,000	-	(16,098)	33,902
Noteholder 5	11/9/2015	11/9/2016	100,000	61,397	-	(12,500)	48,897
Noteholder 6	11/2/2016	11/2/2017	52,500	52,500	-	(25,000)	27,500
Noteholder 7	1/2/2017	8/2/2017	70,000	-	70,000	(70,000)	-
Totals			$1,404,000	$1,259,397	$70,000	$(344,773)	$984,624

The following is a summary of all convertible notes outstanding as of September 30, 2017:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 1	11/25/2015	11/24/2016	$46,529	$-	$-	$46,529	$22,912
Noteholder 1	12/21/2015	12/21/2016	27,000	-	-	27,000	10,776
Noteholder 1	1/15/2016	1/15/2017	131,250	-	-	131,250	51,666
Noteholder 1	3/8/2016	3/8/2017	50,000	-	-	50,000	17,786
Noteholder 1	4/11/2016	4/11/2017	82,500	-	-	82,500	28,733
Noteholder 1	4/11/2016	4/11/2017	82,500	-	-	82,500	28,733
Noteholder 1	4/11/2016	4/11/2017	82,500	-	-	82,500	28,733
Noteholder 1	5/16/2016	5/16/2017	40,000	-	-	40,000	30,873
Noteholder 1	7/22/2016	7/22/2017	50,000	-	-	50,000	10,751
Noteholder 1	8/2/2016	8/2/2017	50,000	-	-	50,000	10,630
Noteholder 2	11/20/2015	11/20/2016	37,000	-	-	37,000	10,607
Noteholder 3	3/8/2016	3/8/2017	14,000	-	-	14,000	8,713
Noteholder 3	5/16/2016	5/16/2017	22,500	-	-	22,500	28,559
Noteholder 3	7/22/2016	7/22/2017	50,000	-	-	50,000	10,751
Noteholder 3	3/8/2016	3/8/2017	-	-	-	-	-
Noteholder 4	1/19/2016	1/15/2017	108,546	-	-	108,546	43,687
Noteholder 4	3/9/2016	3/8/2017	33,902	-	-	33,902	11,839
Noteholder 5	11/9/2015	11/9/2016	48,897	-	-	48,897	26,852
Noteholder 6	11/2/2016	11/2/2017	27,500	(2,664)	-	24,836	5,326
Noteholder 7	1/2/2017	8/2/2017	-	-	-	-	-
Totals			$984,624	$(2,664)	$-	$981,960	$387,927

Accrued Interest

There was $387,927 and $207,951 of accrued interest due on all convertible notes as of September 30, 2017 and December 31, 2016, respectively which is included in accounts payable and accrued liabilities on the balance sheet (see Note 8 – Accounts Payable and Accrued Liabilities).

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion features of the convertible notes payable as discussed in Note 4 for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative liability because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

As of September 30, 2017, the Company had a $1,143,186 derivative liability balance on the balance sheet and recorded a loss from derivative liability fair value adjustment of $161,746 during the nine months ended September 30, 2017.  The derivative liability activity comes from convertible notes payable as discussed in Note 4. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the sale of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.001 per share.

A summary of outstanding derivative liabilities as of September 30, 2017 is as follows:

Holder	Derivative Balance
Noteholder 1	$39,944
Noteholder 1	23,179
Noteholder 1	112,676
Noteholder 1	42,924
Noteholder 1	70,825
Noteholder 1	70,825
Noteholder 1	70,825
Noteholder 1	34,339
Noteholder 1	42,924
Noteholder 1	42,924
Noteholder 2	31,764
Noteholder 3	12,019
Noteholder 3	19,316
Noteholder 3	42,924
Noteholder 4	93,185
Noteholder 4	29,104
Noteholder 5	93,636
Option Holder	223,500
Noteholder 6	46,353
Total	$1,143,186

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	September 30, 2017	December 31, 2016
Expected volatility	72% - 796%	155% - 871%
Expected term	.09 - 2.50 years	.19 – 2.54 years
Risk free rate	0.96% - 1.62%	.51% - 1.47%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

A summary of the changes in derivative liabilities balance for the nine months ended September 30, 2017 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2016	$1,210,281
Initial measurement of derivative liabilities	328,932
Change in fair market value	161,746
Write off to additional paid in capital due to conversion	(557,773)
Balance, September 30, 2017	$1,143,186

NOTE 6 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	17,500,000	$0.18
Granted	7,500,000	0.18
Exercised	-	-
Forfeited	(7,500,000)	(0.18)
Expired	-	-
Outstanding, September 30, 2017	17,500,000	$0.18

The following table discloses information regarding outstanding and exercisable options at September 30, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	3.23	10,833,334	$0.18
	17,500,000	$0.18	3.23	10,833,334	$0.18

On May 31, 2016, the Company issued 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of the issuance vest based on performance milestones which the Company believes is 80% likely of occurring resulting in stock based expense of $558,328 during the year ended December 31, 2016, at which point there was a 50% probability of attainment, and $334,997 during the nine months ended September 30, 2017 at which point the probability of attainment was updated to 80%. The remaining fair value of the unvested shares of $223,331 will be recognized according to the estimated probability of the performance obligations being achieved.

On July 14, 2016, the Company issued 7,500,000 options as part of its acquisition of TPP. The options were exercisable for a period of three years and carried an exercise price of $0.18 per share. The options carried a ratchet pricing feature whereby they become exercisable at $0.001 per share if the Company’s common stock trades at a price greater than $0.50 per share. The options carried a value of $898,490 which was recorded as a derivative liability as discussed in Note 5 – Derivative Liabilities. On March 31, 2017, the Company, as part of its sale of TPP, cancelled these options and reissued 7,500,000 options that are exercisable for a period of three years and carry an exercise price of $0.18 per share. The options carry a ratchet pricing feature whereby they become exercisable at $0.05 per share if the Company’s common stock trades at a price greater than $0.50 per share.

The Company issued 1,000,000 stock options exercisable at $1.00 pursuant to its agreement with Glocal. This agreement was amended on August 9, 2016 in which the option owners forfeited these options. The fair value of the 1,000,000 stock options granted with an exercise price of $1.00 was amortized through the forfeiture resulting in stock based compensation expense of $14,166.

Total stock based compensation expense was $334,997 and $1,123,735 during the nine months ended September 30, 2017 and 2016 leaving an unrecognized expense of $223,331 as of September 30, 2017. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

September 30, 2017
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

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the nine months ended September 30, 2017 and 2016. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and our Chief Executive Officer holds an executive position.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at September 30, 2017 and December 31, 2016 consisted of the following:

Due from related parties

	September 30, 2017	December 31, 2016
(a) Glocal Card Services	36,000	36,000
Total Due from related parties	$36,000	$36,000

Due to related parties

	September 30, 2017	December 31, 2016
(b) Due to Next Communications, Inc.	$3,119,851	$2,961,271
(c) Due to Asiya Communications SAPI de C.V.	5,998	95,120
(d) Michael DePrado	99,604	99,604
Total Due from related parties	$3,225,453	$3,155,995

(a)	Glocal Card Services is our partner in the Glocal Joint Venture and is considered a related party because of our business relationship with them

(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer. (See Note 11 – Commitments and Contingencies)

(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which our Chief Executive Officer holds a substantial interest and is involved in active management.

(d)	Michael DePrado is our Chief Operating Officer and Chief Financial Officer

During the nine months ended September 30, 2017 and 2016, the Company recorded interest expense of $179,008 and $180,845 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 6 – Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc. During the nine months ended September 30, 2017, the outstanding principal and accrued interest totaling $294,923 was converted to 8,900,000 shares of common stock.

Accounts Receivable, Related Party

The Company had outstanding accounts receivable of $199,894 from related parties as of September 30, 2017 of which $197,840 was due from Next Communications and $2,054 was due from Asiya Communications SAPI de C.V. The accounts receivable arose from the sale of wholesale telecommunications minutes to these entities.

Revenues (Related Party)

The Company generated revenues from related parties of $155,174 and $12,758 during the three months ended September 30, 2017 and 2016 and $232,605 and $12,818 during the nine months ended September 30, 2017 and 2016 as itemized below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Next Communications, Inc.	$155,174	$-	$226,840	$-
Asiya Communications SAPI de C.V.	-	81	1,972	81
Next Cala 360	-	12,677	3,793	12,737
Total	$155,174	$12,758	$232,605	$12,818

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of September 30, 2017:

Trade payables	$1,024,564
Accrued expenses	138,836
Accrued interest, notes payable	4,810
Accrued interest, convertible notes payable	387,927
Accrued salaries and wages	141,387
Total	$1,697,524

During the year ended December 31, 2014, a former employee, Franjose Yglesias-Bertheau of Pleasant Kids (PLKD) filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 for which the Company paid $10,000 cash and entered into a convertible note payable for $70,000. The note was fully converted during the nine months ended September 30, 2017 leaving a payable balance of $0 outstanding as of September 30, 2017.

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six(6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of September 30, 2017 or December 31, 2016.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

During the nine months ended September 30, 2017, the Company issued 18,059,865 shares of commons stock for the conversion of $344,744 of principal of convertible notes payable and 967,045 shares for the conversion of $19,341 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 8,449,654 common shares valued at $280,000 as repayment of a non-convertible related party loan and 450,346 common shares valued at $14,932 as repayment of non-convertible related party accrued interest. The related party is an officer of the Company. The fair value of the shares issued as repayment of the related party payable was $338,200 using the close price of $0.038 per share on the date of the transaction resulting in an excess fair value of shares issued upon conversion of $43,277 which was recorded as compensation expense. The Company also issued 12,809,091 shares of common stock valued at $720,200 for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB.

Summary of common stock activity for the nine months ended September 30, 2017	Outstanding shares
Balance, December 31, 2016	249,225,683
Shares issued for services	12,809,091
Shares issued as repayment of related party loan and accrued interest (a)	8,900,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	19,026,910
Balance, September 30, 2017	289,961,684

(a)	Shares issued as repayment of outstanding loan principal of $280,000 plus accrued interest of $14,923. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 6 – Convertible Notes Payable.

As of September 30, 2017, the Company has 289,961,684 common shares outstanding, a total of 72,980,270 common share equivalents as discussed in Note 2 – Summary of Significant Accounting Policies and Basis of Presentation. With 360,000,000 shares authorized, there are insufficient common shares in treasury to meet all of the Company’s common share equivalents obligations. All of the common share equivalents, or 72,980,270, arise from outstanding convertible notes payable as discussed in Note 2 – Summary of Significant Accounting Policies and Basis of Presentation and Note 4 – Notes Payable and Convertible Notes Payable and as such have been recognized as a debt obligation in conjunction with the underlying derivative liabilities as discussed in Note 5 – Derivative Liabilities.

NOTE 10 – CUSTOMER CONCENTRATION

Sales to Next Communications, a related party as discussed in Note 7 – Related Party Transactions, generated $155,174 and $226,840 of revenue during the three and nine months ended September 30, 2017 which represented 25% and 13% of total revenues during those periods.

The Company did not have any one customer account for more than 10% of its revenues during the three or nine months ended September 30, 2016.

The Company generated all of its revenues from the sale of telecommunications minutes, both at wholesale and retail, during the three and nine months ended September 30, 2017.

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

On April 7, 2016, the Company executed an agreement with a third party to provide market awareness services for the Company. The agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reached $750,000,000. The probability of this event is uncertain at present and the Company has not accrued a contingent loss as of September 30, 2017, or December 31, 2016 as a result.

On October 14, 2014, one of our operating subsidiaries, NxtGn, Inc. and Next Communications, Inc., an entity controlled by our CEO, (collectively the “Plaintiffs”) filed suit in the United States District Court for the Southern district of New York against Viber Media, Inc.  Plaintiffs filed an Amended Complaint asserting four claims: misappropriation of a business idea, misappropriation of trade secrets, breach of contract, and unjust enrichment.  Viber moved the Court to dismiss the Amended Complaint.  On March 30, 2016, U.S. District Judge Richard Sullivan issued an opinion and order on Viber’s motion to Dismiss.  Specifically, Judge Sullivan ordered that Viber’s motion to dismiss is granted on Plaintiffs’ misappropriation of a business idea claim, but denied as to their misappropriation of trade secrets, breach of contract, and unjust enrichment claims. The Company has appealed the court’s decision to dismiss. The Company has not accrued any gains or losses associated with this case as it would be a contingent gain and recorded when received.

On September 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of September 30, 2017 as a result.

On July 6, 2017, the Company received notice that an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). The Company believes the amended case is without merit and that, per its agreement to sell its interest in TPP, any claims brought against AIM or TPP would be the responsibilities of the current interest holders. Due to the original suit being filed against AIM and amended to include the Company after it disposed of its interest in TPP, which had a controlling interest in AIM, we believe it likely the Company and its subsidiaries be dismissed as defendants. As a result, no contingent loss as been accrued as of September 30, 2017.

In November 2017, the Company received a demand from legal counsel of Ridge Resources regarding the physical issuance of 8,900,000. The common shares are accounted for as issued during the nine months ended September 30, 2017 when the obligation to issue the shares arose however have yet to be physically issued. The Company intends to issue these shares when certain common share reserves associated with its convertible notes payable are released. The Company has not accrued a contingent loss associated with this demand as it expects to remedy the physical issuance before the end of 2017.

NOTE 12 – SUBSEQUENT EVENTS

Common Stock Issuances

On various dates through November 10, 2017, the Company issued a total of 7,913,851 shares of common stock for the conversion of $146,250 of outstanding principal and 1,047,123 shares of common stock for the conversion of $20,942 of outstanding interest on convertible notes payable. All conversions were performed at the contractual terms within each respective convertible note. The Company also issued 2,500,000 shares of common stock for cash proceeds of $64,000.

Redemption Agreements on Convertible Notes Payable

As discussed in Note 4 – Convertible Notes Payable, the Company entered into the following agreements with convertible noteholders:

On October 9, 2017, the Company agreed with Noteholder 4 to make monthly cash repayments of $11,000 over a period of eight months. If the Company repays 70% of the total outstanding principal no later than December 31, 2017, the remaining 30% principal balance will be converted to common stock at a rate equal to $0.05 per share after June 18, 2018. If the Company fails to repay 70% of the outstanding principal by December 31, 2017, the noteholder may convert the unpaid balance to common stock at $0.02 per share after June 18, 2018. Additionally, the Company agreed to use 30% of any gross proceeds raised in any financing to retire outstanding principal due.

On October 9, 2017, the Company agreed with Noteholder 1 to make monthly cash repayments of $44,000 over a period of eight months. If the Company repays 70% of the total outstanding principal no later than December 31, 2017, the remaining 30% principal balance will be converted to common stock at a rate equal to $0.05 per share after June 18, 2018. If the Company fails to repay 70% of the outstanding principal by December 31, 2017, the noteholder may convert the unpaid balance to common stock at $0.02 per share after June 18, 2018. Additionally, the Company agreed to use 30% of any gross proceeds raised in any financing to retire outstanding principal due.

Acquisition of Limecom, Inc.

As discussed in an 8K filed with the Securities Exchange Commission on October 26, 2017, on October 24, 2017, the Company received 100% of all outstanding shares of Limecom, Inc., as per the acquisition agreement which was effective as of October 20, 2017. The Company, through its wholly-owned subsidiary, Next Group Acquisition Inc., purchased all of the issued and outstanding shares of LimeCom Inc. (“LimeCom”), a Florida corporation, from Heritage Ventures Limited (“Heritage”). LimeCom is engaged in the global telecommunications business. The Stock Purchase Agreement with Heritage provided for the payment of 51,804,809 shares of Next Group Holdings, Inc. restricted common stock and the sum of $2,000,000 for the shares of LimeCom. The cash component of the purchase price is payable within eight months from the closing date. 10,360,800 shares of NXGH stock will be held in escrow for a period of eight months in the event that any unknown or undisclosed claims are made against LimeCom. The Company is required to deliver the shares of stock to the Purchaser and the Escrow Agent within ten days of the closing date. As of November 20, 2017, the Company had not yet delivered the 51,804,809 shares of common stock to Heritage and escrow agent as required by the stock purchase agreement. The seller has agreed to extend the date for delivery of the shares to December 1, 2017.

The acquisition further provides that LimeCom must achieve $125,000,000 in revenues in fiscal year 2017 and $2,500,000 in EBITA. In the event that Limecom does not achieve these amounts, the Company will pay according to the formula written in the acquisition agreement. The Company and Heritage have a mutual right of rescission if the $2,000,000 is not paid or any unknown or undisclosed material claims are made against Limecom. as set forth in the agreement.

As a part of the agreement, Orlando Taddeo, President and CEO of LimeCom, will be appointed as a director of the Company.

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

Results of operations for the three months ended September 30, 2017 and 2016

Revenue

Total revenue for the three months ended September 30, 2017, were $625,188, compared to revenue of $515,230 for the three month period ended September 30, 2016. During the three months ended September 30, 2017, revenues from non-related parties totaled $470,014 and revenues from related parties totaled $155,174 compared to $502,472 from non-related parties and $12,758 from related parties during the three months ended September 30, 2016. The increase in revenue was due to increased sales of wholesale minutes to Next Communications, a related party, which totaled $155,174 and $0 during the three months ended September 30, 2017 and 2016, respectively.

Cost of Goods Sold

The Company incurred total cost of goods sold of $503,231 for the three months ended September 30, 2017, compared to $441,907 for the three months ended September 30, 2016 resulting in gross margins of $121,957 and $73,323. The increase in cost of goods sold was the result of increased minutes purchased to be resold as discussed previously.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $522,183 compared to $1,868,409 for the three months ended September 30, 2016. Operating expenses were decreased in the three months ended September 30, 2017 due mainly to a decrease in stock based compensation included in officer compensation and professional fees.

Loss from Operations

Loss from operations was $400,226 during the three months ended September 30, 2017, compared to $1,795,086 for the three months ended September 30, 2016. The decrease in losses from operations is the result of decreased stock based compensation combined with improved gross margins as discussed previously.

Other Income (Expense)

Total other income (expense) during the three months ended September 30, 2017 was a net income of $2,086,834 compared to $779,222 the same period in 2016. The increase in other income was the result of increased gains on the fair value measurements of derivative liabilities which totaled $1,687,253 during the current period compared to $1,191,239 during the same period in 2016 and $550,000 of available for sale securities received as a referral fee and recorded as other income.

Net Income (Loss)

The Company recognized net income before non-controlling interest for the three months ended September 30, 2017 of $1,686,608 compared to a loss of $1,015,864 for the three months ended September 30, 2016. The change in net income (loss) for the three months ended September 30, 2017 is due mainly to the decrease in stock based compensation in the current period, available for sale securities received as other income and increased gains recognized on the fair value measurement of derivative liabilities.

Results of operations for the nine months ended September 30, 2017 and 2016

Revenue

Total revenue for the nine months ended September 30, 2017, were $1,699,843, compared to revenue of $600,300 for the nine month period ended September 30, 2016. During the nine months ended September 30, 2017, revenues from non-related parties totaled $1,467,238 and revenues from related parties totaled $232,605 compared to $587,482 from non-related parties and $12,818 from related parties during the nine months ended September 30, 2016. The increase in revenue was due to the acquisition of Tel3 which was completed during July 2016. Due to the timing of the acquisition, results of Tel3 are included for a full nine months in the current period and three months in 2016.

Cost of Goods Sold

The Company incurred total cost of goods sold of $1,288,663 for the nine months ended September 30, 2017, compared to $591,261 for the nine months ended September 30, 2016 resulting in gross margins of $411,180 and $9,039. The increase in cost of goods sold was the result of our acquisition of Tel3 closing in July 2016 and the incremental costs associated with offering telecom minutes for consumers. Due to the timing of the acquisition, results of Tel3 are included for a full nine months in the current period and three months in 2016.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 were $2,248,593 compared to $5,003,422 for the nine months ended September 30, 2016. Operating expenses were decreased in the nine months ended September 30, 2017 due mainly to a decrease in stock based compensation included in officer compensation and professional fees.

Loss from Operations

Loss from operations was $1,837,413 during the nine months ended September 30, 2017, compared to $4,994,383 for the nine months ended September 30, 2016. The decrease in losses from operations is the result of decreased stock based compensation combined with improved gross margins as discussed previously.

Other Income (Expense)

Total other income (expense) during the nine months ended September 30, 2017 was a net gain of $1,888,656 compared to a gain of $229,055 for the same period in 2016. The increase in other income was the result of a gain realized on the disposal of a business of $2,213,103 which occurred during the nine months ended September 30, 2017, partially offset by increased losses on the fair value measurements of derivative liabilities which totaled $161,746 during the current period compared to a gain of $1,583,425 during the same period in 2016 and available for sale securities received as a referral fee and recorded as other income totaling $550,000. We expect the gain realized from this disposal to be a one time event.

Net Income (Loss)

Net income before non-controlling interest for the nine months ended September 30, 2017 was $51,243 compared to a loss of $4,765,328 for the nine months ended September 30, 2016. The decrease in net loss for the nine months ended September 30, 2017 is due mainly to the decrease in stock based compensation, a referral fee of $550,000 recognized in 2017 that did not exist in 2016 and gain recognized on the disposal of a business in the current period partially offset by increased losses on the fair value measurement of derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, the Company had cash of $57,432, net current assets of $824,812 and current liabilities of $7,975,896 creating a working capital deficit of $7,151,084. Net cash used in operating activities was $384,716 and $967,736 for the nine months ended September 30, 2017 and 2016, respectively. Current assets consisted of $57,432 of cash; $159,252 of accounts receivable; $49,720 of related party accounts receivable; $8,408 of prepaid expenses and $550,000 of investments.

As of December 31, 2016, the Company had $256,302 of cash, total current assets of $564,938 and total current liabilities of $10,324,057 creating a working capital deficit of $9,759,119. Current assets as of December 31, 2016 consisted of $256,302 of cash, accounts receivable net of allowance of $9,661, finance deposits of $25,000, prepaid expenses of $48,091 and current assets from discontinued operations of $225,884.

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

Operating Activities

The Company used $384,716 of cash in operations during the nine months ended September 30, 2017 and $967,736 during the nine months ended September 30, 2016. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash used in operating activities during the nine months ended September 30, 2017 consisted of net income of $62,761, non-cash losses and gains totaling $738,530 and changes in working capital of $291,053. All cash received has been expended in the furtherance of growing future operations.

Investing Activities

The Company generated cash from investing activities of $0 and $85,486 during the nine months ended September 30, 2017 and 2016. The $85,486 generated from investing activities during the nine months ended September 30, 2016 was the collection of a related party receivable of $41,913 and cash acquired in acquisitions net of cash paid totaling $43,573.

Financing Activities

The Company generated cash from financing activities of $185,846 during the nine months ended September 30, 2017 compared to $998,801 during the same period in 2016. Net cash provided by financing activities in 2017 consisted of repayments of a bank overdraft of $7, proceeds from loans payable of $116,395 and proceeds from related party loans of $69,458. Net cash provided by financing activities in 2016 consisted of proceeds from bank overdrafts of $1,704, proceeds from loans payable of $50,000, repayments of loans payable totaling $20,961, proceeds from convertible notes of $969,130, repayments of related party loans payable of $47,481, $1,184 of cash assumed through the reverse capitalization and $45,225 of cash contributed in an acquisition from a related party.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2017, the Company issued 18,059,865 shares of commons stock for the conversion of $344,744 of principal of convertible notes payable and 967,045 shares for the conversion of $19,341 of accrued interest. Additionally, the Company issued 8,449,654 common shares valued at $280,000 as repayment of a non-convertible related party loan and 450,346 common shares valued at $14,932 as repayment of non-convertible related party accrued interest. The Company also issued 12,809,091 shares of common stock valued at $720,200 for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB.

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

Ellenoff Grossman & Schole LLP

Barry I. Grossman

Address: 150 E 42nd St Fl 11, New York, NY 10017

Phone: (212) 370-1300

Baratta, Baratta & Aidala LLP

Joseph P Barrata Sr.

Address: 546 5th Ave, 6th Floor, New York, NY 10036

Phone: (212) 750-9700

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9, 2013	(1)
3.4	Amendment to articles of incorporation, dated September 14, 2014	(2)
3.5	Amendment to articles of incorporation, dated October 7, 2014	(2)
3.6	Amendment to articles of incorporation, dated February 4, 2014	(2)
3.7	Amendment to articles of incorporation, dated May 8, 2014	(2)
3.8	Amendment to articles of incorporation, dated May 19, 2014	(2)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(3)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(3)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(4)
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(4)
3.13	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	(5)
3.14	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	(5)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.
(2)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2014 filed on January 14, 2015.
(3)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2015 filed on May 20, 2015.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.
(5)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 21, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: November 20, 2017	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Michael DePrado
Chief Financial Officer

