Form 10-K
period 2017-12-31
NEXT GROUP HOLDINGS, INC.
filed 2018-06-04
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148987

NEXT GROUP HOLDINGS, INC

(Exact name of Registrant as specified in its charter)

Florida	20-3537265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 W. FLAGER ST, SUITE 507, MIAMI, FL 33130

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on June 4, 2018 was 357,591,331 shares.

NEXT GROUP HOLDINGS, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2017

Index to Report

on Form 10-K

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

These statements include, among other things, statements regarding:

●	our ability to diversify our operations;

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to achieve future sales levels or other operating results;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the inability of management to effectively implement our strategies and business plans;

●	the unavailability of funds for capital expenditures and/or general working capital;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations.

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

The Company

Next Group Holdings. Next Group Holdings, Inc. (the “Company” or “NXGH”) is a corporation formed under the laws of Florida, which focuses on the business of using proprietary technology to provide enhanced mobility solutions to unserved, unbanked, and emerging markets in the banking field.

Operating Subsidiaries. The Company’s business operations are conducted primarily through its subsidiaries. The Company’s subsidiaries are as follows:

●	Next CALA, Inc. (94% owned by the Company), a corporation formed under the laws of Florida (“Next CALA”);

●	NxtGn, Inc. (65% owned by the Company), a corporation formed under the laws of Florida (“NxtGn”);

●	Meimoun & Mammon, LLC (100% owned by the Company), a limited liability company formed under the laws of Florida (“M&M”);

●	Tel3 (Tel3) (a sub division of M&M).

●	Next Mobile 360 LLC (100% owned by the Company), a limited liability company formed under the laws of Florida (“Next Mobile”); and

●	Limecom, Inc. (100% owned by the Company)

●	SDI Next. (51% owned by the Company)

Properties. The Company’s headquarters are located in Miami, Florida.

Recent Developments

The Company has a Market Partner Agreement with InsightPOS, LLC since September 17, 2016. InsightPOS is a “State of the Art”, “Super Functional Point Of Sale” system that has it a sleek, modern, efficient design and combination of tools that we believe makes the retail experience friendlier, quicker and better both for the shopper and for store management. InsightPOS will allow retailers to sell and manage their store’s inventory, with over 50 million SKUs already in the system and increase customer loyalty by offering important services and benefits. These additional services include, but are not limited to, long distance telecom products, cellular account payments (US and International), utility bill payments (electric, water, cable, satellite, etc.) and others. InsightPOS will provide the ability for each retail store to offer financial services, including gift cards, reloadable debit cards and potentially money transfer services, which will increase store revenue organically in a manner few have imagined possible. Insight POS can replace the entire cash register, inventory and management system.

The Company installed about 10 units including training by InsightPOS. These units were withdrawn due to required programming development and improved network interconnections. The revenues generated by system utilization should maintain the system at no cost to each retailer. NXGH will market major brand services along with its own branded services, GPR (General Purpose Reload) and reward cards.

The Company, through its affiliate, Next Communications, Inc., has the right to sell STI Mobile, Next Cala and any Next products to 8,800 locations that were serviced by a prepaid distribution network. The Company will offer the InsightPOS system to clients of this distribution network as well via direct sales through its own sales force and affiliates. When a system is installed, NGH receives 50% of the gross profits received by InsightPOS after retailer commissions are paid.

Acquisition of Limecom, Inc.

As discussed in an 8-K filed with the SEC on October 26, 2017, on October 24, 2017, the Company received 100% of all outstanding shares of Limecom, Inc., as per the acquisition agreement which was effective as of October 24, 2017. NXGH through its wholly-owned subsidiary, Next Group Acquisition Inc., purchased all of the issued and outstanding shares of LimeCom, Inc. (“LimeCom”), a Florida corporation, from Heritage Ventures Limited (“Heritage”). LimeCom is engaged in the global telecommunications business. The Stock Purchase Agreement (“Agreement”) with Heritage provided for the payment of 51,804,809 shares of NXGH restricted common stock and the sum of $2,000,000 for the shares of LimeCom. Additionally, the Company agreed to an initial cash payment equal to the net income of Limecom for the period of January 1, 2017 to October 23, 2017 which totaled approximately $1,000,000. The cash component of the purchase price is payable within eight (8) months from the closing date. 10,360,962 shares of NXGH stock will be held in escrow for a period of eight (8) months in the event that any unknown or undisclosed claims are made against LimeCom. The acquisition further provides that LimeCom must achieve $125,000,000 in revenues in fiscal year 2017 and $2,500,000 in EBITA which was achieved. The Company and Heritage have a mutual right of rescission if the $2,000,000 is not paid or any unknown or undisclosed material claims are made against Limecom. as set forth in the Agreement.

As a part of the Agreement, Orlando Taddeo, President and CEO of LimeCom, and principal stockholder of Heritage, has agreed to enter into an Employment Agreement with LimeCom to be the President and CEO of LimeCom for all LimeCom business operations outside of the U.S., until such time as he qualifies to work in the U.S. His Employment Agreement further provides that his Agreement will be the same as that of Arik Maimon, CEO of NXGH. He will also be appointed a Director of NXGH. Mr. Taddeo has been Director and CEO of LimeCom for the past 5 years, and has been in the global telecommunications business since 1998.  He has also recently held the following positions: Managing Partner Heritage Ventures (Ireland), Founder and Investor in LinkALL since February 2014.

Acquisition of SDI NEXT Distribution LLC

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution in which it holds a 51% interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period beginning December 2017. Fisk Holdings, LLC will contribute 30,000 (thirty thousand) active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general purpose reload cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed acquisition consists of an established distribution business for third-party gift cards, mobile top up, financial services and content, which presently includes more than 30,000 U.S. retail locations, including store locations, convenience stores, bodegas, store fronts, etc. The Company’s 51% stake in SDI NEXT also provides distribution for the Company’s recently announced CUENTAS and MIO virtual mobile banking solutions aimed at unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 30,000 retail locations SDI presently serves.

Entry into Material Service Agreements

On February 15, 2018, the Company entered into Service Agreements with COMTEL DIRECT, LLC D.B.A. MSG TELCO (“MSG”) and Wiztel USA, Inc (“Wiztel”).

NXGH’s Agreement with MSG will be compensated in stock for MSG supplying NXGH with up to $50 million gross revenue of wholesale telecommunications services (the “Services”) with a minimum of 2.5% margin over a 1 year period starting from date of the agreement with the possibility for an additional $50 million gross revenue of wholesale telecommunications services (the “Additional Services”) during the same 1 year term (the “Term”). If the parties have not reached $100 million in Gross Revenue upon expiration of the Term, this Agreement will automatically be extended for an additional 60 days. Any additional term extension must be agreed by both parties in writing. Either Party may terminate this Agreement with respect to a material breach incapable of cure within thirty (30) days after written notice, or if the other party (a) becomes insolvent or admits its inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully stayed within seven business days or is not dismissed or vacated within 45 days after filing; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. NXGH must continue to file its SEC 10-Q and 10-K reports.

NXGH will have the right to accept or reject the telecommunications traffic provided by MSG in NXGH’s sole discretion. For the initial $50 million in Gross Revenue or any part thereof provided through MSG, NXGH will issue one (1) Restricted NXGH Common Share for each $10 in Gross Revenue on a quarterly basis during the 12 months from the Effective Date. The Parties agree that after the initial $50 million in Gross Revenue has been achieved, for the remainder of the 1 year period, Contractor will receive (1) Warrant for each $10 in Additional Gross Revenue, up to 5 million warrants of the Company. Each warrant is exercised to purchase 1 restricted NXGH common share at $0.10 per share exercisable for a period of two (2) years from the date that each warrant is issued to MSG. NXGH shall reserve a total of 10 million authorized but unissued Shares required to meet the contemplated commitment. Shares and Warrants will be deemed “restricted securities” as defined under Rule 144(a)(3) of the Securities Act of 1933, as amended. The process to calculate and deliver the shares and warrants is detailed in the agreement.

Under NXGH’s Agreement with Wiztel, Wiztel will be compensated in stock for supplying NXGH with up to $50 million gross revenue of wholesale telecommunications services (the “Services”) with a minimum of 2.5% margin over a 1 year period starting from date on the agreement. Wiztel will charge NXGH a total of $10.00 for the Services in addition to the 5 million shares of restricted NXGH stock. Upon reaching the milestone of $50 million in gross revenue within 1 year, Wiztel will receive 5 million restricted shares of NXGH. Wiztel will receive the 5 million shares of NXGH restricted stock 30 days after NXGH certifies that NXGH has received the $50 million in gross revenue with a minimum of 2.5% profit within the one (1) year period. In the event that Wiztel does not provide the minimum $50 million in revenue exclusive of taxes, at a 2.5% profit to NXGH, Wiztel understands that Wiztel will only be entitled to receive a pro rata number of shares as relates to the 5 million shares of restricted NXGH common stock. That the pro rata number of shares will be determined by NXGH. Either Party may terminate this agreement with 120 days written notice. If this Agreement is terminated by NXGH without cause prior to completion of the Services but where the Services have been partially performed, Wiztel will be entitled to pro rata payment of the Compensation to the date of termination provided that there has been no breach of contract on the part of Wiztel.

Entrance into Non-Binding Letter of Intent

On February 26, 2018, the Company signed a non-binding letter of intent with Cima Telecom, Inc. (“Cima”) agreeing that both parties will confirm the basic terms upon which NextGroup shall move forward in the negotiation of definitive agreements to license the Knetic and Auris technology platforms owned by Cima, in exchange for equity securities in NextGroup.

Cima intends to grant NextGroup a fully paid, royalty-free, world-wide, perpetual, non-sublicensable license (the “License”) to utilize the Auris and Knetic platforms and intellectual properties included in such platforms for the Financial Technology (“FINTECH”) worldwide vertical markets. The License to be granted shall be exclusive for use within the FINTECH space, which for purposes of the License shall be defined as “connecting banking and prepaid card usage. Cima will agree to not license the Platforms to any other person or entity for use within the FINTECH space. Rather, NextGroup shall have the right to grant its customers, and its customers’ end-users, access to the services provided by the platforms. NextGroup may transfer the License to any subsidiaries or affiliates provided that NextGroup shall not have the right to sell, assign, sub-license, or convey the License or Platforms to any third-parties.

As consideration for the License, NextGroup intends to convey to Cima shares of capital stock of NextGroup comprising an ownership interest of twenty-five percent (25%) of the issued and outstanding equity securities of NextGroup, based upon NextGroup’s valuation of Fifty Million Dollars ($50,000,000). Prior to closing, the Company will be required to increase its authorized common stock or effect a reverse stock split to have adequate common shares to issue. Cima and NextGroup anticipate that the closing of the Transaction (the “Closing”) will take place as soon as reasonably practicable, and will work towards a Closing to occur within sixty (60) days of the execution and delivery of this Letter by the Parties. Simultaneously with the Closing, Cima will deliver the source code for the Platform to an escrow agent, to hold in escrow subject to the terms and conditions of an escrow agreement in a form acceptable to Cima (the “Escrow Agreement”).

NextGroup and Cima intend to enter into a definitive purchase agreement (“Purchase Agreement”) incorporating the terms and conditions of this Letter relating to the acquisition of the Shares, and such customary representations, warranties, covenants and conditions, including indemnification provisions, confidentiality provisions, and other customary provisions for Purchase Agreements of this type which are reasonably acceptable to the parties.

Cima and NextGroup intend to execute certain instruments and documents ancillary to the Purchase Agreement (the “Ancillary Documents”), which set forth and govern the rights, preferences, and restrictions relating to Cima’s ownership interest in, and the operation of, NextGroup, including, without limitation: (i) standard financial reporting and information rights; (ii) voting rights; and (iii) the right to request that the shareholders of NextGroup elect one (1) director selected by Cima to NextGroup’s board of directors (the “Board”), and if the shareholders do not elect such individual to the Board, then the right to require NextGroup’s management to present a proxy to its shareholders recommending that the director selected by Cima be elected to the Board. The Ancillary Documents may include, without limitation, an amended and restated certificate of incorporation, amended and restated by-laws, voting agreement, investors’ rights agreement, and such other documents and instruments reasonable necessary to effectuate the Transaction.

NextGroup and Cima further intend to execute an exclusive license agreement (“License Agreement”), memorializing the worldwide License of the Platforms, and an agreement governing the administration of the Platforms (the “Administration Agreement”). Additionally, NextGroup and Cima intend to execute a software maintenance and support agreement (“Maintenance Agreement”, collectively, with the Escrow Agreement, License Agreement, and Administration Agreement, the “Platform Agreements”), commencing as of the Closing of the Transaction and continuing for a period of four (4) years thereafter, pursuant to which Cima will provide certain maintenance and support services to NextGroup in connection with the Platform, and NextGroup will pay Cima Three Million Five Hundred Thousand Dollars ($3,500,000), as follows: (a) year-one: Five Hundred Thousand Dollars ($500,000), paid over the second (2nd) six-month period of the year; (b) year-two: Five Hundred Thousand Dollars ($500,000); (c) year-three: One Million Dollars ($1,000,000); and (d) year-four: One Million Five Hundred Thousand Dollars ($1,500,000.00). The agreed upon maintenance and support services costs set forth above will not be increased by Cima during the term of the Maintenance Agreement.

The execution and delivery of the Purchase Agreement, Ancillary Documents, and Platform Agreements are material conditions of the Transactions, and shall be delivered at Closing.

The terms and conditions of the Transactions will be subject to and conditioned upon: (i) Cima’s complete and reasonable investigation and analysis of NextGroup and its businesses (the “Due Diligence Investigation”); (ii) the Parties negotiating and signing a definitive Purchase Agreement, Ancillary Documents, and Platform Documents(including any conditions set forth therein); and (iii) the Parties obtaining all third party consents and approvals, if any, necessary for Cima’s acquisition or receipt of the Shares (“Third Party Consents”).

Each party hereto will bear its own costs and expenses in connection with the transactions contemplated in this transaction, including the costs and expenses of accountants, lawyers and advisors.

NextGroup acknowledges that following the execution of this letter, Cima anticipates the expenditure of substantial efforts and resources in the conduct of its Due Diligence Investigation of NextGroup and its businesses, and the preparation and negotiation of the Purchase Agreement and Ancillary Documents. Accordingly, NextGroup agrees that it and its officers, members, managers, directors, employees, representatives and agents will not, directly or indirectly, from the date this letter is executed and delivered by both Parties, and for one hundred eighty (180) days thereafter (such period, the “Exclusivity Period”) (a) license, develop, create, or purchase a platform for the purpose or purposes that NextGroup intends to use the Platforms; or (b) solicit, initiate, encourage or facilitate the invitation of inquiries or proposals or offers from any person or entity (other than Cima or any of its Affiliates, or any of their respective members, managers, directors, officers, shareholders, employees, representatives and agents) concerning the licensing or development of a platform for the purpose or purposes that NextGroup intends to use the Platforms.

Each party hereto shall be responsible for all fees, costs and expenses that may become due and owing to any broker or finder retained by such party, and each such party shall indemnify and hold harmless the other party in connection therewith.

Next CALA

Our Next CALA subsidiary promotes and distributes NextCALA-branded Prepaid Visa® General Purpose Reloadable (“GPR”) prepaid debit cards, bearing the Next CALA Debit™ and Visa® logos. Customers may register for our prepaid debit card at http://www.nextcala.com. Each of our cards is issued by The Bancorp, MetaBank, Metropolitan Bank or Sutton Bank.

According to a Prepaid Card Market report published in March 2017 by Allied Market Research, the Prepaid Card Market is projected to grow at a CAGR of 22.7% from 2016 to 2022. The market accounted for $896 billion, and is expected to reach $3,653 billion by 2022. The base year considered for the study is 2015, and the forecast period is 2016-2022. Based on projections indicated by this report and other information, we believe that prepaid debit cards are one of the fastest growing niches in the financial sector. According to the 2015 FDIC National Survey, approximately nine million individuals in the U.S., including those in various minority communities, are unable to obtain access to the banking system due to various reasons, including but not limited to poor credit scores or a lack of exposure to the U.S. banking system. Prepaid debit cards are a convenient option for such individuals. Prepaid debit cards may also be an intermediate step toward such individuals ultimately joining the financial system. In addition, prepaid debit cards are a popular option for gift-giving due to fraud protection in the case of loss or theft. We believe that prepaid debit cards are replacing cash as a preferred gift for these reasons, in certain regards.

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

Contractual Relationships with InComm, Bancorp, and Visa. Next CALA Prepaid Card® GPR cards are distributed and serviced by InComm Financial Services, a wholly-owned subsidiary of InComm Holdings, Inc. (“InComm”). Next CALA has been indemnified by InComm, which possesses money transmitter licenses in all 50 states. InComm specifically also indemnifies Next CALA with respect to Anti Money Laundering and Know Your Client US banking regulations, as they capture and verify all of this as part of our agreement. In addition, The Bancorp Bank (“Bankcorp”), a member of the FDIC, pursuant to a license from Visa USA, Inc., acts as program manager and as clearing house and provides banking capacities in transactions involving the cards. Prepaid card deposits are held by Bankcorp, MetaBank, Metropolitan Bank or Sutton Bank.

InComm has granted NEXTCALA a complete white label of their back end prepaid, GIFTCARD, GPR, 210,000 US retailers with electronic and hard plastic stored value open and closed loop licenses, products and our very own brand along with licensing their MIO brand that is branded at every 210,000 InComm retailer and online footprint. In June 2017, NGH signed a Resale Agreement with InComm for the purchase and resale of prepaid and stored value products and services. Theterms with InComm, include the following:

●	InComm appointed NGH as an authorized reseller of InComm to promote, market and sell the Prepaid Items and Money Transmission Products and Services;

●	InComm will allow NGH to establish host-to-host connectivity between NGH’s platform and InComm;

●	InComm will provide us with an Application Protocol Interface (API) for access to their real-time, Web-based transaction reporting system with respect to sales of Prepaid Items and Money Transmission Products and Services by Merchants;

●	InComm offers to NGH a wide variety of Prepaid Wireless “Top-Up” Phone Cards, Third-Party Merchant Gift Cards and Content Card Products.;

●	NGH will be eligible to earn a volume-based rebate on sales of certain third-party gift cards;

These are the terms that InComm has agreed, and additional offerings remain subject to further negotiations between us and InComm.

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

Mobile Apps. Next CALA is currently developing its NEXTCALA Mobile applications for both Android and iOS. The NEXTCALA mobile Android and iOS applications should give users access to mobile banking and banking services 24 hours per day, 365 days per year. Users should be able to use the application to make mobile-to-mobile payments, to transfer funds to family, friends, and retailers, and to see all balances and transactions, including retail transactions made online or in physical retail locations with the Next CALA Prepaid Visa® card associated with the app user’s account. With the NEXTCALA Mobile app, users should not only have an easier way to bank, they also may earn points that can be redeemed towards long distance calls either via voice or HD Video among other benefits provided under the NEXTCALA Rewards program.

Next CALA’s new NEXTCALA Mobile Android and iOS apps should give users an easy way to check balances and account activity, make phone-to-phone payments, and send money to family, friends, and retailers.

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

NEXTCALA Rewards. Through our Next CALA Rewards program, we are planning to offer benefits including allowing Next CALA subscribers to earn points for use in remittance transactions, or to be credited into reloadable international and domestic long distance calling cards for voice or HD video calls. During the second half of 2017, as Next CALA’s sibling company NxtGn, Inc. begins to roll out new products and services, the Next CALA Rewards program should also offer Next CALA subscribers the ability to use NxtGn’s proprietary HD Personal Telepresence products to participate in health care consultations, distance learning, and exclusive live entertainment events. The NEXTCALA Rewards platform is currently being developed and scheduled for release in the second half of 2018.

Advertising and Promotion. Next CALA is planning to increase its market presence and reach by aggressively advertising. CP & B is a 4% equity owner of NXGH and is scheduled to promote its products and services. In the initial phase of the launch campaign which will begin upon release of the NEXTCALA Mobile applications, Next CALA will use advertising to increase consumer awareness and stimulate trial of the NEXTCALA Mobile apps and Next CALA Prepaid Card® GPR cards during the second half of 2018. Throughout the launch campaign, Next CALA will promote NEXTCALA Mobile apps and Next CALA Prepaid Card® GPR card enrollments by pushing promotional videos and offers to the Company’s telephony mobility users and to millions of existing customers of marketing partners who provide products and services to under-banked, non-banked, low-income Americans, immigrants, teens, and other natural niche markets for the Next CALA’s products and services.

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

AVYDA Powered by Telarix. Developed in a joint venture with industry-leader Telarix, Inc., NxtGn’s product AVYDA Powered by Telarix™ HD Video platform allows subscribers to use HD telepresence services that until recently were within reach only of Fortune 500 companies and very high net worth individuals. The AVYDA Powered by Telarix™ HD telepresence platform allows users to connect using their mobile phones, tablets, and personal computers, to telepresence rooms, health care and educational applications, exclusive online entertainment events, online gaming, and other special events. The AVYDA Powered by Telarix™ technology allows HD video conferencing connections point-to-multipoint, with up to 10,000 concurrent calls per session border control (SBC), and the platform is fully compatible with iOS, Android, and Cisco TelePresence operating systems. The platform is currently operational but requires additional updates prior to broad launch.

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

Next Mobile 360

Next Mobile 360. Our Next Mobile subsidiary is a mobile virtual network operator (or “MVNO”) which provides NextMobile360™ branded mobile phones and prepaid voice, text, and data mobile phone services to a customer base currently consisting of approximately 1,000 MVNO Mobile Virtual Network Operators such as Virgin Mobile have been successful at creating a brand, and not own the hardware or network. Next Mobile operates this business pursuant to contracts with Sprint Corporation which allow Next Mobile to use Sprint’s network infrastructure to operate a virtual telecommunications network providing voice, text, and data services of essentially the same quality as those Sprint provides to its own retail subscribers.

As customers worldwide continue to migrate away from legacy telephone and banking systems to enhanced mobility solutions, the Company’s technological advantage and the synergies created by its unique combination of reloadable bank card and mobile virtual network operator rights will make its products increasingly useful to un-banked, under-banked, under-served and other emerging niche markets.

Joint Venture. Because MVNO marketing is capital intensive, Next Mobile may sell a 50% interest in its MVNO rights to an operating partner who will be responsible for funding all future marketing expenses of the MVNO. The Company has been introduced to interested purchasers by Sprint, and believes it will be able to sell a 50% interest in the MVNO for $1.5 million in cash plus a commitment to fund all of the joint venture’s future marketing expenses. While this remains a possibility, the Company is not actively pursuing this sale.

M&M

M&M. Our M&M subsidiary is a wholesale provider of domestic and international long distance voice, text, and data telephony services to carriers in the United States and throughout the world. M&M holds International and Domestic Section 214 licenses issued by the Federal Communications Commission, and operate the NextMobile360™ business through its wholly-owned subsidiary Next Mobile. While M&M has historically provided wholesale long distance telephony service to a number of leading domestic and international carriers.

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

Limecom

Limecom is a  wholly-owned subsidiary of the Company and is a wholesale provider of international long distance Voice over IP (Non-interconnected VoIP) telephony services to carriers in the United States and throughout the world. Limecom Inc is a Florida corporation acquired by NGH on October 24, 2017 in exchange for shares and a future cash payment. Limecom had over $128 million in gross sales revenue during the year ended December 31, 2017 of which approximately $51.6 million was produced after the acquisition.

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of $2,919,615 and $2,961,271 due to Next Communications, Inc. as of December 31, 2017 and 2016. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

Transaction Processing Products / Accent InterMedia

During the year ended December 31, 2016, the Company acquired a controlling interest in Accent InterMedia (AIM) through its acquisition of Transaction Processing Products. AIM fulfilled gift card orders and processed gift card transactions on behalf of retail businesses. On March 31, 2017, the Company disposed of its interest in Transaction Processing Products by selling it to its former owner.

Employees

As of December 31, 2017, we have three (3) officers who have employment agreements. We also have contract labor agreements with seven other subcontractors on both a part-time and full-time basis. We consider our relations with our subcontractors to be good.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements quarterly. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

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

The Company is now engaged in new businesses started in each 2017 and 2016. As a result, we have a limited operating history upon which you may evaluate our business and an investment in our common stock may entail significantly more risk than the shares of common stock of a company with a substantial operating history. Our business operations are subject to numerous risks, uncertainties, expenses and difficulties associated with early stage enterprises. You should consider an investment in our company in light of these risks, uncertainties, expenses and difficulties. Such risks include: the absence of a lengthy operating history; insufficient capital to fully realize our operating plan; our ability to anticipate and adapt to a developing market; a competitive environment characterized by well-capitalized competitors; our ability to identify, attract and retain qualified personnel; our reliance on key management personnel.

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

As of December 31, 2017, the Company had a working capital deficit of $7,075,716 and an accumulated deficit of $14,207,568 including losses from operations of $1,562,153 and $7,877,309 during the years ended December 31, 2017 and 2016. The Company will be dependent on obtaining additional financing through equity or debt offerings which may cause future dilution.

Due to existing contractual obligations we may not achieve profitability.

Next Group Holdings and/or its subsidiaries are required to perform certain obligations under material contracts with third parties. The Company is not current on its financial obligations under these agreements due to historically low profitability and cash flows from operations. Next Mobile is required to perform certain obligations under material contracts with Sprint Corporation, Auris, and EZ ILD. M&M is required to perform certain obligations under material contracts with Ariafone Telekom Ltd, Broadvox LLC, IP Network America LLC, Locus Telecommunications LLC, and SMT Telecom (also known in the telecommunications industry as “RAZA”). Next CALA is required to perform certain obligations under material contracts with ITC Financial Licenses, Inc., IH Financial Licenses, Inc., and The Bancorp Bank, and Visa USA, Inc. NxtGn is required to perform certain obligations under material contracts with Telarix, Inc., Vidyo, Inc., and Vitco. During the year ended December 31, 2017, the Company acquired Limecom, a wholesale provider of telecommunications minutes. The Company may be dependent on cash flows from Limecom to satisfy obligations for its other subsidiaries.

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

We have historically been subject to any litigation and we anticipate being involved in a range of future court proceedings in the ordinary course of business as we continue to operate our business. We are currently involved in various litigations as discussed in Item 3 – Legal Proceedings. While we intend to vigorously defend any non-meritorious action or challenge, no assurance can be given that we will not incur significant expense relating to these matters or that they will not require significant management attention and adversely affect us.

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

Incurring debt could subject us to many risks, including the risks that: our cash flows from operations will be insufficient to make required payments of principal and interest; our debt may increase our vulnerability to adverse economic and industry conditions; we will be subject to restrictive covenants that require us to satisfy and remain in compliance with certain financial requirements or that impose limitations on the type or extent of activities we conduct; and we may be required to dedicate a substantial portion of our cash flows from operations to payments on our debt, thereby reducing cash available for distribution to our stockholders, funds available for operations and capital expenditures, future business opportunities or other purposes. We are currently in default on two outstanding convertible notes payable and have insufficient cash to repay loans due on demand by the note holders. Additionally, if we do not have sufficient funds to repay any debt we incur when it matures, we may need to refinance the debt or raise additional equity. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and, consequently, cash available for distribution to our stockholders. To the extent we are required to raise additional equity to satisfy such debt, existing stockholders would see their interests diluted. If we are unable to refinance our debt or raise additional equity on acceptable terms, we may be forced to dispose of assets on disadvantageous terms, potentially resulting in losses or the incurrence of special taxes and fees that apply to dispositions of assets. To the extent we cannot meet any existing or future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Any unsecured debt agreements we enter into may contain specific cross-default provisions with respect to specified other indebtedness, giving the unsecured lenders the right to declare a default if we are in default under other loans in some circumstances.

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

We rely on a small number of persons to carry out our business and investment strategies. While we have employment agreements in place with our executive officers, any member of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all.

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

We are subject to Telecommunications Industry Regulation.

Our subsidiaries Next Mobile, Limecom and M&M are subject to regulation by the Federal Communications Commission and other government agencies and task forces. M&M holds International and Domestic Section 214 Authority issued by the Federal Communications Commission, which may be suspended or revoked by the Federal Communications Commission if M&M does not strictly comply with all applicable regulations and the terms and conditions under which the International and Domestic Section 214 Authority was issued. Next Mobile and M&M are also subject to foreign jurisdiction communications laws and regulations. We believe that we, including our subsidiaries, are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change. Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

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

All of the risks related particularly to our subsidiaries Next Mobile, M&M, Next CALA, NxtGn and Limecom stated below are also risks related generally to Next Group Holdings:

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

As of the date of this filing, Next CALA has an operating history of less than two years. If Next CALA cannot increase the number of cardholders using its Next CALA Prepaid Card® GPR cards, and retain its existing cardholders, this will significantly adversely affect Next CALA’s operating results, revenues, financial condition, and ability to remain in business.

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

Risks Related to Limecom

Limecom has well-financed, well-managed competitors and may not be able to adequately compete in its market.

Limecom faces competition from many strong and well-financed competitors and other competitors, engaged in the wholesale transmission and termination of domestic and international long distance voice, text, and data telephone services, including, without limitation, IDT, Skype, Verizon, WhatsApp, Viber, and others.

Other Risks Related to Limecom.

Please see “Risks Related to Next Group Holdings” for other risks related to Limecom.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 2,372 square feet of office space at 19 W. Flagler St., Suite 507, Miami, FL, 33130 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 14, 2014, one of our operating subsidiaries, NxtGn, Inc. and Next Communications, Inc., an entity controlled by our CEO, (collectively the “Plaintiffs”) filed suit in the United States District Court for the Southern district of New York against Viber Media, Inc. (“Viber”). Plaintiffs filed an Amended Complaint asserting four claims: misappropriation of a business idea, misappropriation of trade secrets, breach of contract, and unjust enrichment.  Viber moved the Court to dismiss the Amended Complaint.  On March 30, 2016, U.S. District Judge Richard Sullivan issued an opinion and order on Viber’s motion to Dismiss.  Specifically, Judge Sullivan ordered that Viber’s motion to dismiss is granted on Plaintiffs’ misappropriation of a business idea claim, but denied as to their misappropriation of trade secrets, breach of contract, and unjust enrichment claims. NxtGn is currently appealing that motion.

On February 12, 2018, NgtGn and Next Group Holdings (NGH) were served with a complaint from Viber for reimbursement of attorneys fees and costs totaling $527,782 arising from the litigation listed above. NxtGn and NGH are vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing.

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought by 100 NWT Fee Owner LLC (NWT) against Next Communications, Inc., an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries be dismissed as defendants and has not accrued a contingent loss as of December 31, 2017 or 2016 as a result. As of Feb. 28, 2018, Next Communications Inc. has signed a proposed settlement agreement with NWT which is in the process of being reviewed by the bankruptcy judge. This settlement agreement, if approved, will eliminate completely this lawsuit.

During the year ended December 31, 2014, a former employee of Pleasant Kids (PLKD), Franjose Yglesias-Bertheau, filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 which was included in accrued salaries as of December 31, 2016. During the year ended December 31, 2017, the Company agreed to pay cash of $10,000 and enter into a convertible note for $70,000 in exchange for the settlement amount. The convertible note was converted to shares of common stock during the year ended December 31, 2017.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473,264 related to the FranjoseYglesias-Bertheau filed lawsuit against PLKD listed above. Even though NGH made the agreed payment of $10,000 and issued 3,600,720 shares as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which NGH claims are without merit because they received full compensation as agreed. NGH is in the process of defending itself against these claims.

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

The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected.

Common Stock

Year Ended December 31, 2017	High	Low
First Quarter	$0.05	$0.01
Second Quarter	$0.14	$0.03
Third Quarter	$0.06	$0.02
Fourth Quarter	$0.08	$0.02

Common Stock

Year Ended December 31, 2016	High	Low
First Quarter	$0.41	$0.18
Second Quarter	$0.33	$0.12
Third Quarter	$0.15	$0.03
Fourth Quarter	$0.05	$0.01

Holders of Common Stock

As of December 31, 2017, we had 342,118,912 common shares and 10,000,000 series B preferred shares issued and outstanding. There was an additional 46,280,798 common shares committed to be issued. Additionally, there were 31,613,142 options to purchase common stock issued of which 24,946,476 are exercisable as of December 31, 2017. The Company is authorized to issue up to 360,000,000 shares of common stock.

During the year ended December 31, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock. Pursuant to the dividend, the special stock dividend will be distributed to owners of the Company’s common stock as of the record date in a ratio of one share of Class D Redeemable Preferred Stock common stock for every 1 share of common stock owned as of the record date.  The Company originally had set the record date as June 10, 2016 but was later modified to July 22, 2016. The Class D Redeemable Preferred Stock had yet to be issued as of December 31, 2017 or 2016.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid any dividends upon our common stock since our inception although a dividend was declared during the year ended December 31, 2016. By reason of our present financial status and our contemplated financial requirements, we may not declare additional dividends upon our common or preferred stock in the foreseeable future.

We have never paid any cash dividends. The dividend declared during the year ended December 31, 2016 totaling $30,000 will be paid by the issuance of preferred stock. We may not pay additional cash or stock dividends in the foreseeable future on the shares of common or preferred stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, the Company issued 2,500,000 shares of common stock for cash proceeds of $64,000. Additionally, the Company accepted subscription agreements for an additional 11,428,572 common shares in exchange for cash proceeds totaling $400,000. The subscribed common stock was issued in January 2018.

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

Liquidity and Other Consideration

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations. Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations and the purchase of property and equipment. Based on the foregoing, management believes the Company will generate sufficient funds from operations and certain available debt financings available to finance its operations over the next twelve months.

The Company is actively engaging in various strategies to ensure the continuance of operations for the foreseeable future. Specifically;

●	During the year ended December 31, 2017, the Company acquired a cash flow positive business in Limecom.

●	The Company plans to seek a new accounts receivable factoring agreement to both raise its credit limit and lower its borrowing costs.

●	The Company has negotiated to extend the maturation dates of certain related party payables totaling approximately $2.0 million.

●	Next Communications, a significant related party to which the Company owes approximately $2.9 million and is currently in bankruptcy, is actively negotiating with the court appointee trustee to extend the maturation date of the related party payable.

●	Certain officers of the Company have entered into a commitment letter whereby they have agreed to enter into a credit line agreement. The credit line agreement will allow the Company to borrow up to $250,000 at an annual interest rate of 8% and be in place for a minimum of 12 months.

●	The Company will seek additional capital through a debt offering.

Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

RESULTS OF OPERATIONS

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Year ended December 31,
	2017	2016	Change
Revenue	$52,773,342	$1,010,968	$51,762,374
Revenue, related party	1,019,258	17,016	1,002,242
Total revenue	$53,792,600	$1,027,984	$52,764,616

Revenue from non-related parties were $52,773,342 and total revenues were $53,792,600 during the year ended December 31, 2017 compared to $1,010,968 and $1,027,984 during the year ended December 31, 2016. The increase in revenue of $52,764,616 is attributable to our acquisition of Limecom during the year ended December 31, 2017 which contributed $51,643,478 of revenue during the period subsequent to acquisition on October 23, 2017 to December 31, 2017. Revenues from related parties were $1,019,258 and $17,016 during the years ended December 31, 2017 and 2016. The increase in revenues from related parties is a result of the increased sales to Next Communications by Limecom subsequent to its bankruptcy.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs.

	Year ended December 31,
	2017	2016	Change
Total cost of revenue	$51,398,809	$1,058,778	$50,340,031

Total costs of revenues were $51,398,809 during the year ended December 31, 2017 compared to $1,058,778 during the year ended December 31, 2016. The increase of $50,340,031 is attributable to our acquisition of Limecom during the year ended December 31, 2017 which contributed $49,724,489 of costs of revenues during the period subsequent to acquisition on October 23, 2017 to December 31, 2017.

Operating Expenses

	Year ended December 31,
	2017	2016	Change
Officer compensation	$1,750,902	$1,620,204	$130,698
Professional fees	1,430,859	2,944,371	(1,513,512)
General and administrative	774,183	608,394	165,789
Impairment loss	-	2,673,546	(2,673,546)
Total operating expenses	$3,955,944	$7,846,515	$(3,890,571)

During the years ended December 31, 2017 and 2016, we incurred total operating expenses of $3,955,944 and $7,846,515, respectively. The decrease in operating expenses of $3,890,571 or 50%, during the year ended December 31, 2017 reflect decreased professional fees and compensation including stock-based compensation of $1,381,276. General and administrative expenses increased $165,789, or 27%, and is reflective of increased costs associated with maintaining our public filings and executing our business plan. Additionally, the Company recorded impairment losses on goodwill and intangible assets of $2,673,546 during the year ended December 31, 2016 that was not present during the year ended December 31, 2017.

Other Income (Expense)

	Year ended December 31,
	2017	2016	Change
Other income	$729,580	$243,459	$486,121
Other expense	-	(45,000)	45,000
Loss on disposal of equipment	-	(2,926)	2,926
Excess derivative expense	(144,143)	(333,482)	189,339
Interest expense	(1,053,065)	(1,554,618)	501,553
Penalties on convertible notes payable	-	(14,490)	14,490
(Loss) gain on derivative liability	(831,341)	1,217,271	(2,048,612)
Gain on extinguishment of debt	880,481	-	880,481
Gain on fair value measurement of stock based liabilities	496,703	-	496,703
Settlements	-	(44,974)	44,974
Total other income (expense)	$78,215	$(534,760)	$612,975

Other income (expense) was a net income of $78,215 during the year ended December 31, 2017 compared to net expense of $534,760 during the year ended December 31, 2016. The net decrease of $612,975 is attributable to non-cash items present in 2017 that were not present in 2016. Specifically, the Company received common stock from Green Spirit Industries, Inc., a publicly traded company, valued at $550,000, based on the number of shares received and price of the common stock as quoted on Nasdaq, as a referral fee that is included in other income during the year ended December 31, 2017 where these items were not present during the year ended December 31, 2016. Additionally, the Company recorded a gain on the extinguishment of debt totaling $880,481 and gain on the fair value measurement of stock based liabilities of $496,703 during the year ended December 31, 2017 where this was not present during the year ended December 31, 2016. Gains on the fair value measurements of stock based liabilities during the year ended December 31, 2017 are driven by the remeasurement of certain liabilities the Company has committed to settle in common shares and the fair value of stock options. The liability treatment of these commitments arose during the current year as a result of the Company committing to issue more common shares than available. The fair value of these derivative and stock based liabilities are produced by market inputs and are inherently subject to extreme volatility.

Excess derivative expense is recorded when the initial measurement of derivative liabilities related to certain convertible notes payable exceed the face value of the underlying debt instrument. The fair value of these instruments are produced by market inputs and inherently subject to volatility. During the year ended December 31, 2017, the Company recorded fewer derivative liabilities from initial measurements when compared to the year ended December 31, 2016. As a result, there was less expense recognized with the initial measurement of these instruments in the current year.

Loss from Discounted Operations

	Year ended December 31,
	2017	2016	Change
Loss from discontinued operations	$327,800	$1,629,316	$(1,301,516)

Loss from discontinued operations were 327,800 during the year ended December 31, 2017 compared to $1,629,316 during the year ended December 31, 2016. The decrease of $1,301,516 was the result of discontinuing operations of Transaction Processing Products (AccentIntermedia) during the year ended December 31, 2016 which was not present during the year ended December 31, 2017. The loss from discontinued operations recorded during the year ended December 31, 2017 was the loss recognized on the disposal of the Company’s interest in the former subsidiary.

Income Tax Benefit

	Year ended December 31,
	2017	2016	Change
Income tax benefit	$1,087,096	$-	$1,087,096

The Company recorded an income tax benefit of $1,087,096 during the year ended December 31, 2017 compared to $0 during the year ended December 31, 2016. The income tax benefit recognized during the year ended December 31, 2017 is the result of releasing a portion of the Company’s valuation allowance against its deferred tax asset equal to the amount of net deferred tax liability assumed with our acquisition of Limecom.

Net Loss

	Year ended December 31,
	2017	2016	Change
Net loss	$(724,642)	$(10,041,385)	$9,316,743
Net loss attributable to non-controlling interest	16,377	598,909	(582,532)
Net loss attributable to Next Group Holdings, Inc.	$(708,265)	$(9,442,476)	$8,734,211

Net loss during the year ended December 31, 2017 was $724,642 or 1% of revenue, compared to a net loss of $10,041,385 or 977% of revenue, during the year ended December 31, 2016. The decrease in net loss of $9,316,743 is the result of increased revenues from the acquisition of Limecom and lower non-cash expenses during the year ended December 31, 2017 when compared to the year ended December 31, 2016. Specifically, the Company recorded a referral fee received of $550,000 and income from Limecom totaling $1,400,496 during the year ended December 31, 2017 that were not present during the year ended December 31, 2016. Additionally, the Company recognized total impairment losses of $3,916,976 during the year ended December 31, 2016 compared to $0 during the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2017, the Company had $92,714 of cash, total current assets of $7,934,821 and total current liabilities of $15,010,537 creating a working capital deficit of $7,075,716. Current assets as of December 31, 2017 consisted of $92,714 of cash, accounts receivable net of allowance of $7,623,197, accounts receivable from related parties totaling $8,545, prepaid expenses and other current assets of $74,365, related party receivables of $36,000 and an other receivable of $100,000.

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

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations and the purchase of property and equipment. Based on the foregoing, management believes the Company will generate sufficient funds from operations and certain available debt financings available to finance its operations over the next twelve months. The Company is actively engaging in various strategies to ensure the continuance of operations for the foreseeable future. Specifically;

●	During the year ended December 31, 2017, the Company acquired a cash flow positive business in Limecom.

●	The Company plans to seek a new accounts receivable factoring agreement to both raise its credit limit and lower its borrowing costs.

●	The Company has negotiated to extend the maturation dates of certain related party payables totaling approximately $2.0 million.

●	Next Communications, a significant related party to which the Company owes approximately $2.9 million and is currently in bankruptcy, is actively negotiating with the court appointee trustee to extend the maturation date of the related party payable.

●	Certain officers of the Company have entered into a commitment letter whereby they have agreed to enter into a credit line agreement. The credit line agreement will allow the Company to borrow up to $250,000 at an annual interest rate of 8% and be in place for a minimum of 12 months.

●	The Company will seek additional capital through a debt offering.

Operating activities

The Company used $308,946 of cash in operating activities during the year ended December 31, 2017 compared to $929,442 during the year ended December 31, 2016 as summarized below:

	Year ended December 31,
	2017	2016
Net loss	$(724,642)	$(10,041,385)
Non-cash expenses and gains	991,395	7,807,766
Change in accounts receivable	5,862,658	28,363
Change in accounts payable	(7,534,252)	1,236,021
Other changes in working capital	1,095,895	39,793
Net cash used in operating activities	$(308,946)	$(929,442)

The change in accounts receivable and accounts payable increased during the year ended December 31, 2017 due to increased general business activities associated with the Company’s increased activities conducted through its wholly owned subsidiary, Limecom, Inc which was acquired during the year ended December 31, 2017. Non-cash expenses and gains decreased during the year ended December 31, 2017 due to the decreases in amortization of debt discounts, stock-based compensation and impairment losses that were not present during the year ended December 31, 2016.

Investing activities

Cash flows provided by investing activities were $133,745 during the year ended December 31, 2017 compared to $94,712 during the year ended December 31, 2016. Cash from investing activities during the year ended December 31, 2017 consisted of the purchase of equipment totaling $5,676 and cash acquired in acquisitions net of cash paid of $139,421. Cash from investing activities during the year ended December 31, 2016 consisted of cash receipts from related party receivables of $5,914, cash contributed in acquisitions from related parties of $45,225 and cash acquired in acquisitions of $43,573.

Financing activities

Net cash provided by financing activities was $11,613 during the year ended December 31, 2017 compared to $1,072,985 during the year ended December 31, 2016 as summarized below:

	Year ended December 31,
	2017	2016
Bank overdraft	$(7)	$(1,081)
Proceeds from loans payable	200,000	50,000
Repayments of loans payable	(128,952)	(31,601)
(Repayments of) proceeds from convertible notes	(400,000)	1,019,130
(Repayments of) proceeds from related party loans	(123,428)	35,353
Proceeds from the sale of common stock and common stock subscriptions	464,000	-
Cash acquired through reverse recapitalization	-	1,184
Net cash used in operating activities	$11,613	$1,072,985

During the year ended December 31, 2017, the Company secured financing from the sale and subscriptions of common stock. Additionally, the Company made cash repayments on loans payable of $128,952, convertible notes payable of $400,000 and on related party payables of $123,428. The Company received proceeds from notes payable of $200,000. The decrease in cash generated from financing activities of $1,061,372 from the year ended December 31, 2016 to the year ended December 31, 2017 is the result of the Company relying less on convertible debt financing to execute its business plan.

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

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding our Cuentas braded general purpose reloadable cards, continually develop and upgrade our website, respond to competitive developments, lower our financing costs and specifically our accounts receivable factoring costs, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Liquidity and Other Considerations

During the year ended December 31, 2017, the Company’s net loss was $724,642 and cash used in operations was $308,946, which included the reduction of accounts payable  and accrued liabilities in the amount of $7,534,252. As of December 31, 2017, the Company had $92,714 of cash, a working capital deficit of $7,075,716, which included accounts payable and accrued liabilities of $7,030,050, and the Company’s shareholder deficit was $4,541,584. During 2017, the Company acquired a cash flow positive subsidiary which had net income before income tax benefit of $1,400,496 from October 24, 2017 (the date of acquisition) to December 31, 2017.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations and the purchase of property and equipment. Based on the foregoing, management believes the Company will generate sufficient funds from operations and certain available debt financings available to finance its operations over the next twelve months.

The Company is actively engaging in various strategies to ensure the continuance of operations for the foreseeable future. Specifically;

●	During the year ended December 31, 2017, the Company acquired a cash flow positive business in Limecom.

●	The Company plans to seek a new accounts receivable factoring agreement to both raise its credit limit and lower its borrowing costs.

●	The Company has negotiated to extend the maturation dates of certain related party payables totaling approximately $2.0 million.

●	Next Communications, a significant related party to which the Company owes approximately $2.9 million and is currently in bankruptcy, is actively negotiating with the court appointee trustee to extend the maturation date of the related party payable.

●	Certain officers of the Company have entered into a commitment letter whereby they have agreed to enter into a credit line agreement. The credit line agreement will allow the Company to borrow up to $250,000 at an annual interest rate of 8% and be in place for a minimum of 12 months.

●	The Company will seek additional capital through a debt offering.

Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

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

Derivative Liabilities and Fair Value of Financial Instruments

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

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair market values of derivative liabilities over the life of the convertible notes. Changes in value of the derivative liabilities that result from conversions of the underlying instrument to common stock were written off to additional paid in capital during the year ended December 31, 2016.

During the year ended December 31, 2017, the Company effected a change in accounting policy whereby it recorded the changes to derivative liabilities due to conversions of the underlying debt instruments to earnings instead of additional paid in capital.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another through Limecom and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue us recognized upon delivery to and consumption of minutes by the consumer. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider, and NxtGn generated revenues from the sale of voice over IP platform software during the years ended December 31, 2017 and 2016.

Impairment of long-lived assets

The Company accounts for its long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost or carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value or disposable value. At December 31, 2016, the Company performed an impairment analysis and determined the present value of future cash flows from its investment in a certain subsidiary to be $0. As such, impairment losses of $2.7 million and $1.2 million were recorded on goodwill and intangible assets during the year ended December 31, 2016. There was no impairment loss recorded during the year ended December 31, 2017.

Share-Based Compensation Expense

We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

New Accounting Pronouncements

Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company evaluated the impacts of ASU 2016-10 and determined it did not have an impact on the Company’s revenue recognition practices.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-30 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On December 21, 2017, the Company voted unanimously to dismiss Assurance Dimensions (“AD”) as the Company’s independent registered public accounting firm. The decision to dismiss AD was in no way due to a lack of confidence or quality of work by AD. The Board was satisfied with the work done by AD and had no issues with their work product.

The audit reports of AD on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2016 and December 31, 2015 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal year ended December 31, 2016 and during the subsequent interim period from January 1, 2017 through December 22, 2017, (i) there were no disagreements with AD on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures that, if not resolved to AD’s satisfaction, would have caused AD to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 23, 2018, the Company appointed Marcum LLP (“Marcum”) as its new independent registered public accounting firm to audit the Company’s consolidated financial statements as of and for the year ended December 31, 2017. The decision to retain Marcum was approved by the Board of Directors of the Company.

During the Company’s fiscal years ended December 31, 2017 and 2016 and the subsequent interim period through February 23 2018, neither the Company nor anyone on its behalf has consulted with Marcum regarding (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company’s financial statements and, neither a written report nor oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A (T).	CONTROLS AND PROCEDURES

Our Principal Executive Officer, Arik Maimon, and Principal Financial Officer, Michael Naparstek, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2017 and 2016, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framwork). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2017.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

Lack of appropriate oversight of third party service providers,

Lack of appropriate segregation of duties,

Lack of an independent audit committee,

Lack of information technology (“IT”) controls over revenue,

Lack of adequate review of internal controls to ascertain effectiveness,

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. During the last six months, we have hired a full time Chief Financial Officer and Chief Operating Officer to begin improving our existing control environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

The names of our director and executive officers and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Executive Officers

Name	Age	Position

Arik Maimon	42	Chief Executive Officer and Director

Michael Naparstek	64	Chief Financial Officer

Michael DePrado	47	President and Director

Adiv Baruch	55	Director

Natali Dadon	30	Director

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

Michael Naparstek, CPA, CGMA has served as Chief Financial Officer since January 15, 2018. He has 35 years of accounting, auditing, business forecasting, M&A, due diligence, SEC regulations and internal control experiences at Top-20 New York and Florida practices and a Big Four firm. From October 1, 2013 to April 30, 2016, Mr. Naparstek was the CFO of a privately held offshore insurance provider. From May 1, 2016 until joining Next Group Holdings, Mr. Naparstek, was partner of a Florida-based accounting firm in which he provided oversight and quality control of SEC, PCAOB and FASB developments and was responsible for both implementation and compliance of accounting regulations. Mr. Naparstek was also CFO and Director of Technical Accounting and Financial reporting for two publicly-traded companies. Mr. Naparstek was the former Vice-Chair of the Florida Institute of Certified Public Accountant’s Accounting Principles and Auditing Standards Committee and is currently a member of the American Institute of Certified Public Accountants (AIPCA).

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

Adiv Baruch has been a director of the Company since May 2016. Mr. Baruch serves as Chairman of Jerusalem Technology Investments Ltd. (“JTI”), which is engaged in the business of identifying, investing in, and mentoring emerging software and medical devices technology companies. JTI is a publicly-traded company whose shares are listed on the Tel-Aviv Stock Exchange. He also currently serves as Chairman of Maayan Ventures, a platform for investments in innovative technology companies, as President of Nyotron, a global cyber technology company, and as Chairman of Covertix, whose patented technology delivers real-time, non-invasive control, protection, and tracking of confidential files. Mr. Baruch has served as a director of the Bank of Jerusalem, and he served as CEO of BOS Better Online Solutions, which, under this leadership, grew into a highly-successful company traded on NASDAQ under the symbol BOSC. Throughout his career, he has championed development and support of new talent in the high tech and entrepreneurial arenas. Mr. Baruch is the Chairman of Ness College, which is a leader in educating Israeli technology professionals and entrepreneurs.

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

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2017	$180,000	$70,000	$703,169	-	-	$28,000	$981,169
CEO	2016	180,000	-	-	-	-	28,000	$208,000

Michael Naparstek	2017	$-	-	-	-	-	-	$-
CFO	2016	-	-	-	-	-	-	-

Michael DePrado	2017	$130,000	$70,000	$73,033	-	-	$24,000	$297,033
President	2016	130,000	-	-	-	-	24,000	154,000

Outstanding Equity Awards at Fiscal Year End. There were 24,113,14 stock options issued with a weighted average exercise price of $0.116 and 17,446,476 exercisable with a weighted average exercise price of $0.091 as of December 31, 2017. There were 10,000,000 stock options issued with a weighted average exercise price of $0.18 and 3,333,334 exercisable with a weighted average exercise price of $0.18 as of December 31, 2016.

The fair value of the options do not qualify for equity treatment and are included in stock based liabilities as of December 31, 2017.

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

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)

Airk Maimon	19 W. Flager St, Suite 507	18.9%	64,589,888
CEO	Miami, FL 33130

Michael Naparstek	19 W. Flager St, Suite 507	0.0%	0
CFO	Miami, FL 33130

Michael DePrado	19 W. Flager St, Suite 507	4.7%	15,934,211	***
President	Miami, FL 33130

Adiv Baruch	19 W. Flager St, Suite 507	1.0%	3,333,334
Director

Natali Dadon	4019 194th Trail	0.06%	2,064,781
Director	Golden Beach, FL 33160

Orlando Taddeo	19 W. Flager St, Suite 507	11.1%	38,000,000
President of Limecom

Harrison Vargas	10007 Vestal Place	9.1%	31,293,253
	Coral Springs, Florida 33071

All Directors and Officers as a Group (4 persons)		36.2%	123,922,214

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

(**)       Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2017 of 342,118,912.

(***)    Excludes 8,9000,000 common shares owing for the settlement of a related party payable yet to be issued. When issued, these shares will represent an additional 2.4% ownership.

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

(1) AUDIT FEES

The Company incurred audit fees during the year ended December 31, 2017 with Marcum, LLP totaling approximately $150,000 and with Assurance Dimensions of approximately $45,000. The Company incurred audit fees during the year ended December 31, 2016 with Assurance Dimensions of $60,000.

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

Not applicable.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

None.

NEXT GROUP HOLDINGS, INC.

Consolidated Financial Statements

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Next Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Next Group Holdings, Inc. (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

Ft. Lauderdale, Florida

June 4, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder’s and Board of Directors

Next Group Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Next Group Holdings, Inc. as of December 31, 2016 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Next Group Holdings, Inc. as of December 31, 2016 and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company had a net loss before non-controlling interest of $10,041,385 and net cash used in operating activities of $929,442, for the year ended December 31, 2016. The Company has a working capital deficit of $9,723,119 and an accumulated deficit of $13,499,303 as of December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Assurance Dimensions

Certified Public Accountants

Coconut Creek,

July 3, 2017

NEXT GROUP HOLDINGS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets
Cash	$92,714	$256,302
Accounts receivable, net	7,623,197	9,661
Accounts receivable, related party	8,545	-
Finance deposit	-	25,000
Prepaid expenses and other current assets	74,365	48,091
Related party receivable	36,000	36,000
Other receivable	100,000	-
Assets from discontinued operations	-	225,884
Total current assets	7,934,821	600,938

Equipment, net of accumulated depreciation	5,608	-
Intangible assets, net of accumulated amortization	2,935,757	-
License fee, net of accumulated amortization	34,722	118,056
Investments	250,000	-
Goodwill	1,333,713	-
Total assets	$12,494,621	$718,994
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank overdraft	$-	$7
Accounts payable and accrued liabilities	7,030,050	1,330,789
Accounts payable, related party	499,668	-
Dividends payable	30,000	30,000
Deferred revenue	685,905	715,642
Loan payable	75,000	75,000
Convertible notes payable, net of discounts and debt issue costs	48,897	1,076,302
Derivative liability	574,130	1,210,281
Related party payables	3,032,567	3,155,995
Notes payable, current	71,048	-
Stock based liabilities	2,963,272	-
Interest payable, related party	-	13,321
Notes payable, related party	-	280,000
Liabilities from discontinued operations	-	2,436,720
Total current liabilities	15,010,537	10,324,057

Related party payables, net of discounts	2,535,601	-
Other long term liabilities	120,000	-
Total liabilities	17,666,138	10,324,057

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock subscribed	400,000	-
Common stock to be issued; 46,280,798 and 2,429,506 shares as of December 31, 2017 and 2016, respectively	-	2,429
Preferred stock, $0.001 par value, authorized 60,000,000 shares; undesignated preferred stock; $0.001 par value, 50,000,000 available; 0 shares issued and outstanding as of December 31, 2017 and 2016, respectively.	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of December 31, 2017 and 2016, respectively	10,000	10,000
Series D mandatorily redeemable preferred stock, $0.001 par value, designated 36,000,000; none issued or outstanding	-	-
Common stock, authorized 360,000,000 shares, $0.001 par value; 342,118,912 and 246,796,177 issued and outstanding as of December 31, 2017 and 2016, respectively	342,119	246,797
Additional paid in capital	9,213,865	6,791,750
Accumulated deficit	(14,207,568)	(13,499,303)
Accumulated other comprehensive income	(300,000)	-
Total Next Group Holdings, Inc. stockholders’ deficit	(4,541,584)	(6,448,327)

Non-controlling interest in subsidiaries	(629,933)	(3,156,736)

Total stockholders’ equity	(5,171,517)	(9,605,063)
Total liabilities and stockholders’ deficit	$12,494,621	$718,994

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2017	2016
Revenue	$52,773,342	$1,010,968
Revenue, related party	1,019,258	17,016
Total revenue	53,792,600	1,027,984

Cost of revenue	51,398,809	1,058,778
Gross profit (loss)	2,393,791	(30,794)

Operating expenses
Officer compensation	1,750,902	1,620,204
Professional fees	1,430,859	2,944,371
General and administrative	774,183	608,394
Impairment loss	-	2,673,546
Total operating expenses	3,955,944	7,846,515

Loss from operations	(1,562,153)	(7,877,309)

Other income (expense)
Other income	729,580	243,459
Other expense	-	(45,000)
Loss on disposal of asset	-	(2,926)
Interest expense	(1,053,065)	(1,554,618)
Penalties on convertible notes payable	-	(14,490)
Excess derivative liability expense	(144,143)	(333,482)
(Loss) gain on derivative liability	(831,341)	1,217,271
Gain on extinguishment of debt	880,481	-
Settlements	-	(44,974)
Gain on fair value measurement of stock based liabilities	496,703	-
Total other income (expense)	78,215	(534,760)

Loss from continuing operations	(1,483,938)	(8,412,069)

Loss from discontinued operations	(327,800)	(1,629,316)

Loss before income taxes	(1,811,738)	(10,041,385)

Income tax benefit	1,087,096	-

Net loss	(724,642)	(10,041,385)
Net loss attributable to non-controlling interest	16,377	598,909
Net income (loss) attributable to Next Group Holdings, Inc.	$(708,265)	$(9,442,476)

Net income (loss) per share, basic and diluted	$(0.00)	$(0.04)

Weighted average number of common shares outstanding, basic and diluted	270,823,271	234,519,235

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2017	2016
Net loss	$(724,642)	$(10,041,385)
Other comprehensive loss
Unrealized loss on investments	(300,000)	-
Total comprehensive loss	(1,024,642)	(10,041,385)
Comprehensive income (loss) attributable to non-controlling interest	16,377	598,909
Comprehensive income (loss) attributable to shareholders	$(1,008,265)	$(9,442,476)

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2017 AND 2016

												Non-Controlling Interest
	Series B Preferred				Common Stock to		Common	Additional		Other	Total	Additional		Total Non-
	Stock		Common Stock		be Issued		Stock	Paid-in	Accumulated	Comprehensive	Stockholders’	Paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Loss	Deficit	Capital	Deficit	Interest
Balance, December 31, 2015	10,000,000	$10,000	177,539,180	$177,539	-	$-	$-	$(33,267)	$(4,026,827)	$-	$(3,872,555)	$37,970	$(56,509)	$(18,539)
					-	-	-
Recapitalization	-	-	44,784,795	44,785	-	-	-	(1,077,400)	-	-	(1,032,615)	-	-	-
Common shares rescinded	-	-	(4,000,000)	(4,000)	-	-	-	4,000	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	-	1,130,818	-	-	1,130,818	-	-	-
Shares issued for services	-	-	9,274,959	9,275	-	-	-	2,120,803	-	-	2,130,078	-	-	-
Shares to be issued for prepaid services	-	-	-	-	1,428,571	1,429	-	48,571	-	-	50,000	-	-	-
Shares to be issued for other expense	-	-	-	-	200,535	200	-	44,800	-	-	45,000	-	-	-
Shares issued in exchange for loan principal	-	-	450,000	450	-	-	-	12,810	-	-	13,260	-	-	-
Shares issued for conversion of debt	-	-	8,747,243	8,748	800,400	800	-	493,685	-	-	503,233	-	-	-
Shares issued for acquisition	-	-	10,000,000	10,000	-	-	-	1,260,000	-	-	1,270,000	-	-	-
Net liabilities assumed in acquisition from related party	-	-	-	-	-	-	-	(720,348)	-	-	(720,348)	-	-	-
Minority interest acquired	-	-	-	-	-	-	-	2,540,903	-	-	2,540,903	(2,540,903)	-	(2,540,903)
Forgiveness of imputed interest on related party payable	-	-	-	-	-	-	-	238,877	-	-	238,877	1,615	-	1,615
Derivative liability write off due to conversion of debt	-	-	-	-	-	-	-	727,498	-	-	727,498	-	-	-
Dividend declared	-	-	-	-	-	-	-	-	(30,000)	-	(30,000)
Net loss for year ending December 31, 2016	-	-	-	-	-	-	-	-	(9,442,476)	-	(9,442,476)	-	(598,909)	(598,909)
Balance December 31, 2016	10,000,000	10,000	246,796,177	246,797	2,429,506	2,429	-	6,791,750	(13,499,303)	-	(6,448,327)	(2,501,318)	(655,418)	(3,156,736)

Committed shares issued	-	-	800,400	800	(800,400)	(800)	-	-	-	-	-	-	-	-
Committed shares reclassified to liability	-	-	-	-	(1,629,106)	(1,629)	-	(93,102)	-	-	(94,731)	-	-	-
Shares issued for services	-	-	3,250,000	3,249	-	-	-	283,425	-	-	286,674	-	-	-
Shares issued for conversion of debt	-	-	44,303,668	44,304	-	-	-	1,950,697	-	-	1,995,001	-	-	-
Shares issued for conversion of interest payable	-	-	6,468,667	6,469	-	-	-	187,491	-	-	193,960	-	-	-
Shares issued for cash	-	-	2,500,000	2,500			-	61,500	-	-	64,000	-	-	-
Shares issued for acquisition	-	-	38,000,000	38,000	-	-	-	912,001	-	-	950,001	-	-	-
Common stock subscribed	-	-	-	-	-	-	400,000	-	-	-	400,000	-	-	-
Fair value of stock options issued reclassed to liability	-	-	-	-	-	-	-	(1,116,652)	-	-	(1,116,652)	-	-	-
Forgiveness of imputed interest on related party payable	-	-	-	-	-	-	-	236,755	-	-	236,755	2,278	-	2,278
Unrealized loss on investment	-	-	-	-	-	-	-	-	-	(300,000)	(300,000)	-	-	-
Effect on minority interest from deconsolidated entity	-	-	-	-	-	-	-	-	-	-	-	2,540,902		2,540,902
Net income for year ending December 31, 2017	-	-	-	-	-	-	-	-	(708,265)	-	(708,265)	-	(16,377)	(16,377)
Balance December 31, 2017	10,000,000	$10,000	342,118,912	$342,119	-	$-	$400,000	$9,213,865	$(14,207,568)	$(300,000)	$(4,541,584)	$41,862	$(671,795)	$(629,933)

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(724,642)	$(10,041,385)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	725,143	2,130,077
Stock based compensation	1,154,477	1,130,818
Imputed interest	239,033	240,493
Other income received as investment	(550,000)	-
Gain on conversion of debt	(880,481)	-
Debt discount amortization	378,452	987,797
Excess loss on derivative liability	144,143	333,482
Loss (gain) on derivative fair value adjustment	831,341	(1,217,271)
License fee amortization	83,334	83,329
Allowance for doubtful accounts	37,000	8,000
Amortization of debt issue costs	13,455	37,670
Loss on disposal of business	327,800	-
Gain on fair value measurement of stock based liabilities	(496,703)	-
Deferred tax benefit	(1,087,096)	-
Impairment loss	-	2,673,546
Impairment loss included in discontinued operations	-	1,243,430
Shares issued for other expense	-	45,000
Loss on disposal of equipment	-	2,926
Depreciation expense	68	41,021
Amortization of intangible assets	71,429	93,190
Default penalties on convertible notes	-	14,490
Gain on forgiveness of accounts payable	-	(40,232)
Changes in Operating Assets and Liabilities:
Accounts receivable	5,862,658	28,363
Accounts receivable, related party	361,483	-
Prepaid expenses	901,124	7,184
Other receivable	107,642	-
Accounts payable	(7,534,252)	1,236,021
Accounts payable, related party	(186,224)	-
Related party interest payable	1,603	12,972
Customer deposits	-	19,637
Deferred revenue	(29,737)	-
Other long term liabilities	(59,996)	-
Net Cash Used by Operating Activities	(308,946)	(929,442)

Cash Flows from Investing Activities:
Due from related parties	-	5,914
Purchase of equipment	(5,676)	-
Cash acquired in acquisitions, net of cash paid	139,421	88,798
Net Cash Provided by Investing Activities	133,745	94,712

Cash Flows from Financing Activities:
Bank overdraft	(7)	(1,081)
Proceeds from loans payable	200,000	50,000
Repayments of loans payable	(128,952)	(31,601)
Repayments of convertible notes	(400,000)	-
Proceeds from convertible notes	-	1,019,130
(Repayments of) proceeds from related party loans	(123,428)	35,353
Cash acquired through reverse recapitalization	-	1,184
Proceeds from common stock subscriptions	400,000	-
Proceeds from the sale of common stock	64,000	-
Net Cash Provided by Financing Activities	11,613	1,072,985

Net Increase (Decrease) in Cash	(163,588)	238,255
Cash at Beginning of Period	256,302	18,047
Cash at End of Period	$92,714	$256,302

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	$1,075,301	$449,940
Common stock issued for conversion of convertible accrued interest	$193,960	$39,689
Common stock issued as loan repayment	$-	$13,260
Common stock issued for prepayment of services	$-	$50,000
Common stock dividends declared	$-	$30,000
Assumption of liabilities in recapitalization	$-	$1,032,616

The accompanying notes are an integral part of these consolidated financial statements

NEXT GROUP HOLDINGS, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Next Group Holdings, Inc. (the “Company”) invests in financial technology and currently derives its revenues from the sales of prepaid and wholesale calling minutes. Additionally, the Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market. The Company intends to launch the cards upon successful completion of appropriate financing and has yet to generate revenues from this activity.

Next Group Holdings, Inc was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned) and Transaction Processing Products (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc.

On January 1, 2016, NGH completed an Agreement and Plan of Merger (the “Merger Agreement”) with Pleasant Kids, Inc. (“Pleasant Kids”) and its wholly owned subsidiary, NGH Acquisition Corp. (“Acquisition Sub”), pursuant to which NGH merged with Acquisition Sub and Acquisition Sub was then merged into PLKD effective January 1, 2016. Under the terms of the Merger Agreement, the NGH shareholders received shares of PLKD common stock such that the NGH shareholders received approximately 80% of the total common shares and 100% of the preferred shares of PLKD issued and outstanding following the merger. Due to the nominal assets and limited operations of PLKD prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby NGH became the accounting acquirer (legal acquiree) and PLKD was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (NGH) adjusted to reflect the legal capital of the accounting acquiree (PLKD). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of December 31.

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

Next Cala, Inc, (“Cala”) was formed under the laws of Florida on July 10, 2009 for the purpose of offering prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of payment remittance services worldwide.

NxtGn, Inc. (“NxtGn”) was formed under the laws of Florida on August 24, 2011 to develop a High Definition telepresence product (AVYDA) which allows users to connect with celebrities, public figures, healthcare and education applications via a mobile phone, tablet or personal computer.  NxtGn has entered into a joint venture with telephony platform industry leader Telarix, Inc. to develop and market the AVYDA Powered by Telarix™ HD telepresence platform. The AVYDA Powered by Telarix™ product is marketed throughout the world by the Telarix sales force.

On May 27, 2016, Next Cala entered into a Joint Venture Agreement (the “Agreement”) with Glocal Payments Solutions, Inc (“Glocal”) to form a joint venture, NextGlocal, in which Cala has a 60% controlling interest and Glocal has a 40% interest. The Joint Venture sought to launch and activate up to 45,000 prepaid debit cards under the Cala brand by December 31, 2016 and 360,000 additional cards during the 2017 calendar year. Neither milestone was achieved. Either party may terminate the agreement at December 31, 2016 if certain objectives are not met. The joint venture has not had activity since the year ended December 31, 2016 but has not been formally dissolved.

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

On October 23, 2017, the Company, closed the acquisition of Limecom, Inc. (“Limecom”), Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company (“LLC”) on November 21, 2014 and known as Limecom LLC. On September 29, 2015, Limecom converted to a Florida C-Corporation.

The Company has a Market Partner Agreement with InsightPOS, LLC since September 17, 2016. InsightPOS is a “State of the Art”, “Super Functional Point Of Sale” system that has a combination of tools that we believe makes the retail experience quicker and better both for the shopper and for store management. The Company previously installed about 10 units including training by InsightPOS. These units were withdrawn due to required programming development and improved network interconnections.

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution LLC in which it holds a 51% interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period beginning December 2017. Fisk Holdings, LLC will contribute 30,000 active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general purpose reloadable cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products.

The Company, through its affiliate, Next Communications, Inc., has the right to sell STI Mobile, Next Cala and any Next products to 8,800 locations that were serviced by a prepaid distribution network. The Company will offer the InsightPOS system to clients of this distribution network as well via direct sales through its own sales force and affiliates. When a system is installed, NGH receives 50% of the gross profits received by InsightPOS after retailer commissions are paid.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of Presentation

This summary of accounting policies for Next Group Holdings, Inc. is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“US GAAP” accounting) and have been consistently applied in the preparation of the consolidated financial statements.

Principals of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and certain revenues and expenses and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, collectability of loans receivable, potential impairment losses of the capitalized license fee, impairment of goodwill, impairment of intangible assets, fair value of stock based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and other financial instruments.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of December 31, 2017 or 2016. As of December 31, 2017 and 2016, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

Investments

During the year ended December 31, 2017, the Company acquired 50,000 shares of common stock of Green Spirit Industries, a publicly held company, as a referral fee. The total value of the common shares was recorded as other income using the price of the common stock as quoted on Nasdaq on the date received resulting in other income of $550,000. At December 31, 2017, the Company marked the value of the shares to fair value resulting in an unrealized loss of $300,000 being recorded as other comprehensive loss for the year ended December 31, 2017. The fair value of the common shares, as quoted by Nasdaq, as of December 31, 2017 was $250,000.

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another through Limecom and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Minutes are forfeited buy the consumer after 12 consecutive months of non-use at which point the Company recognizes revenue from the forfeiture of prepaid minutes. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider, and NxtGn generated revenues from the sale of voice over IP platform software during the years ended December 31, 2017 and 2016.

Business Segments

The Company operates in a single business segment in telecommunications.

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

Goodwill and Intangible Assets

Goodwill represents the excess cost over the fair value of the assets of an acquired business. Goodwill and intangible assets acquired in a business combination accounted for as a purchase and determined to have an indefinite useful life are not amortized but are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment. The Company evaluates the possible impairment of goodwill annually as part of its reporting process for the fourth quarter of each fiscal year. The Company determines the fair value of each subsidiary the goodwill relates to and compares the fair value to the carrying amount of the subsidiary. To the extent the carrying amount of the subsidiary exceeds the fair value of it, an impairment loss is recorded.

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2018	$428,571
2019	428,571
2020	428,571
2021	428,571
2022	428,571
Thereafter	792,902
Total	$2,935,757

Amortization expense was $71,429 and $0 for the years ended December 31, 2017 and 2016, respectively. Amortization expense for each period is included in cost of revenue.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. The Company recorded impairment losses of $0 and $3,916,976, of which $1,243,430 is included in losses from discontinued operations, during the years ended December 31, 2017 and 2016, respectively. Refer to Note 16 for further discussion.

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

Derivative Liabilities and Fair Value of Financial Instruments

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

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. The debt discount for the convertible instruments is recognized and measured by allocating a portion of the proceeds as an increase in additional paid-in capital and as a reduction to the carrying amount of the convertible instrument equal to the fair value of the conversion features. The debt discount will be accreted by recording additional non-cash gains and losses related to the change in fair values of derivative liabilities over the life of the convertible notes.

Except as discussed in Note 8 – Derivative Liabilities and Note 12 – Stockholders’ Equity, the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of December 31, 2017 and 2016.

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

Net Loss Per Basic and Diluted Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.

At December 31, 2017, the Company had two outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $48,897 plus accrued interest of $35,136 for total convertible debts as of December 31, 2017 of $84,033 representing 7,932,584 new dilutive common shares if converted at the applicable rates. Additionally, the Company had common stock subscriptions totaling $400,000 representing an additional 11,428,572 common shares and 34,852,226 common shares committed but not yet issued. The effects of these notes, common shares subscribed and common shares committed have been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2017.

At December 31, 2016, the Company had fifteen outstanding convertible notes payable with conversion rights that are exercisable. The remaining convertible notes outstanding at December 31, 2016 were not convertible until six months after issuance, or January 2017. The amount of outstanding principal on these convertible notes total $1,056,897 plus accrued interest of $202,068 for total convertible debts as of December 31, 2016 of $1,258,965 representing 75,347,762 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded as the conversion would be anti-dilutive due to the net loss incurred in the period presented.

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

The Company has accrued common stock dividends payable of $30,000 of December 31, 2017 and 2016.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $28,295 and $7,797 of advertising costs during the years ended December 31, 2017 and 2016, respectively.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provides an allowance for doubtful accounts based on estimated collections of outstanding amounts. There was an allowance for doubtful accounts of $20,000 and $8,000 as of December 31, 2017 and 2016.

Accounts Receivable Factoring

Limecom executed a factoring and security agreement with a financial institution on June 22, 2017, whereby it sells certain of its accounts receivable in exchange for cash. These factoring transactions qualify for sales treatment in accordance with FASB ASC 860, Transfers and Servicing. Upon purchase of the accounts receivable, the Company shall be deemed to have sold, transferred, assigned, set over and conveyed to the financial institution, without recourse except as expressly stated in the agreement, all of the Company’s right, title and interest in and to the purchased accounts receivable. Purchases have an initial gross liquidation advance rate of 90%, up to a maximum cumulative outstanding face amount of $4,000,000. The initial discount fee is 2.1%, and an additional 0.85% of certain receivables.

The Company has a credit insurance policy covering all factored accounts receivable, under which the financial institution is the beneficiary on the policy if default were to occur.

Loans Receivable

The Company carries loans receivable for unsecured amounts lent to unrelated and related parties. The balance due to the Company is monitored for collectability. An allowance for uncollectible loans is established based on the estimated collectability of outstanding loans.

License Fee

On June 30, 2015 the Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $34,722 and $118,056 as of December 31, 2017 and 2016, respectively.

Finance Deposit

During December 2015, the Company made a deposit with a financial advisory firm as part of an agreement executed at that time. The agreement was cancelled soon thereafter within the cancellation period that would allow for a refund of the deposit made. However, the Company had not yet received the refund by the due date and the asset was written to $0. The Company carried a current asset of $0 and $25,000 as of December 31, 2017 and 2016 reflecting the amount of deposit anticipated to be received.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.”  The amendments in this update simplify several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the new guidance on January 1, 2017. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital. A corresponding adjustment was recorded to increase the valuation allowance.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company notes that this guidance will impact its acquisitions beginning January 1, 2018.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the guidance in ASC 605, “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted this standard on January 1, 2018 and did not have an impact on the Company’s revenue recognition practices.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”). The amendments in this update clarify the following two aspects to Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The entity first identifies the promised goods or services in the contract and reduces the cost and complexity. An entity evaluates whether promised goods and services are distinct. Topic 606 includes implementation guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The Company evaluated the impacts of ASU 2016-10 and determined it did not have an impact on the Company’s revenue recognition practices.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” which supersedes the guidance in ASC 840, “Leases.” The purpose of the new standard is to improve transparency and comparability related to the accounting and reporting of leasing arrangements. The guidance will require balance sheet recognition for assets and liabilities associated with rights and obligations created by leases with terms greater than twelve months. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those years. Modified retrospective application is required. Early adoption is permitted. The Company does not expect the standard to have a material impact on its consolidated balance sheets or consolidated statements of operations.

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The update provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard is effective for fiscal years beginning after December 15, 2018. Early adoption by public companies for fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance of this guidance are permitted as of the beginning of the fiscal year of adoption, under certain restrictions. The Company is required to apply the guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The guidance related to equity securities without readily determinable fair values should be applied prospectively to equity investments that exist at the date of adoption. The Company anticipates adopting this update in the first quarter of the year ending December 31, 2018 and is currently evaluating the impact on the Company’s financial statements.

On August 26, 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has adopted this standard and did not have an impact on the Company’s presentation of the consolidated statements of cash flows.

On May 10, 2017, The FASB issued Accounting Standards Update (ASU) 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms of conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, ASU 2017-09 is effective to annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not anticipate this standard to have an impact on its accounting practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – DISCONTINUED OPERATIONS

The Company has classified its former gift card processing business as a discontinued operation. During the first quarter of 2017, the Company ceased activity in this business segment and disposed of its ownership interest. On April 26, 2017, the Company entered into and completed the sale of the business to an unaffiliated third party.

Revenue Recognition for Discontinued Operations

Our discontinued operations generated revenue primarily from processing gift cards for local retailers. Commissions were recognized under service agreements with the retailers and recorded as revenue when processing fees were earned.

The financial position of discontinued operations was as follows:

	December 31, 2017	December 31, 2016

Cash (restricted and unrestricted)	$-	$7,163
Accounts receivable	-	42,267
Prepaid expenses	-	10,891
Notes receivable	-	83,353
Equipment, net of accumulated depreciation	-	82,210
Net current assets of discontinued operations	$-	$225,884

	December 31, 2017	December 31, 2016

Accounts payable	$-	$1,996,039
Deferred revenue	-	48,585
Loans payable	-	392,096
Net current liabilities of discontinued operations	$-	$2,436,720

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

	For the Year Ended December 31,
	2017	2016
Revenues	$-	$207,053

Operating expenses:
Loss on disposal of business	327,800	-
Other general and administrative	-	592,939

Impairment loss	-	1,243,430

Loss from discontinued operations	$327,800	$1,629,316

NOTE 4 – LIQUIDITY AND PROFITABILITY

During the year ended December 31, 2017, the Company’s net loss was $724,642 and cash used in operations was $308,946, which included the reduction of accounts payable and accrued liabilities in the amount of $7,534,252. As of December 31, 2017, the Company had $92,714 of cash, a working capital deficit of $7,075,716, which included accounts payable  and accrued liabilities of $7,030,050, and the Company’s shareholder deficit was $4,541,584. During 2017, the Company acquired a cash flow positive subsidiary which had net income before income tax benefit of $1,400,496 from October 24, 2017 (the date of acquisition) to December 31, 2017.

Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations and the purchase of property and equipment. Based on the foregoing, management believes the Company will generate sufficient funds from operations and certain available debt financings available to finance its operations over the next twelve months. The Company is actively engaging in various strategies to ensure the continuance of operations for the foreseeable future. Specifically;

●	During the year ended December 31, 2017, the Company acquired a cash flow positive business in Limecom.

●	The Company plans to seek a new accounts receivable factoring agreement to both raise its credit limit and lower its borrowing costs.

●	The Company has negotiated to extend the maturation dates of certain related party payables totaling approximately $2.0 million.

●	Next Communications, a significant related party to which the Company owes approximately $2.9 million and is currently in bankruptcy, is actively negotiating with the court appointee trustee to extend the maturation date of the related party payable.

●

Certain officers of the Company have entered into a commitment letter whereby they have agreed to enter into a credit line agreement. The credit line agreement will allow the Company to borrow up to $250,000 at an annual interest rate of 18% and be in place for a minimum of 13 months.

●	The Company will seek additional capital through a debt offering.

Based on the foregoing, management believes the Company will generate sufficient funds from operations and certain available debt financings available to finance its operations over the next twelve months.

NOTE 5 – LOANS RECEIVABLE

The Company acquired a total of $83,353 of loans receivable through its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. The Company exited this business in the first quarter of 2017 and the loan is included in assets from discontinued operations as of December 31, 2016.

NOTE 6 – EQUIPMENT

The Company acquired $4,572 of equipment net of accumulated depreciation of $1,430 through the reverse recapitalization discussed in Note 1 – Organization and Description of Business. The Company disposed of this property in April 2016 and recorded a loss on disposal of $2,926 during the year ended December 31, 2016.

Additionally, the Company acquired a total of $123,013 of equipment at fair value through its acquisition of TPP as discussed in Note 1 – Organization and Description of Business. The Company exited this business in March 2017 and the equipment is included in assets from discontinued operations as of December 31, 2016.

Depreciation expense was $68 and $41,021, of which $0 and $40,804 is included in loss from discontinued operations, during the years ended December 31, 2017 and 2016.

The Company had $5,676 and $0 of property or equipment, all of which is office furniture, and accumulated depreciation of $68 and $0, respectively, as of and December 31, 2017 and 2016.

NOTE 7 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

During the year ended December 31, 2017, the Company entered into two separate loans to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The first loan resulted in cash proceeds $125,000 to the Company for future payments totaling $168,750 from future receivables and requires daily repayments of $1,339. The second resulted in cash proceeds of $50,000 for future payments totaling $68,000 from future receivables and requires daily cash repayments of $540. There was $46,048 due for the agreements as of December 31, 2017 included in current notes payable.

On May 1, 2017, the Company received a loan from an unrelated party for $25,000. The loan is due on demand and as such is included in current notes payable. The note does not accrue interest and had a principal balance due of $25,000 as of December 31, 2017.

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

In February 2017, the Company agreed with certain noteholders to extend a redemption freeze agreement whereby the convertible note holders agreed to not convert outstanding principal and accrued interest into common stock for a period of 60 days. Upon the expiration of these agreements, a 90 day extension was executed whereby the noteholders agreed to not convert additional amounts through the first week of July 2017. Under the terms of the extension, each noteholder was granted the right to convert a limited amount of outstanding principal to common stock at a rate equal to the stated rate in the convertible note payable but not less than $0.02 per share and extended the due dates of the notes to July 2017. The convertible notes outstanding contain cross default features and the Company defaulted on all notes in November 2016. During the year ended December 31, 2017, the Company accrued a total of $210,403 of penalties on convertible notes payable which was recorded as a loss on the extinguishment of debt.

The Company settled the majority of its convertible notes payable in December 2017 for a combination of cash and shares of common stock.

The following table summarizes all convertible notes payable activity for the year ended December 31, 2017:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2016	Advances	Penalties Accrued	Repayments	Conversions to Common Stock	Balance, December 31, 2017
Noteholder 1	11/25/2015	11/24/2016	$82,500	$82,500	$-	$-	$(46,529)	$(35,971)	$-
Noteholder 1	12/21/2015	12/21/2016	27,000	27,000	-	-	(27,000)	-	-
Noteholder 1	1/15/2016	1/15/2017	131,250	131,250	-	-	-	(131,250)	-
Noteholder 1	3/8/2016	3/8/2017	50,000	50,000	-	-	(50,000)	-	-
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	-	(82,500)	-
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	-	(82,500)	-
Noteholder 1	4/11/2016	4/11/2017	82,500	82,500	-	-	-	(82,500)	-
Noteholder 1	5/16/2016	5/16/2017	100,000	100,000	-	10,000	-	(110,000)	-
Noteholder 1	7/22/2016	7/22/2017	50,000	50,000	-	5,000	-	(55,000)	-
Noteholder 1	8/2/2016	8/2/2017	50,000	50,000	-	106,471	-	(156,471)	-
Noteholder 2	11/20/2015	11/20/2016	37,000	37,000	-	-	-	(37,000)	-
Noteholder 3	3/8/2016	3/8/2017	50,000	14,000	-	-	(14,000)	-	-
Noteholder 3	5/16/2016	5/16/2017	100,000	100,000	-	-	(22,500)	(77,500)	-
Noteholder 3	7/22/2016	7/22/2017	50,000	50,000	-	33,500	(23,500)	(60,000)	-
Noteholder 3	3/8/2016	3/8/2017	25,000	25,000	-	-	-	(25,000)	-
Noteholder 4	1/19/2016	1/15/2017	131,250	131,250	-	55,432	(60,000)	(126,682)	-
Noteholder 4	3/9/2016	3/8/2017	50,000	50,000	-	-	-	(50,000)	-
Noteholder 5	11/9/2015	11/9/2016	100,000	61,397	-	-	-	(12,500)	48,897
Noteholder 6	11/2/2016	11/2/2017	52,500	52,500	-	-	-	(52,500)	-
Noteholder 7	1/2/2017	8/2/2017	70,000	-	70,000	-	-	(70,000)	-
Totals			$1,404,000	$1,259,397	$70,000	210,403	$(243,529)	$(1,247,374)	$48,897

The following table summarizes all convertible notes payable activity for the year ended December 31, 2016:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2015	Advances	Conversions to Common Stock	Balance, December 31, 2016
Noteholder 1	8/12/2015	8/12/2016	$82,500	$82,500	$-	$(82,500)	$-
Noteholder 1	9/21/2015	9/21/2016	72,450	72,450	14,490	(86,940)	-
Noteholder 1	10/15/2015	10/15/2016	82,500	82,500	-	(82,500)	-
Noteholder 1	11/25/2015	11/24/2016	82,500	82,500	-	-	82,500
Noteholder 1	12/21/2015	12/21/2016	27,000	27,000	-	-	27,000
Noteholder 1	1/15/2016	1/15/2017	131,250	-	131,250	-	131,250
Noteholder 1	3/8/2016	3/8/2017	50,000	-	50,000	-	50,000
Noteholder 1	4/11/2016	4/11/2017	82,500	-	82,500	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	-	82,500	-	82,500
Noteholder 1	4/11/2016	4/11/2017	82,500	-	82,500	-	82,500
Noteholder 1	5/16/2016	5/16/2017	100,000	-	100,000	-	100,000
Noteholder 1	7/22/2016	7/22/2017	50,000	-	50,000	-	50,000
Noteholder 1	8/2/2016	8/2/2017	50,000	-	50,000	-	50,000
Noteholder 2	7/27/2015	7/27/2016	37,000	37,000	-	(37,000)	-
Noteholder 2	11/20/2015	11/20/2016	37,000	37,000	-	-	37,000
Noteholder 3	11/9/2015	11/9/2016	75,000	75,000	-	(75,000)	-
Noteholder 3	3/8/2016	3/8/2017	50,000	-	50,000	(36,000)	14,000
Noteholder 3	5/16/2016	5/16/2017	100,000	-	100,000	-	100,000
Noteholder 3	7/22/2016	7/22/2017	50,000	-	50,000	-	50,000
Noteholder 3	3/8/2016	3/8/2017	25,000	-	25,000	-	25,000
Noteholder 4	1/19/2016	1/15/2017	131,250	-	131,250	-	131,250
Noteholder 4	3/9/2016	3/8/2017	50,000	-	50,000	-	50,000
Noteholder 5	11/9/2015	11/9/2016	100,000	100,000	-	(38,603)	61,397
Noteholder 6	11/2/2016	11/2/2017	52,500	-	52,500	-	52,500
Noteholder 7	11/9/2015	11/9/2016	25,000	25,000	-	(25,000)	-
Totals			$1,708,450	$620,950	$1,101,990	$(463,543)	$1,259,397

Accrued Interest

There was $35,136 and $207,951 of accrued interest due on all convertible notes as of December 31, 2017 and 2016, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion features of the convertible notes payable as discussed in Note 7 – Notes Payable and Convertible Notes Payable for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative liability because the exercise prices of these convertible notes are subject to a variable conversion rate with a floor of $0.02 per share.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

The embedded derivative for the note is carried on the Company’s balance sheet at fair value.  The derivative liability is marked-to-market each measurement period and any unrealized change in fair value is recorded as a component of the income statement and the associated fair value carrying amount on the balance sheet is adjusted by the change.  The Company fair values the embedded derivative using the Black-Scholes option pricing model.  The aggregate fair value of the derivative at the reverse capitalization date as discussed in Note 1- Organization and Description of Business of the convertible notes payable was $1,236,007 which was recorded as a derivative liability on the balance sheet.

As of December 31, 2017 and 2016, the Company had a derivative liability of $574,130 and $1,210,281, respectively and recorded a loss from derivative liability fair value adjustment of $831,341 and a gain of $1,217,271 during the years ended December 31, 2017 and 2016. Additionally, the Company recorded excess value of derivative liabilities upon initial measurement of $144,143 and $333,482 as interest expense during the years ended December 31, 2017 and 2016.  The derivative liability activity comes from convertible notes payable as discussed in Note 7 – Notes Payable and Convertible Notes Payable. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the acquisition of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.05 per share.

A summary of outstanding derivative liabilities as of December 31, 2017 is as follows:

Holder	Derivative Balance
Noteholder 5	$212,381
Option Holder	361,749
Total	$574,130

A summary of outstanding derivative liabilities as of December 31, 2016 is as follows:

Holder	Derivative Balance
Noteholder 1	65,805
Noteholder 1	21,481
Noteholder 1	104,689
Noteholder 1	39,882
Noteholder 1	48,388
Noteholder 1	48,388
Noteholder 1	48,388
Noteholder 1	68,211
Noteholder 2	29,437
Noteholder 3	12,205
Noteholder 3	68,211
Noteholder 3	19,941
Noteholder 4	104,689
Noteholder 4	39,882
Noteholder 5	290,434
Option Holder	200,250
Total	$1,210,281

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

Year ended December 31, 2017
Expected volatility	178% - 334%
Expected term	.01 - 2.25 years
Risk free rate	0.97% - 1.89%
Forfeiture rate	0%
Expected dividend yield	0%

Year ended December 31, 2016
Expected volatility	155% - 871%
Expected term	.19 - 2.54 years
Risk free rate	0.51% - 1.47%
Forfeiture rate	0%
Expected dividend yield	0%

A summary of the changes in derivative liabilities balance for the year ended December 31, 2017 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2016	$1,210,281
Initial measurement of derivative liabilities on new convertible notes payable	328,932
Change in fair value	831,341
Reclassification due to conversion	(1,796,424)
Balance, December 31, 2017	$574,130

A summary of the changes in derivative liabilities balance for the year ended December 31, 2016 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2015	$-
Acquired in reverse recapitalization	1,236,007
Initial measurement of derivative liabilities on new convertible notes payable and options issued	1,919,043
Change in fair value	(1,217,271)
Reclassification due to conversion	(727,498)
Balance, December 31, 2016	$1,210,281

NOTE 9 – STOCK OPTIONS

The following table summarizes all stock option activity for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	17,500,000	$0.180
Granted	21,613,142	0.108
Exercised	-	-
Forfeited	(7,500,000)	(0.180)
Expired	-	-
Outstanding, December 31, 2017	31,613,142	$0.131

The following table discloses information regarding outstanding and exercisable options at December 31, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	2.83	10,833,334	$0.18
0.07	14,113,142	.07	2.49	14,113,142	0.07
	31,613,142	$0.131	2.66	24,946,476	$0.118

The following table summarizes all stock option activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2015	-	$-
Granted	18,500,000	0.224
Exercised	-	-
Forfeited	(1,000,000)	1.00
Expired	-	-
Outstanding, December 31, 2016	17,500,000	$0.180

The following table discloses information regarding outstanding and exercisable options at December 31, 2016:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	3.48	10,833,334	$0.18
	17,500,000	$0.18	3.48	10,833,334	$0.18

On May 31, 2016, the Company issued 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of the issuance vest based on performance milestones which the Company believes is 80% likely of occurring resulting in stock based expense of $558,328 during the year ended December 31, 2016, at which point there was a 50% probability of attainment, and $334,997 during the year ended December 31, 2017 at which point the probability of attainment was updated to 80%. The remaining fair value of the unvested shares of $223,331 will be recognized according to the estimated probability of the performance obligations being achieved.

On July 14, 2016, the Company issued 7,500,000 options as part of its acquisition of TPP. The options were exercisable for a period of three years and carried an exercise price of $0.18 per share. The options carried a ratchet pricing feature whereby they become exercisable at $0.001 per share if the Company’s common stock trades at a price greater than $0.50 per share. The options carried a value of $898,490 which was recorded as a derivative liability as discussed in Note 8 – Derivative Liabilities. On March 31, 2017, the Company, as part of its sale of TPP, cancelled these options and reissued 7,500,000 options that are exercisable for a period of three years and carry an exercise price of $0.18 per share. The options carry a ratchet pricing feature whereby they become exercisable at $0.05 per share if the Company’s common stock trades at a price greater than $0.50 per share.

On June 26, 2017, the Company issued a total of 14,113,142 options to certain officers pursuant to employment agreements executed on that date. The options vested immediately and can be exercised for a period of three years at a price of $0.07. The options were valued using a Black-Scholes model with the following inputs: an exercise price of $0.07, a stock price at the date of valuation of $.055, a risk free rate of 1.36%, lives of 3 years and annual volatility of 885%. Annual volatility is derived by computing daily volatility and multiplying it by the square root of the number of trading days in a typical calendar year The Company recorded an expense of $776,203 related to these options during the year ended December 31, 2017. There is no unrecognized expense associated with these options.

The Company issued 1,000,000 stock options exercisable at $1.00 pursuant to its agreement with Glocal. This agreement was amended on August 9, 2016 in which the option owners forfeited these options. The fair value of the 1,000,000 stock options granted with an exercise price of $1.00 was amortized through the forfeiture resulting in stock based compensation expense of $14,166.

Total stock based compensation expense related to option grants was $1,111,200 and $1,130,818 during the years ended December 31, 2017 and 2016, respectively, leaving an unrecognized expense of $223,331 as of December 31, 2017. In determining the compensation cost of the stock options granted, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model. The assumptions used in these calculations are summarized as follows:

December 31, 2017
Expected term of options granted	3 years
Expected volatility range	885%
Risk-free interest rate	1.36%
Expected dividend yield	0%

December 31, 2016
Expected term of options granted	0 - 5 years
Expected volatility range	778 - 850%
Range of risk-free interest rates	0.82 - 1.41%
Expected dividend yield	0%

As discussed in Note 12 – Stockholders’ Equity, the Company has committed to issue more shares of common stock than it has authorized. The Company does not have available shares in its treasury to issue should option holders choose to exercise. As a result, the values of certain stock options are included in stock based liabilities on the balance sheet and subject to remeasurement at each reporting period.

NOTE 10 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the years ended December 31, 2017 and 2016. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party and the related party payable to Orlando Taddeo for the acquisition of Limecom as described below, amounts scheduled below as “due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at December 31, 2017 and 2016 consisted of the following:

Related party receivable

	December 31, 2017	December 31, 2016
(a) Glocal Card Services	$36,000	$36,000
Total Due from related parties	$36,000	$36,000

Related party payables, net of discounts

	December 31, 2017	December 31, 2016
(b) Due to Next Communications, Inc. (current)	$2,919,615	$2,961,271
(c) Due to Asiya Communications SAPI de C.V. (current)	5,998	95,120
(d) Michael DePrado (current)	99,604	99,604
(e) Orlando Taddeo, net of discount of $72,069 (long term, due on July 21, 2019)	2,535,601	-
(f) Next Cala 360 (current)	7,350	-
Total Due from related parties	$5,568,168	$3,155,995

(a)	Glocal Card Services is our partner in the Glocal Joint Venture
(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer
(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which our Chief Executive Officer holds a substantial interest and is involved in active management.
(d)	Michael DePrado is our Chief Operating Officer
(e)	Amount due to Orlando Taddeo from the acquisition of Limecom
(f)	Next Cala 360, is a Florida corporation established and managed by our Chief Executive Officer.

During the years ended December 31, 2017 and 2016, the Company recorded interest expense of $239,033 and $240,492, respectively, using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 7 – Notes Payable and Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc.  During the year ended December 31, 2017, the outstanding principal and accrued interest totaling $294,923 was agreed to be converted to 8,900,000 shares of common stock. There was $0 and $280,000 of total principal and $0 and $13,321 of interest due at December 31, 2017 and 2016, respectively.

Accounts Receivable, Related Party

The Company had outstanding accounts receivable of $8,545 from a related party as of December 31, 2017 which was due from Next Communications. The accounts receivable arose from the sale of wholesale telecommunications minutes to this entity.

Accounts Payable, Related Party

The Company had outstanding accounts payable of $499,668 to a related party as of December 31, 2017 which was due to Next Communications.

Revenues (Related Party)

The Company generated revenues of $1,019,258 and $17,016 from related parties during the years ended December 31, 2017 and 2016, respectively, as itemized below:

	For the Year Ended December 31,
	2017	2016
Next Communications	$343,241	$-
Asiya Communications SAPI de C.V.	672,224	142
Next Cala 360	3,793	16,874
Total	$1,019,258	$17,016

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Trade payables	$5,067,841	$851,339
Settlements payable	892,431	-
Accrued expenses	699,786	133,892
Accrued interest	40,955	209,771
Accrued salaries and wages	329,037	135,787
Total	$7,030,050	$1,330,789

During the year ended December 31, 2014, a former employee of Pleasant Kids (PLKD), Franjose Yglesias-Bertheau, filed a lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 which is included in accrued salaries as of December 31, 2016. During the year ended December 31, 2017, the Company agreed to enter into a convertible note payable for $70,000 and pay $10,000 cash in exchange for the settled amount. The convertible note payable was converted to shares of common stock under the contractual terms during the year ended December 31, 2017.

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 60,000,000 shares of preferred stock with a par value of $0.001 of which 50,000,000 was undesignated and 10,000,000 as Series B. With the completion of the recapitalization as discussed in Note 2, the outstanding Series A preferred shares were cancelled leaving a balance outstanding of Preferred Series A of -0-.

The Company has 10,000,000 shares of Preferred Stock designated as Series B issued and outstanding. The Series B Preferred Stock is not convertible into Common Stock at any time and is not entitled to dividends of any kind or liquidation, dissolution rights of any kind. The holders of Series B Preferred Stock shall be entitled to 1,000 votes for each share of Series B Stock that is held when voting together with holders of the Common Stock.

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Series D Preferred Stock is reserved for the settlement of dividends payable which were $30,000 as of December 31, 2017 and 2016. The Class D Preferred Stock must be redeemed within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of December 31, 2017 or 2016.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

As discussed in Note 1 – Organization and Description of Business, on January 1, 2016 the Company complated an agreement under which the Company was merged into Pleasant Kids. Due to the nominal assets and limited operations of Pleasant Kids prior to the merger, the transaction was recorded as a reverse recapitalization under the provision of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805 whereby the Company became the accounting acquirer (legal acquiree) and Pleasant Kids was treated as the accounting acquiree (legal acquirer). Through the recapitalization, the Company assumed total net liabilities of $1,032,616.

Common Stock Activity During the Year Ended December 31, 2016

During the year ended December 31, 2016, the Company issued 7,705,966 shares of common stock and committed to issue an additional 800,400 shares of common stock for the conversion of $463,543 of principal of convertible notes payable and 1,041,277 shares for the conversion of $39,689 of accrued interest. The conversions of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. Additionally, the Company issued 450,000 common shares valued at $13,260 as repayment of a non-convertible loan and rescinded 4,000,000 common shares previously issued in connection with the reverse recapitalization discussed in Note 1 – Organization and Description of Business. Common stock issued for services were valued using the close price of the Company’s common stock on the date of issuance as quoted on the OTCBB. The details of certain issuances of common stock are as follows:

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

Common Shares Committed to be Issued for Other Expenses

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

Common Shares Committed to be Issued for Prepayment of Services

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

Summary of common stock activity for the year ended December 31, 2016	Outstanding shares
Balance, December 31, 2015	177,539,180
Recapitalization	44,784,795
Share rescission	(4,000,000)
Shares issued for services	9,274,959
Shares issued as repayment of loan (a)	450,000
Shares issued for acquisition	10,000,000
Shares issued for conversion of convertible notes payable and accrued interest (b)	8,747,243
Balance, December 31, 2016	246,796,177

(a)	Shares issued as repayment of outstanding loan principal of $13,260. The lender did not have conversion rights to convert the principal to common stock. However, the lender agreed to accept shares in lieu of cash repayment.

(b)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 7 – Notes Payable and Convertible Notes Payable.

Common Stock Activity During the Year Ended December 31, 2017

During the year ended December 31, 2017, the Company issued 44,303,668 shares of common stock for the conversion of $1,075,301 of principal of convertible notes payable and 6,468,667 shares for the conversion of $193,960 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. The details of certain issuances of common stock are as follows:

Common Shares Issued for Services

On various dates during the year ended December 31, 2017, the Company issued a total of 3,250,000 common shares for services totaling $286,674 pursuant to various agreements with third parties. The Company valued the common shares using the close price of the stock as listed on the OTCBB on the dates of issuance.

Common Shares Issued for Acquisitions

On October 23, 2017, the Company completed its acquisition of Limecom as discussed in Note 1 – Organization and Description of Business. Pursuant to this agreement, the Company issued 38,000,000 shares of common stock valued at $950,001.

Common Shares Issued for Cash

During the year ended December 31, 2017, the Company accepted common stock subscription agreements from investors for common stock at $0.0256 per share. Pursuant to these agreements, the Company issued a total of 2,500,000 shares of common stock resulting in cash proceeds to the Company of $64,000.

Issuance of Common Stock Previously Committed to be Issued

During the year ended December 31, 2017, the Company issued a total of 800,400 shares of common stock that were committed to be issued during the year ended December 31, 2016. Additionally, the Company reclassified the value of an additional 1,629,106 shares of common stock committed to be issued during the year ended December 31, 2016 to a liability as of December 31, 2017.

Summary of common stock activity for the year ended December 31, 2017	Outstanding shares
Balance, December 31, 2016	246,796,177
Shares issued for services	3,250,000
Shares issued committed to be issued during prior year	800,400
Shares issued for acquisition	38,000,000
Shares issued for cash	2,500,000
Shares issued for conversion of convertible notes payable and accrued interest (a)	50,772,335
Balance, December 31, 2017	342,118,912

(a)

Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 7 – Notes Payable and Convertible Notes Payable.

The Company has 342,118,912 common shares issued and outstanding and 46,280,798 common shares committed to be issued, of which 11,428,572 were subscribed for cash, as of December 31, 2017. The Company authorized common shares of 360,000,000 resulting in a commitment of common shares in excess of authorized totaling 28,399,710.

Due to the shortfall in authorized common shares, the Company carries the fair value of the common shares committed not yet issued as a stock based liability. The value of the unissued shares are subject to fair value measurement at each reporting period. As of December 31, 2017, stock based liabilities consisted of:

	Number of Common Shares and Common Share Equivalents	Fair Value
Common stock to be issued (1)	34,852,226	$2,021,429
Options to purchase common stock (2)	24,113,142	941,843
Totals	58,965,368	$2,963,272

(1)	Includes 13,804,809 common shares committed to be issued in connection with our acquisition of Limecom as discussed in Note 1 Organization and Description of Business.
(2)	Excludes 7,500,000 options with ratchet pricing features included in derivative liabilities

As of December 31, 2017, the Company did not have adequate authorized common shares to fulfill its obligations under certain agreements. Specifically, the Company has committed to issue common shares in excess of authorized totaling 28,399,170; has 31,613,142 options to purchase common stock issued of which 24,946,476 are exercisable and has outstanding convertible notes payable and accrued interest the holders of which have the right to convert into 7,932,584 shares of common stock as of December 31, 2017. Total common stock and common stock equivalents in excess of the Company’s authorized common shares are summarized as follows:

Committed shares beyond authorized	28,399,170
Stock options granted	31,613,142
Convertible notes payable and accrued interest	7,932,584
Total	67,944,896

The Company is actively working to remedy the common shares committed to be issued beyond its total authorized  and is currently assessing increasing the authorized common shares or effective a reverse stock split.

NOTE 13 – CUSTOMER CONCENTRATION

The Company generated approximately 65% of its revenues for the year ended December 31, 2017 from four separate customers. The Company did not have any one customer account for more than 10% of its revenues during the year ended December 31, 2016.

As of December 31, 2017, three separate customers accounted for approximately 78% of the Company’s total accounts receivable. No single customer accounted for more than 10% of the outstanding accounts receivable as of December 31, 2016.

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

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reaches $750,000,000. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent loss as of December 31, 2017 or 2016 as a result.

On October 14, 2014, one of our operating subsidiaries, NxtGn Inc., and Next Communications, Inc., an entity controlled by our CEO, (collectively the “Plaintiffs”) filed suit in the United States District Court for the Southern district of New York against Viber Media, Inc. (“Viber”).  Plaintiffs filed an Amended Complaint asserting four claims: misappropriation of a business idea, misappropriation of trade secrets, breach of contract, and unjust enrichment.  Viber moved the Court to dismiss the Amended Complaint.  On March 30, 2016, U.S. District Judge Richard Sullivan issued an opinion and order on Viber’s motion to dismiss.  Specifically, Judge Sullivan ordered that Viber’s motion to dismiss is granted on Plaintiffs’ misappropriation of a business idea claim, but denied as to their misappropriation of trade secrets, breach of contract, and unjust enrichment claims. The Company has not accrued any gains associated with this case as it would be a contingent gain and recorded when received.

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorneys fees and costs totaling $527,782 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of December 31, 2017 given the pre-mature nature of the motion.

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of December 31, 2017 or 2016 as a result.

During the year ended December 31, 2014, a former employee of Pleasant Kids (PLKD), Franjose Yglesias-Bertheau, filed lawsuit against PLKD claiming unpaid wages of $622,968 and was initially awarded that amount in a judgement. However, the judgement was later revised and the Company settled for $80,000 in March 2017 which is included in accrued salaries as of December 31, 2016. During the year ended December 31, 2017, the Company agreed to enter into a convertible note payable for $70,000 and pay $10,000 cash in exchange for the settled amount. The convertible note payable was converted to shares of common stock under the contractual terms during the year ended December 31, 2017.

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). The Company believes the amended case is without merit and that, per its agreement to sell its interest in TPP, any claims brought against AIM or TPP would be the responsibilities of the current interest holders. Due to the original suit being filed against AIM and amended to include the Company after it disposed of its interest in TPP, which had a controlling interest in AIM, we believe it likely the Company and its subsidiaries will be dismissed as defendants.

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473,264 related to the FranjoseYglesias-Bertheau filed lawsuit against PLKD listed above. Even though NGH made the agreed payment of $10,000.00 on and issued 3,600,720 shares as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which NGH claims are without merit because they received full compensation as agreed. NGH is in the process of defending itself against these claims.

During 2016, the Limecom had disputed accounts payable with three (3) carriers, which the Company entered into separate settlement agreements, totaling approximately $1,147,000. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. The Company assumed a total of $676,563 of this liability on October 23, 2017 as part of its acquisition of Limecom and made repayments totaling $10,000 during the period of acquisition to December 31, 2017. The remaining outstanding principal balance of these settlement agreements amounted to approximately $666,563 as of December 31, 2017, of which $546,563 is current and included in accrued liabilities and $120,000 is long term and represented by other long term liabilities.

On October 23, 2017, the Company assumed a settlement liability Limecom had entered into with American Express as part of its acquisition as discussed in Note 1 – Organization and Description of Business. As of the date of acquisition, there was a total outstanding balance of $995,158. The Company made repayments totaling $102,727 from the period of October 23, 2017 to December 31, 2017 leaving a remaining balance due of $892,431 as of December 31, 2017. The balance due is included in accrued liabilities as of December 31, 2017.

The Company maintains office space on a month to month basis and has no long term leases in effect.

NOTE 15 – INCOME TAXES

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2017.

IRC Section 382 potentially limits the utilization of NOLs and tax credits when there is a greater than 50% change of ownership. The Company has not performed an analysis under IRC 382 related to changes in ownership, which could place certain limits on the company’s ability to fully utilize its NOLs and tax credits. The Company’s has added a note to its financial statements to disclose that there may be some limitations and that an analysis has not been performed. In the interim, the Company has placed a full valuation allowance on its NOLs and other deferred tax items.

We recognized income tax benefits of $1,087,096 and $0 during the years ended December 31, 2017 and 2016. The income tax benefit recognized during the year ended December 31, 2017 is the result of releasing a portion of the Company’s valuation allowance against its deferred tax asset equal to the amount of net deferred tax liability assumed with our acquisition of Limecom as discussed in Note 16 – Acquisitions. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.58% to 23.58%. The change in blended tax rate reduced the 2017 net operating loss carry forward deferred tax assets by approximately $0.4 million.

The SEC has issued guidance in Staff Accounting Bulletin No. 118 that allows for a measurement period of up to one year after the enactment date of the 2017 Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2017 or 2016 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Year Ended December 31,
	2017	2016
Income tax provision at the federal statutory rate	34.00%	34.00%
Effect of permanent differences between book and tax net losses	(50.50)%	(30.26)%
Change in valuation allowance	96.70%	(7.31)%
Change in federal income tax rate	(21.30)%	-%
Other	2.90%	-%
State taxes, net of federal benefit	(1.80)%	3.57%
Effect on operating losses	60.00%	0.00%

Net deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carry forward	$969,140	$629,633
Depreciation and gains on fixed asset disposals	437	-
Non-deductible changes in compensation costs	72,952	-
Stock option expense	568,352	-
Gain on fair value measurement of outstanding equity awards	(125,914)	-
Amortization of intangible assets	(742,393)	-
Valuation allowance	(742,574)	(629,633)
Net deferred tax asset	-	-

The net federal operating loss carry forward will begin expire in 2036. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 16 – ACQUISITIONS

Limecom (2017)

As discussed in Note 1 – Organization and Description of Business Company completed its acquisition of Limecom on October 23, 2017 for total payables net of discounts of $2,631,578 and 51,804,809 shares of common stock valued at $1,295,120 for total consideration of $3,926,698. Limecom operates in the wholesale telecommunications space. As part of the acquisition, the Company assumed net liabilities of $407,016 at fair value and identifiable intangible assets totaling $3,000,000, resulting in goodwill of $1,333,713. Net liabilities assumed consisted of the following:

Cash	$139,421
Accounts receivable	13,488,194
Accounts receivable, related party	370,028
Other receivable	207,642
Prepaid expenses and other current assets	927,398
Website	7,187
Related party receivable	120,000
Accounts payable and accrued liabilities	(13,713,901)
Accounts payable, related party	(685,892)
Deferred tax liability	(1,087,096)
Other long term liabilities	(179,996)
Net liabilities assumed	(407,015)

Fair value of shares issued and committed to be issued	1,295,120
Initial cash payable	920,670
Note payable, net of discount of $96,092	1,710,908
Total consideration	3,926,698
Identifiable intangible assets	(3,000,000)
Goodwill recorded	$1,333,713

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of client relationships which had an estimated fair value of $3,000,000. The intangible asset was measured at fair value using an income approach that discounts expected future cash flows to present value. The Company will amortize the intangible assets on a straight line basis over their expected useful life of 84 months. Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Client relationships	$3,000,000	84
Total	$3,000,000	84

Pro Forma Information (Unaudited)

The unaudited pro forma information for the years ended December 31, 2017 and 2016 presented below include the effects of the Limecom acquisition had it been consummated on January 1, 2016 with adjustments to give effect to pro forma events that are directly attributable to the acquisitions. These adjustments are based upon information and assumptions available to us at the time of filing this Annual Report on Form 10-K. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	For the Year Ended December 31,
	2017	2016
Revenue	$130,987,515	$125,984,453
Cost of revenue	125,392,733	123,837,526
Gross margin	5,594,782	2,146,927

Operating expenses	6,224,733	10,189,571
Loss from operations	(629,951)	(8,042,644)

Other expense	(211,942)	(484,951)
Net loss before income tax benefit	$(841,893)	$(8,527,595)

Net loss per share, basic and diluted	$(0.00)	$(0.04)

Tel3 (2016)

As discussed in Note 1 – Organization and Description of Business Company completed its acquisition of Tel3 on August 9, 2016 from a related party for cash considerations of $10. Tel3 was formally a business segment of an existing wholesale calling minutes company and not a legal separate business entity. Initially, Tel3 was acquired by the Company’s CEO from the seller in a private transaction. Our CEO subsequently sold its interest in the business to the Company for minimal cash considerations. Tel 3 was merged into M&M, a subsidiary of the Company, effective January 1, 2017. As part of the acquisition, the Company assumed net liabilities of $780,137 whose book values equaled fair values at the time of acquisition. The Company did not record goodwill for the amount of consideration in excess of the fair values of net liabilities assumed due to the acquisition being from a related party. The excess instead was recorded as a reduction to additional paid-in capital. Net liabilities assumed consisted of the following:

Cash	$45,235
Prepaid expenses	6,728
Accounts payable	(76,294)
Customer deposits	(755,806)
Net liabilities assumed	(780,137)

Cash paid	10
Total consideration	10
Excess recorded as a reduction of additional paid-in capital	$780,147

Pro Forma Information (Unaudited)

The unaudited pro forma information for the years ended December 31, 2016 and 2015 presented below include the effects of the Tel3 acquisition had it been consummated on January 1, 2015 with adjustments to give effect to pro forma events that are directly attributable to the acquisitions. These adjustments are based upon information and assumptions available to us at the time of filing this Annual Report on Form 10-K. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

	Year ended December 31,
	2016	2015
Revenue	$2,491,082	$3,372,919
Cost of sales	2,157,492	2,509,979
Gross margin	333,590	862,940

Operating expenses	8,134,108	1,971,263
Loss from operations	(7,800,518)	(1,108,323)

Other income	(534,760)	30,000
Net loss	$(8,335,278)	$(1,078,323)

Net loss per share, basic and diluted	$(0.04)	$(0.01)

Transaction Processing Products, Inc. (2016)

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

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this report on Form 10-K. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements, except for the following:

Common Stock Issuances and Convertible Note Settlement

On January 9, 2018, the Company issued 3,443,847 shares of common stock previously committed to be issued for its acquisition of Limecom, Inc. Additionally, on February 7, 2018, the Company issued a total of 11,428,572 shares of common stock previously committed to be issued for cash received during the year ended December 31, 2017.

On January 12, 2018, the Company settled a convertible note payable outstanding for a cash payment of $30,000 and the issuance of 600,000 shares of common stock. The common stock carried a total value of $26,640 on the date of issuance resulting in total consideration of $56,640. There was $48,897 of principal and accrued interest of approximately $30,000 outstanding at the time of settlement.

Entry into Material Service Agreements

On February 15, 2018, the Company entered into Service Agreements with COMTEL DIRECT, LLC D.B.A. MSG TELCO (“MSG”) and Wiztel USA, Inc (“Wiztel”).

NXGH’s Agreement with MSG will be compensated in stock for MSG supplying NXGH with up to $50 million gross revenue of wholesale telecommunications services (the “Services”) with a minimum of 2.5% margin over a 1 year period starting from date of the agreement with the possibility for an additional $50 million gross revenue of wholesale telecommunications services (the “Additional Services”) during the same 1 year term (the “Term”). If the parties have not reached $100 million in Gross Revenue upon expiration of the Term, this Agreement will automatically be extended for an additional 60 days. Any additional term extension must be agreed by both parties in writing. Either Party may terminate this Agreement with respect to a material breach incapable of cure within thirty (30) days after written notice, or if the other party (a) becomes insolvent or admits its inability to pay its debts generally as they become due; (b) becomes subject, voluntarily or involuntarily, to any proceeding under any domestic or foreign bankruptcy or insolvency law, which is not fully stayed within seven business days or is not dismissed or vacated within 45 days after filing; (c) is dissolved or liquidated or takes any corporate action for such purpose; (d) makes a general assignment for the benefit of creditors; or (e) has a receiver, trustee, custodian or similar agent appointed by order of any court of competent jurisdiction to take charge of or sell any material portion of its property or business. NXGH must continue to file its SEC 10-Q and 10-K reports.

NXGH will have the right to accept or reject the telecommunications traffic provided by MSG in NXGH’s sole discretion. For the initial $50 million in Gross Revenue or any part thereof provided through MSG, NXGH will issue one (1) Restricted NXGH Common Share for each $10 in Gross Revenue on a quarterly basis during the 12 months from the Effective Date. The Parties agree that after the initial $50 million in Gross Revenue has been achieved, for the remainder of the 1 year period, Contractor will receive (1) Warrant for each $10 in Additional Gross Revenue, up to 5 million warrants of the Company. Each warrant is exercised to purchase 1 restricted NXGH common share at $0.10 per share exercisable for a period of two (2) years from the date that each warrant is issued to MSG. NXGH shall reserve a total of 10 million authorized but unissued Shares required to meet the contemplated commitment. Shares and Warrants will be deemed “restricted securities” as defined under Rule 144(a)(3) of the Securities Act of 1933, as amended. The process to calculate and deliver the shares and warrants is detailed in the agreement.

Under NXGH’s Agreement with Wiztel, Wiztel will be compensated in stock for supplying NXGH with up to $50 million gross revenue of wholesale telecommunications services (the “Services”) with a minimum of 2.5% margin over a 1 year period starting from date on the agreement. Wiztel will charge NXGH a total of $10.00 for the Services in addition to the 5 million shares of restricted NXGH stock. Upon reaching the milestone of $50 million in gross revenue within 1 year, Wiztel will receive 5 million restricted shares of NXGH. Wiztel will receive the 5 million shares of NXGH restricted stock 30 days after NXGH certifies that NXGH has received the $50 million in gross revenue with a minimum of 2.5% profit within the one (1) year period. In the event that Wiztel does not provide the minimum $50 million in revenue exclusive of taxes, at a 2.5% profit to NXGH, Wiztel understands that Wiztel will only be entitled to receive a pro rata number of shares as relates to the 5 million shares of restricted NXGH common stock. That the pro rata number of shares will be determined by NXGH. Either Party may terminate this agreement with 120 days written notice. If this Agreement is terminated by NXGH without cause prior to completion of the Services but where the Services have been partially performed, Wiztel will be entitled to pro rata payment of the Compensation to the date of termination provided that there has been no breach of contract on the part of Wiztel.

Entrance into Non-Binding Letter of Intent

On February 26, 2018, the Company signed a non-binding letter of intent with Cima Telecom, Inc. (“Cima”) agreeing that both parties will confirm the basic terms upon which NextGroup shall move forward in the negotiation of definitive agreements to license the Knetic and Auris technology platforms owned by Cima, in exchange for equity securities in NextGroup.

Cima intends to grant NextGroup a fully paid, royalty-free, world-wide, perpetual, non-sublicensable license (the “License”) to utilize the Auris and Knetic platforms and intellectual properties included in such platforms for the Financial Technology (“FINTECH”) worldwide vertical markets. The License to be granted shall be exclusive for use within the FINTECH space, which for purposes of the License shall be defined as “connecting banking and prepaid card usage. Cima will agree to not license the Platforms to any other person or entity for use within the FINTECH space. Rather, NextGroup shall have the right to grant its customers, and its customers’ end-users, access to the services provided by the platforms. NextGroup may transfer the License to any subsidiaries or affiliates provided that NextGroup shall not have the right to sell, assign, sub-license, or convey the License or Platforms to any third-parties.

As consideration for the License, NextGroup intends to convey to Cima shares of capital stock of NextGroup comprising an ownership interest of twenty-five percent (25%) of the issued and outstanding equity securities of NextGroup, based upon NextGroup’s valuation of Fifty Million Dollars ($50,000,000). Prior to closing, the Company will be required to increase its authorized common stock or effect a reverse stock split to have adequate common shares to issue. Cima and NextGroup anticipate that the closing of the Transaction (the “Closing”) will take place as soon as reasonably practicable, and will work towards a Closing to occur within sixty (60) days of the execution and delivery of this Letter by the Parties. Simultaneously with the Closing, Cima will deliver the source code for the Platform to an escrow agent, to hold in escrow subject to the terms and conditions of an escrow agreement in a form acceptable to Cima (the “Escrow Agreement”).

NextGroup and Cima intend to enter into a definitive purchase agreement (“Purchase Agreement”) incorporating the terms and conditions of this Letter relating to the acquisition of the Shares, and such customary representations, warranties, covenants and conditions, including indemnification provisions, confidentiality provisions, and other customary provisions for Purchase Agreements of this type which are reasonably acceptable to the parties.

Cima and NextGroup intend to execute certain instruments and documents ancillary to the Purchase Agreement (the “Ancillary Documents”), which set forth and govern the rights, preferences, and restrictions relating to Cima’s ownership interest in, and the operation of, NextGroup, including, without limitation: (i) standard financial reporting and information rights; (ii) voting rights; and (iii) the right to request that the shareholders of NextGroup elect one (1) director selected by Cima to NextGroup’s board of directors (the “Board”), and if the shareholders do not elect such individual to the Board, then the right to require NextGroup’s management to present a proxy to its shareholders recommending that the director selected by Cima be elected to the Board. The Ancillary Documents may include, without limitation, an amended and restated certificate of incorporation, amended and restated by-laws, voting agreement, investors’ rights agreement, and such other documents and instruments reasonable necessary to effectuate the Transaction.

NextGroup and Cima further intend to execute an exclusive license agreement (“License Agreement”), memorializing the worldwide License of the Platforms, and an agreement governing the administration of the Platforms (the “Administration Agreement”). Additionally, NextGroup and Cima intend to execute a software maintenance and support agreement (“Maintenance Agreement”, collectively, with the Escrow Agreement, License Agreement, and Administration Agreement, the “Platform Agreements”), commencing as of the Closing of the Transaction and continuing for a period of four (4) years thereafter, pursuant to which Cima will provide certain maintenance and support services to NextGroup in connection with the Platform, and NextGroup will pay Cima Three Million Five Hundred Thousand Dollars ($3,500,000), as follows: (a) year-one: Five Hundred Thousand Dollars ($500,000), paid over the second (2nd) six-month period of the year; (b) year-two: Five Hundred Thousand Dollars ($500,000); (c) year-three: One Million Dollars ($1,000,000); and (d) year-four: One Million Five Hundred Thousand Dollars ($1,500,000.00). The agreed upon maintenance and support services costs set forth above will not be increased by Cima during the term of the Maintenance Agreement.

The execution and delivery of the Purchase Agreement, Ancillary Documents, and Platform Agreements are material conditions of the Transactions, and shall be delivered at Closing.

The terms and conditions of the Transactions will be subject to and conditioned upon: (i) Cima’s complete and reasonable investigation and analysis of NextGroup and its businesses (the “Due Diligence Investigation”); (ii) the Parties negotiating and signing a definitive Purchase Agreement, Ancillary Documents, and Platform Documents(including any conditions set forth therein); and (iii) the Parties obtaining all third party consents and approvals, if any, necessary for Cima’s acquisition or receipt of the Shares (“Third Party Consents”).

Each party hereto will bear its own costs and expenses in connection with the transactions contemplated in this transaction, including the costs and expenses of accountants, lawyers and advisors.

(b)	Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

38

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.

By:	/s/ Arik Maimon
Arik Maimon, Chief Executive Officer
Date: June 4, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chief Executive Officer and Director	June 4, 2018
Arik Maimon

/s/ Michael Naparstek	Chief Financial Officer	June 4, 2018
Michael Naparstek

/s/ Michael DePrado	President and Director	June 4, 2018
Michael DePrado

/s/ Adiv Baruch	Director	June 4, 2018
Adiv Baruch

/s/ Natali Dadon	Director	June 4, 2018
Natali Dadon