Form 10-Q
period 2018-03-31
NEXT GROUP HOLDINGS, INC.
filed 2018-06-04
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: MARCH 31, 2018

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 4, 2018, the issuer had 357,591,331 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT GROUP HOLDINGS, INC

Table of Contents

Pages

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 20

NEXT GROUP HOLDINGS, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$37,846	$92,714
Accounts receivable, net	6,045,693	7,623,197
Accounts receivable, related party	10,221	8,545
Prepaid expenses and other current assets	534,292	74,365
Related party receivable	36,000	36,000
Other receivable	50,641	100,000
Total current assets	6,714,693	7,934,821

Equipment, net of accumulated depreciation	19,303	5,608
Intangible assets, net of accumulated amortization	2,828,615	2,935,757
License fee, net of accumulated amortization	13,889	34,722
Investments	250,000	250,000
Goodwill	1,333,713	1,333,713

Total assets	$11,160,213	$12,494,621
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,404,276	$7,030,050
Accounts payable, related party	1,310,712	499,668
Dividends payable	30,000	30,000
Deferred revenue	654,173	685,905
Loan payable	75,000	75,000
Convertible notes payable, net of discounts and debt issue costs	-	48,897
Derivative liability	133,998	574,130
Related party payables	3,035,283	3,032,567
Notes payable, current	25,000	71,048
Stock based liabilities	1,214,328	2,963,272
Total current liabilities	11,882,770	15,010,537

Related party payables, net of discounts	2,571,635	2,535,601
Other long term liabilities	120,000	120,000
Total liabilities	14,574,405	17,666,138

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock subscribed	-	400,000
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	10,000	10,000
Series D mandatorily redeemable preferred stock, $0.001 par value, designated 36,000,000; none issued or outstanding	-	-
Common stock authorized 360,000,000 shares, $0.001 par value; 357,591,331 and 342,118,912 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	357,591	342,119
Additional paid in capital	9,839,195	9,213,865
Accumulated deficit	(12,983,815)	(14,207,568)
Accumulated other comprehensive income	-	(300,000)
Total Next Group Holdings, Inc. stockholders’ deficit	(2,777,029)	(4,541,584)

Non-controlling interest in subsidiaries	(637,163)	(629,933)
Total stockholders deficit	(3,414,192)	(5,171,517)
Total liabilities and stockholders’ deficit	$11,160,213	$12,494,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NEXT GROUP HOLDINGS, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2018	2017
		(Restated)
Revenue	$17,750,276	$496,798
Revenue, related party	2,247,944	3,793
Total revenue	19,998,220	500,591

Cost of revenue	19,258,475	335,257
Gross profit	739,745	165,334

Operating expenses
Officer compensation	135,192	216,166
Professional fees	300,358	491,284
General and administrative	435,006	96,892
Total operating expenses	870,556	804,342

Loss from operations	(130,811)	(639,008)

Other income (expense)
Other income	-	868
Other expense	(24,950)	-
Interest expense	(402,582)	(359,242)
Gain (loss) on derivative liability	413,206	(414,037)
Gain on extinguishment of debt	98,611	-
Gain on fair value of stock based liabilities	1,562,482	-
Total other income (expense)	1,646,767	(772,411)

Income (loss) from continuing operations	1,515,956	(1,411,419)

Loss from discontinued operations	-	(327,800)

Net income (loss) before income taxes	1,515,956	(1,739,219)

Income taxes	-	-

Net income (loss) before controlling interest	1,515,956	(1,739,219)
Net loss attributable to non-controlling interest	7,797	9,774
Net income (loss) attributable to Next Group Holdings, Inc.	$1,523,753	$(1,729,445)

Net income (loss) per basic share	$0.00	$(0.01)
Net income (loss) per diluted share	$0.00	$(0.01)

Weighted average number of basic common shares outstanding	352,513,465	251,635,971
Weighted average number of diluted common shares outstanding	383,667,839	251,635,971

NEXT GROUP HOLDINGS, INC

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2018	2017
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$1,515,956	$(1,739,219)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	-	338,200
Stock based compensation	-	111,666
Imputed interest	59,757	59,758
Gain on conversion of debt	(98,612)	-
Debt discount amortization	36,034	222,064
Gain on derivative fair value adjustment	(413,206)	414,037
License fee amortization	20,833	20,834
Amortization of debt issue costs	-	9,500
Loss on disposal of business	-	327,800
Gain on fair value of stock based liabilities	(1,562,482)	-
Depreciation expense	405	-
Amortization of intangible assets	107,142	-
Changes in Operating Assets and Liabilities:
Accounts receivable	1,577,504	(2,877)
Accounts receivable, related party	(1,676)	-
Prepaid expenses	(459,927)	42,258
Other receivable	49,359	-
Accounts payable	(1,595,835)	141,384
Accounts payable, related party	811,044	-
Deferred revenue	(31,732)	15,793
Net Cash Provided by (Used in) Operating Activities	14,564	(38,802)

Cash Flows from Investing Activities:
Purchase of equipment	(14,100)	-
Net Cash Used in Investing Activities	(14,100)	-

Cash Flows from Financing Activities:
Bank overdraft	-	33
Repayments of notes payable	(46,048)	-
Repayments of convertible notes	(12,000)	-
Proceeds from related party loans	3,000	-
Repayments of related party loans	(284)	(100,040)
Net Cash Used in Financing Activities	(55,332)	(100,007)

Net Decrease in Cash	(54,868)	(138,809)
Cash at Beginning of Period	92,714	256,302
Cash at End of Period	$37,846	$117,493

Supplemental disclosure of cash flow information
Cash paid for interest	$335,885	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as related party loan and accrued interest repayment	$-	$294,923
Common stock issued for conversion of convertible note principal	$26,640	$97,069
Common stock issued for conversion of convertible accrued interest	$-	$10,031
Common stock issued for settlement of stock based liabilities	$154,973	$-
Common stock issued for settlement of common stock subscribed	$400,000	$-

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

On January 1, 2016, NGH completed an Agreement and Plan of Merger (the “Merger Agreement”) with Pleasant Kids, Inc. (“Pleasant Kids”) and its wholly owned subsidiary, NGH Acquisition Corp. (“Acquisition Sub”), pursuant to which NGH merged with Acquisition Sub and Acquisition Sub was then merged into PLKD effective January 1, 2016. Under the terms of the Merger Agreement, the NGH shareholders received shares of PLKD common stock such that the NGH shareholders received approximately 80% of the total common shares and 100% of the preferred shares of PLKD issued and outstanding following the merger. Due to the nominal assets and limited operations of PLKD prior to the merger, the transaction was accorded reverse recapitalization accounting treatment under the provision of Financial Accounting Standards Board Accounting Standards (“FASB”) Codification (“ASC”) 805 whereby NGH became the accounting acquirer (legal acquiree) and PLKD was treated as the accounting acquiree (legal acquirer). The historical financial records of the Company are those of the accounting acquirer (NGH) adjusted to reflect the legal capital of the accounting acquiree (PLKD). As the transaction was treated as a recapitalization, no intangibles, including goodwill, were recognized. Concurrent with the effective date of the reverse recapitalization transaction, the Company adopted the fiscal year end of the accounting acquirer of December 31.

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

On July 22, 2016, the Company completed its acquisition of Transaction Processing Products, Inc. (“TPP”) which has a 64% interest in Accent InterMedia, LLC (“AIM”) and no other assets or liabilities. The Company disposed of TPP during the year ended December 31, 2017.

On August 10, 2016, M&M, a wholly owned subsidiary of the Company, closed the acquisition of Tel3 from a related party. Tel3 provides prepaid calling cards to consumers directly and operates in a complimentary space as M&M. Tel3 was originally acquired by the Company’s CEO in a private transaction and sold to the Company for $10 cash. See

On October 23, 2017, the Company closed the acquisition of Limecom, Inc. (“Limecom”). Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company (“LLC”) on November 21, 2014 and known as Limecom LLC. On September 29, 2015, Limecom converted to a Florida C-Corporation.

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

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution LLC in which it holds a 51% interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period beginning December 2017. Fisk Holdings, LLC will contribute 30,000 active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general purpose reloadable cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. There has been no activity in or cash contributions to this entity since formation.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto and other pertinent information contained in our annual report on form 10-K as filed with the Securities and Exchange Commission. The unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2018 are not necessarily indicative of the consolidated results of operations or cash flows to be expected for any future period or for the year ending December 31, 2018.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, stock based compensation, collectability of loans receivable, potential impairment losses of intangible assets and fair value calculations related to embedded derivative features of outstanding convertible notes payable.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of March 31, 2018 or December 31, 2017. The Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

Revenue recognition

The Company follows ASC 606 of the FASB Accounting Standards Codification for revenue recognition. Adoption of ASC 606 did not have a significant impact on the Company’s financial statements. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. Revenue is recognized net of allowances for returns and any taxes collected from customers, which are subsequently remitted to governmental authorities. The Company primarily generates revenues through the sale of prepaid calling minutes to consumers through its Tel3 division and the sale of wholesale telecom minutes through its Limecom subsidiary. While the Company collects payment for prepaid consumer minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer or upon the forfeiture of minutes with forfeitures occurring after 12 consecutive months of non-use.

Consumer Prepaid Minutes Revenues

The Company recognizes revenues from the sale of prepaid telecommunications minutes directly to consumers at the retail level. While the Company collects payment for prepaid consumer minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer or upon the forfeiture of minutes with forfeitures occurring after 12 consecutive months of non-use. Generally, consumers will prepay a fixed dollar amount then consume the prepayment upon making telephone calls on the Company’s telecommunications network. Revenues from direct to consumer retail sales were $411,223 and $500,591 during the three months ended March 31, 2018 and 2017, respectively.

Wholesale Telecommunications Revenues

The Company recognizes revenues from the brokering of sales of minutes from one telecommunications carrier to another. The Company receives an order for a defined number of minutes to a defined geographic region at which point it sources those minutes and purchases them with an immediate resale to the customer. Revenues from wholesale telecommunications minutes were $19,586,997 and $0 during the three months ended March 31, 2018 and 2017, respectively.

Significant Judgments

The Company’s contracts with consumers and telecommunications wholesalers can include promises to transfer multiple products and services. Determining whether multiple products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The Company’s retail products are sold with a limited right of return and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table presents the changes in deferred revenue for the three months ended March 31, 2018:

Deferred Revenue
Balance at December 31, 2017	$685,905
Deferred revenue	379,491
Recognition of deferred revenue	(411,223)
Balance at March 31, 2018	$654,173

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $654,173 as of March 31, 2018, of which the Company expects to recognize 100% of the revenue over the next 12 months.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has elected to immediately expense contract acquisition costs that would be amortized in one year or less. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. There were no capitalized contract acquisition costs as of March 31, 2018.

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

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2018	321,429
2019	428,571
2020	428,571
2021	428,571
2022	428,571
Thereafter	792,902
Total	$2,828,615

Amortization expense was $107,143 and $0 for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for each period is included in cost of revenue.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. There was no impairment losses recorded to long-lived assets during the three months ended March 31, 2018 or 2017.

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

Except as discussed in Note 5 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of March 31, 2018 or December 31, 2017.

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

At March 31, 2018, the Company had one outstanding convertible note payable with conversion rights that are exercisable. The amount of outstanding principal on this convertible note is $0 plus accrued interest of $5,326 for total convertible debts as of March 31, 2018 of $5,326 representing 455,215 new dilutive common shares if converted at the applicable rates. Additionally the Company has committed to issue a total of 30,699,159   shares of common stock for the settlement of a related party note payable and services which are not yet issued or outstanding. The effects of this note and total common shares committed to be issued have been included in net income per diluted share for the three months ended March 31, 2018.

At March 31, 2017, the Company had eighteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $1,179,828 plus accrued interest of $261,537 for total convertible debts as of March 31, 2017 of $1,441,365 representing 76,304,181 new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded in net income per diluted share for the three months ended March 31, 2017 as the impacts would be antidilutive due to the Company recording a net loss for the period.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

As discussed in the report on form 8K filed on May 18, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock.  Pursuant to the dividend, the special stock dividend will be distributed to owners of the Company’s common stock as of the record date in a ratio of one share of Class D Redeemable Preferred Stock   for every 1 share of common stock owned as of the record date.  The Company originally had set the record date as June 10, 2016 but was later modified to July 22, 2016. The Class D Preferred Stock must be redeemed within six months within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia, Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). The Designation fixes the redemption price of each share of class D Preferred stock as the greater of par value or the amount obtained by dividing (a) 9.03 percent of the net proceeds to the Corporation of the Lawsuit after payment of fees and expenses incurred in connection with such law suit and the resolution of  any creditor claims against Next Communications and all taxes on net income accrued or paid with respect to such amount, by (b) the total number of shares of Class D Preferred stock issued and outstanding as of the Redemption Date, which amount shall be rounded to the nearest whole cent.

The Company has accrued common stock dividends payable of $30,000 as of March 31, 2018 and December 31, 2017 as the Class D Preferred Stock has yet to be issued for the dividend.

Stock-Based Compensation

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of subtopic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”) and subtopic 718-20 for awards classified as equity to employees.

Derivative Liabilities

The Company records a debt discount related to the issuance of convertible debts that have conversion features at adjustable rates. An instrument determined to be a derivative liability is recorded at fair value with a debt discount being recorded up to the face value of the related convertible note payable with any excess value being recognized as a day one loss on initial measurements of derivative liabilities. The debt discount is amortized as interest expense over the life of the convertible notes. Changes in value of the derivative liabilities that result from conversions of the underlying instrument to common stock are written off to earnings.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provides an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company had an allowance for doubtful accounts of $20,000 and $20,000 as of March 31, 2018 and December 31, 2017, respectively.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $13,889 and $34,722 as of March 31, 2018 and December 31, 2017, respectively.

Investments

The Company accounts for equity investments under ASC 321. Equity investments with a readily determinable market price are measured at fair value as of the date of the financial statements with any unrealized gains or losses being recognized in current period income or loss.

During the year ended December 31, 2017, the Company acquired 50,000 shares of common stock of Green Spirit Industries, a publicly held company, as a referral fee. The total value of the common shares was recorded as other income using the price of the common stock as quoted on Nasdaq on the date received resulting in other income of $550,000. At December 31, 2017, the Company marked the value of the shares to fair value resulting in an unrealized loss of $300,000 being recorded as other comprehensive loss for the year ended December 31, 2017. There was no change in the fair value of the shares during the three months ended March 31, 2018. The fair value of the common shares, as quoted by Nasdaq, as of March 31, 2018 and December 31, 2017 was $250,000 and $250,000, respectively.

On January 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU) 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company’s adoption of ASU 2016-01 resulted in an adjustment to beginning retained earnings in the current period equal to the accumulated unrealized net losses on available for sale securities previously carried in other accumulated comprehensive income totaling $300,000.

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

On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has adopted this standard and did not have an impact on the Company’s presentation of the consolidated statements of cash flows.

On May 10, 2017, The FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms of conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, ASU 2017-09 is effective to annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company does not anticipate this standard to have an impact on its accounting practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – LIQUIDITY AND PROFITABILITY

During the three months ended March 31, 2018 the Company’s net loss from operations was $130,811 and cash provided by operations was $14,564, which included the reduction of accounts payable in the amount of $1,595,835. As of March 31, 2018, the Company had $37,846 of cash, a working capital deficit of $5,168,077, which included accounts payable of $5,404,276, and the Company’s stockholders’ deficit was $2,777,029.

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

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

During the year ended December 31, 2017, the Company entered into two separate loans to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The first loan resulted in cash proceeds of $125,000 to the Company for future payments totaling $168,750 from future receivables and requires daily repayments of $1,339. The second resulted in cash proceeds of $50,000 for future payments totaling $68,000 from future receivables and requires daily cash repayments of $540. There was $0 and $46,048 due for the agreements as of March 31, 2018 and December 31, 2017, respectively, included in current notes payable.

On May 1, 2017, the Company received a loan from an unrelated party for $25,000. The loan is due on demand and as such is included in current notes payable. The note does not accrue interest and had a principal balance due of $25,000 as of March 31, 2018 and December 31, 2017, respectively.

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

The Company settled the majority of its convertible notes payable in December 2017 for a combination of cash and shares of common stock. An additional convertible note payable was settled in January 2018 for a combination of cash and shares of common stock.

The following table summarizes all convertible notes payable activity for the three months ended March 31, 2018:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2017	Repayments	Conversions to Common Stock	Forgiveness of Principal	Balance, March 31, 2018
Noteholder 5	11/9/2015	11/9/2016	100,000	48,897	(12,000)	(26,640)	(10,257)	-
Totals			$100,000	$48,897	$(12,000)	$(26,640)	$(10,257)	$-

The following is a summary of all convertible notes outstanding as of March 31, 2018:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 6	11/2/2016	11/2/2017	-	-	-	-	5,326
Totals			$-	$-	$-	$-	$5,326

Accrued Interest

There was $5,326 and $35,136 of accrued interest due on all convertible notes as of March 31, 2018 and December 31, 2017, respectively which is included in accounts payable and accrued liabilities on the balance sheet (see Note 8 – Accounts Payable and Accrued Liabilities).

NOTE 5 – DERIVATIVE LIABILITIES

The Company analyzed the conversion features of the convertible notes payable as discussed in Note 4 – Notes Payable and Convertible Notes Payable for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative liability because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

As of March 31, 2018, the Company had a $133,998 derivative liability balance on the balance sheet and recorded a gain from derivative liability fair value adjustment of $413,206 during the three months ended March 31, 2018.  The derivative liability activity comes from convertible notes payable as discussed in Note 4 – Notes Payable and Convertible Notes Payable. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the sale of TPP. The options are exercisable at $0.18 per share unless the Company’s common stock is quoted at a price greater than $0.50 per share at which point the options are exercisable at $0.001 per share.

A summary of outstanding derivative liabilities as of March 31, 2018 is as follows:

Holder	Derivative Balance
Option Holder	$133,998
Total	$133,998

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2018	December 31, 2017
Expected volatility	209%	178% - 334%
Expected term	2.01 years	.01 - 2.25 years
Risk free rate	2.27%	0.97% - 1.89%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

A summary of the changes in derivative liabilities balance for the three months ended March 31, 2018 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2017	$574,130
Initial measurement of derivative liabilities	-
Change in fair value	(413,206)
Change due to conversion	(26,926)
Balance, March 31, 2018	$133,998

NOTE 6 – STOCK OPTIONS

The following table summarizes all stock option activity for the three months ended March 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2017	31,613,142	$0.131
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, March 31, 2018	31,613,142	$0.131

The following table discloses information regarding outstanding and exercisable options at March 31, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$0.18	17,500,000	$0.18	2.59	10,833,334	$0.18
0.07	14,113,142	.07	2.24	14,113,142	0.07
	31,613,142	$0.131	2.41	24,946,476	$0.118

On May 31, 2016, the Company issued 10,000,000 options to a board member pursuant to its agreement with the member. One third of the 10,000,000 options issued vested immediately upon execution of the related agreement, resulting in an immediate stock based expense of $558,323 being recognized. The remaining shares of the issuance vest based on performance milestones which the Company believes is 80% likely of occurring resulting in stock based expense of $558,328 during the year ended December 31, 2016, at which point there was a 50% probability of attainment, and $334,997 during the year ended December 31, 2017 at which point the probability of attainment was updated to 80%. There was no change in the estimated probability to attain the performance criteria during the three months ended March 31, 2018. The remaining fair value of the unvested shares of $223,331 will be recognized according to the estimated probability of the performance obligations being achieved.

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

There was an unrecognized stock option based expense of $223,331 as of March 31, 2018.

As discussed in Note 9 – Stockholders’ Equity, the Company has committed to issue more shares of common stock than it has authorized. The Company does not have available shares in its treasury to issue should option holders choose to exercise. As a result, the value of certain stock options are included in stock based liabilities on the balance sheet and subject to remeasurement at each reporting period.

NOTE 7 – RELATED PARTY TRANSACTIONS

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

Related party balances at March 31, 2018 and December 31, 2017 consisted of the following:

Due from related parties

	March 31, 2018	December 31, 2017
(a) Glocal Card Services	36,000	36,000
Total Due from related parties	$36,000	$36,000

Related party payables, net of discounts

	March 31, 2018	December 31, 2017
(b) Due to Next Communications, Inc. (current)	$2,919,331	$2,919,615
(c) Due to Asiya Communications SAPI de C.V. (current)	5,998	5,998
(d) Michael DePrado (current)	99,604	99,604
(e) Orlando Taddeo, net of discount of $36,035 and $72,069 (long term, due July 21, 2019)	2,571,635	2,535,601
(f) Next Cala 360 (current)	10,350	7,350
Total Due from related parties	$5,606,918	$5,568,168

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

During the three months ended March 31, 2018 and 2017, the Company recorded interest expense of $59,757 and $59,758 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 4 – Notes Payable and Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Accounts Receivable, Related Party

The Company had outstanding accounts receivable of $10,221 from related parties as of March 31, 2018 of which $9,527 was due from Next Communications and $694 was due from Asiya Communications SAPI de C.V. The accounts receivable arose from the sale of wholesale telecommunications minutes to these entities.

Accounts Payable, Related Party

The Company had outstanding accounts payable of $1,310,712 to related parties as of March 31, 2018 of which $811,893 was due to Next Communications and $498,819 was to Asiya Communications SAPI de C.V.

Revenues (Related Party)

The Company generated revenues from related parties of $2,247,944 and $3,793 during the three months ended March 31, 2018 and 2017 as itemized below:

	For the Three Months Ended March 31,
	2018	2017
Next Communications, Inc.	$1,124,477	$-
Asiya Communications SAPI de C.V.	1,123,467	-
Next Cala 360	-	3,793
Total	$2,247,944	$3,793

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Trade payables	$3,818,180	$5,067,841
Settlements payable	602,431	892,431
Accrued expenses	586,342	699,786
Accrued interest	12,131	40,955
Accrued salaries and wages	385,192	329,037
Total	$5,404,276	$7,030,050

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 60,000,000 shares of preferred stock with a par value of $0.001 of which 50,000,000 was undesignated and 10,000,000 as Series B. With the completion of the recapitalization as discussed in Note 1 – Organization and Description of Business, the outstanding Series A preferred shares were cancelled leaving a balance outstanding of Preferred Series A of -0-.

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of March 31, 2018 or December 31, 2017.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

During the three months ended March 31, 2018, the Company issued 11,428,572 common shares as the settlement for common stock subscriptions totaling $400,000; 3,443,847 common shares valued at $154,973 for the settlement of stock based liabilities and 600,000 common shares for the settlement of a convertible note payable.

Summary of common stock activity for the three months ended March 31, 2018	Outstanding shares
Balance, December 31, 2017	342,118,912
Shares issued for common stock subscriptions	11,428,572
Shares issued as settlement of stock based liabilities	3,443,847
Shares issued for settlement of convertible notes payable and accrued interest (b)	600,000
Balance, March 31, 2018	357,591,331

(a)	Shares issued in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement entered into as discussed in Note 4 – Notes Payable and Convertible Notes Payable.

The Company has 357,591,331 common shares issued and outstanding and 30,699,159 common shares committed to be issued as of March 31, 2018. The Company authorized common shares of 360,000,000 resulting in a commitment of common shares in excess of authorized totaling 28,290,490.

Due to the shortfall in authorized common shares, the Company carries the fair value of the common shares committed not yet issued as a stock based liability. The values of the unissued shares are subject to fair value measurement at each reporting period. As of March 31, 2018, stock based liabilities consisted of:

	Number of Common Shares and Common Share Equivalents	Fair Value
Common stock to be issued (1)	30,699,159	$798,178
Options to purchase common stock (2)	24,113,142	416,150
Totals	54,812,301	$1,214,328

(1)	Includes 10,360,962 common shares committed to be issued in connection with our acquisition of Limecom as discussed in Note 1 Organization and Description of Business.
(2)	Excludes 7,500,000 options with ratchet pricing features included in derivative liabilities.

As of March 31, 2018, the Company did not have adequate authorized common shares to fulfill its obligations under certain agreements. Specifically, the Company has committed to issue common shares in excess of authorized totaling 28,290,490; has 31,613,142 options to purchase common stock issued of which 24,946,476 are exercisable and has outstanding convertible accrued interest on a convertible note payable the the holder of which has the right to convert into 455,215 shares of common stock as of March 31. Total common stock and common stock equivalents in excess of the Company’s authorized common shares are summarized as follows:

Committed shares beyond authorized	28,290,490
Stock options granted	31,613,142
Convertible notes payable and accrued interest	455,215
Total	60,358,847

The Company is actively working to remedy the common shares committed to be issued beyond its total authorized  and is currently assessing increasing the authorized common shares or effecting a reverse stock split.

NOTE 10 – CUSTOMER CONCENTRATION

The Company generated approximately 57% of its revenues for the three months ended March 31, 2018 from four separate customers. The Company did not have any one customer account for more than 10% of its revenues during the three months ended March 31, 2017.

As of March 31, 2018, three separate customers accounted for approximately 89% of the Company’s total accounts receivable. As of December 31, 2017, three separate customers accounted for approximately 78% of the Company’s total accounts receivable.

NOTE 11 – RESTATEMENT OF THE THREE MONTHS ENDED MARCH 31, 2017

The Company has restated its statement of operations and statement of cash flows for the three months ended March 31, 2017 to correct an error in the treatment of the disposal of a subsidiary. The Company had originally recorded the elimination of the non-controlling interest component of equity as an equity only transaction by absorbing $2,540,903 of non-controlling interest equity into that of the Company. The correct treatment of the disposal necessitates the amount of non-controlling interest included in equity to be recognized through the income statement as a gain or loss on the disposal of a subsidiary. The impact to the financial statements is an increase loss from discontinued operations and net loss of $2,540,903. There was no impact on the net cash used in operations during the three months ended March 31, 2017 as a result of the restatement. Although not presented, the impact of the restatement on the Company’s balance sheet as of March 31, 2017 is an increase to additional paid in capital and increase to accumulated deficit of $2,540,903.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reaches $750,000,000. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent loss as of March 31, 2018 or December 31, 2017 as a result.

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $527,782 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of March 31, 2018 or December 31, 2017 given the premature nature of the motion.

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of March 31, 2018 or December 31, 2017 as a result.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473,264 related to the FranjoseYglesias-Bertheau filed lawsuit against PLKD listed above. Even though NGH made the agreed payment of $10,000 on January 2, 2017 and issued 3,600,720 shares as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which NGH claims are without merit because they received full compensation as agreed. NGH is in the process of defending itself against these claims.

During 2016, the Limecom had disputed accounts payable with three (3) carriers, which the Company entered into separate settlement agreements, totaling approximately $1,147,000. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. The Company assumed a total of $676,563 of this liability on October 23, 2017 as part of its acquisition of Limecom and made repayments totaling $10,000 during the period of acquisition to December 31, 2017 and $95,136 during the three months ended March 31, 2018. The remaining outstanding principal balance of these settlement agreements amounted to approximately $666,563 and $571,427 as of December 31, 2017 and March 31, 2018, respectively. Of these totals, $451,427 and $546,563 is current and included in accrued liabilities and $120,000 and $120,000 is long term and represented by other long term liabilities as of March 31, 2018 and December 31, 2017, respectively.

On October 23, 2017, the Company assumed a settlement liability Limecom had entered into with American Express as part of its acquisition as discussed in Note 1 – Organization and Description of Business. As of the date of acquisition, there was a total outstanding balance of $995,158. The Company made repayments totaling $102,727 from the period of October 23, 2017 to December 31, 2017 and $290,000 during the three months ended March 31, 2018 leaving a remaining balance due of $602,431 and $892,431 as of March 31, 2018 and December 31, 2017, respectively. The balance due is included in accounts payable accrued liabilities as of March 31, 2018 and December 31, 2017.

The Company maintains office space on a month to month basis and has no long term leases in effect.

NOTE 13 – PRO FORMA STATEMENTS OF OPERATIONS

On October 23, 2017, the Company completed its acquisition of Limecom as discussed in Note 1 – Organization and Description of Business. The Company is furnishing the following pro forma statements of operations representing the combined results of the Company and Limecom had the acquisition been completed on January 1, 2017.

NEXT GROUP HOLDINGS, INC.

COMBINED PRO FORMA STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017

	NGH	Limecom	Pro Forma Adjustments	Pro Forma
Revenue	$500,591	$25,834,029	$-	$26,334,620
Cost of revenue	335,257	25,193,706	107,143 (a)	25,636,106
Gross margin	165,334	640,323	(107,143)	698,514

Operating expenses
Officer compensation	216,166	-	-	216,166
Professional fees	491,284	50,618	-	541,902
General and administrative	96,892	220,209	-	317,101
Total operating expenses	804,342	270,827	-	1,075,169

Income (loss) from operations	(639,008)	369,496	(107,143)	(376,655)

Other income (expense)
Other income	868	42,450	-	43,318
Interest expense	(359,242)	(84,953)	-	(444,195)
Loss on derivative liability	(414,037)	-	-	(414,037)
Total other income (expense)	(772,411)	(42,503)	-	(814,914)

Net income (loss) from continuing operations	$(1,411,419)	$326,993	$(107,143)	$(1,191,569)

(a)	Amortization of acquired intangible assets from acquisition

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of the filing of this report on Form 10-Q. The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on its consolidated financial statements.

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

Item 2. Business Description

Item 2.01. Business Description

Next Group Holdings through its operating subsidiaries, engages in the business of using proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company offers prepaid telecommunications minutes to consumers through its Tel3 division and also offers wholesale telecommunications minutes through its Limecom subsidiary.

Results of operations for the three months ended March 31, 2018 and 2017

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services. The first quarter of each calendar year is our seasonally lowest revenue quarter.

	Three Months Ended March 31,
	2018	2017	Change
Revenue	$17,750,276	$496,798	$17,253,478
Revenue, related party	2,247,944	3,793	2,244,151
Total revenue	$19,998,220	$500,591	$19,497,629

Revenues during the three months ended March 31, 2018 totaled $19,998,220 compared to $500,591 for the three months ended March 31, 2017. The increase in revenues of $19,467,629 is due to the acquisition of Limecom which was consolidated for the full three months ended March 31, 2018 and not included in the three months ended March 31, 2017. Limecom contributed a total of $19,586,997 of revenues during the three months ended March 31, 2018.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. The first quarter of each calendar year is our seasonally lowest revenue, and such cost of revenue, quarter.

	Three Months Ended March 31,
	2018	2017	Change
Total cost of revenue	$19,258,475	$335,257	$18,923,218

Cost of revenues during the three months ended March 31, 2018 totaled $19,258,475 compared to $335,257 for the three months ended March 31, 2017. The increase in cost of revenues of $18,923,218 is due to the acquisition of Limecom which was consolidated for the full three months ended March 31, 2018 and not included in the three months ended March 31, 2017. Limecom contributed a total of $18,958,807 of costs of revenues during the three months ended March 31, 2018.

Operating Expenses

	Three Months Ended March 31,
	2018	2017	Change
Officer compensation	$135,192	$216,166	$(80,974)
Professional fees	300,358	491,284	(190,926)
General and administrative	435,006	96,892	338,114
Total operating expenses	$870,556	$804,342	$66,214

Operating expenses totaled $870,556 during the three months ended March 31, 2018 compared to $804,342 during the three months ended March 31, 2017 representing a net increase of $66,214. The Company incurred fewer officer compensation expenses during the three months ended March 31, 2018 from there being approximately $110,000 of stock option-based compensation recognized during the three months ended March 31, 2017 that was not present during the three months ended March 31, 2018. Additionally, the Company incurred fewer professional fees during the current period as the result of issuing fewer shares of common stock for professional services in the current period when compared to the same quarter in 2017. Lastly, the increase in general and administrative expenses is the result of the acquisition of Limecom which contributed a total of $340,880 of general and administrative expenses during the three months ended March 31, 2018.

Other Income (Expense)

	Three Months Ended March 31,
	2018	2017	Change
Other income	$-	$868	$(868)
Other expense	(24,950)	-	(24,950)
Interest expense	(402,582)	(359,242)	(43,340)
Gain (loss) on derivative liability	413,206	(414,037)	827,243
Gain on extinguishment of debt	98,611	-	98,611
Gain on fair value of stock based liabilities	1,562,482	-	1,562,482
Total other income (expense)	$1,646,767	$(772,411)	$2,419,178

The Company recognized other income of $1,646,767 during the three months ended March 31, 2018 compared to a net expense of $772,411 during the three months ended March 31, 2017. The net change from the prior period to the current is driven by a $827,243 favorable change in the gain recognized on the fair value measurement of derivative liabilities, $98,611 favorable variance in the gain on extinguishment of debt, $1,562,482 favorable change in gains recognized from the fair value measurements of stock-based liabilities and a $327,800 favorable change in losses on the disposal of business.

The fair value measurements related to derivative liabilities and stock-based liabilities are driven by market inputs and inherently subject to volatility. The increase in the gain on extinguishment of debt is from the Company entering into a settlement agreement with a convertible noteholder during the current period where similar events did not exist during the three months ended March 31, 2017. Additionally, the Company disposed of it Transaction Processing Products subsidiary during the three months ended March 31, 2017 as a one time event that did not occur in the current period.

Loss from Discontinued Operations

	Three Months Ended March 31,
	2018	2017	Change
Loss from discontinued operations	$-	$327,800	$(327,800)

The Company recorded a loss from discontinued operations of $327,800 during the three months ended March 31, 2017 from its disposal of a former subsidiary, Transaction Processing Products. There were no discontinued operations or disposals of business entities or segments during the three months ended March 31, 2018.

Net Income (Loss)

	Three Months Ended March 31,
	2018	2017	Change
Net income (loss)	$1,515,956	$(1,739,219)	$3,255,175
Net income attributable to non-controlling interest	7,797	9,774	(1,977)
Net loss attributable to Next Group Holdings, Inc.	$1,523,753	$(1,729,445)	$3,253,198

The Company recognized net income for the three months ended March 31, 2018 of $1,515,956 compared to a loss of $1,739,219 for the three months ended March 31, 2017. The change in net income (loss) for the three months ended March 31, 2018 is due mainly to the increased revenues and margins during the current period combined with favorable changes in gains for the fair value measurements of derivative and stock-based liabilities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, the Company had cash of $37,846, net current assets of $6,714,693 and current liabilities of $11,882,770 creating a working capital deficit of $5,168,077. Net cash provided by operating activities was $14,564 during the three months ended March 31, 2018 and $38,802 used during the three months ended March 31, 2017. Current assets consisted of $37,846 of cash; $6,045,693 of accounts receivable; $10,221 of related party accounts receivable; $534,292 of prepaid expenses and other current assets; $36,000 of related party receivables and $50,641 of other receivables.

As of December 31, 2017, the Company had $92,714 of cash, total current assets of $7,938,521 and total current liabilities of $15,010,537 creating a working capital deficit of $7,075,716. Current assets as of December 31, 2017 consisted of $92,714 of cash, accounts receivable net of allowance of $7,626,897, accounts receivable from related parties totaling $8,545, prepaid expenses and other current assets of $74,365, related party receivables of $36,000 and an other receivable of $100,000.

Liquidity and Other Considerations

During the three months ended March 31, 2018, the Company’s loss from operations was $130,811. As of March 31, 2018, the Company had $37,846 of cash, a working capital deficit of $5,168,077, which included accounts payable of $5,404,276 and accounts payable to related parties of $1,310,712, and the Company’s shareholder deficit was $2,777,029. During 2017, the Company acquired a cash flow positive subsidiary.

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

Operating Activities

The Company generated $14,564 of cash from operations during the three months ended March 31, 2018 and used $38,802 during the three months ended March 31, 2017. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash provided by operating activities during the three months ended March 31, 2018 consisted of net income of $1,515,956, net non-cash gains of $1,850,129 and changes in working capital totaling $348,737.

Investing Activities

The Company used cash of $14,100 in investing activities during the three months ended March 31, 2018 which consisted solely of the purchase of equipment. There was no cash used in or provided by investing activities during the three months ended March 31, 2017.

Financing Activities

The Company used $55,332  of cash in financing activities during the three months ended March 31, 2018 compared to $100,007 during the three months ended March 31, 2017. Cash used in financing activities during the three months ended March 31, 2018 consisted of repayments of notes payable of $46,048; repayments of convertible notes payable of $12,000, proceeds from related party loans of $3,000 and repayments of related party loans of $284. Cash used in financing activities during the three months ended March 31, 2017 consisted of proceeds from a bank overdraft of $33 and repayments on related party loans of $100,040.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2018, the Company issued 11,428,572 common shares as the settlement for common stock subscriptions totaling $400,000; 3,443,847 common shares valued at $154,973 for the settlement of stock based liabilities and 600,000 common shares for the settlement of a convertible note payable.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. REMOVED AND RESERVED

None.

ITEM 5. OTHER INFORMATION

The Company has retained the following two firms, respectively;

Ellenoff Grossman & Schole LLP

Barry I. Grossman

Address: 150 E 42nd St Fl 11, New York, NY 10017

Phone: (212) 370-1300

Baratta, Baratta & Aidala LLP

Joseph P Barrata Sr.

Address: 546 5th Ave, 6th Floor, New York, NY 10036

Phone: (212) 750-9700

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9, 2013	(1)
3.9	Amendment to articles of incorporation, dated February 25, 2015	(2)
3.10	Amendment to articles of incorporation, dated March 19, 2015	(2)
3.11	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(3)
3.12	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(3)
3.13	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	(4)
3.14	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	(4)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.
(2)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2015 filed on May 20, 2015.
(3)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 21, 2016.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Next Group Holdings, Inc.
(Registrant)

Date: June 4, 2018	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Michael Naparstek
Chief Financial Officer

