Form 10-Q
period 2018-06-30
Cuentas Inc.
filed 2018-11-21
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTH PERIOD ENDED: JUNE 30, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

Commission File Number: 333-148987

CUENTAS, INC.

(formerly NEXT GROUP HOLDINGS, INC)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 21, 2018, the issuer had 1,305,088 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

(formerly NEXT GROUP HOLDINGS, INC)

Table of Contents

Pages

Unaudited Condensed Consolidated Balance Sheets	2

Unaudited Condensed Consolidated Statements of Operations	3

Unaudited Condensed Consolidated Statements of Cash Flows	4

Notes to Unaudited Condensed Consolidated Financial Statements	5 - 21

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

UNADUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS
Current Assets
Cash	$12,770	$92,714
Accounts receivable, net	4,382,269	7,623,197
Accounts receivable, related party	610,006	8,545
Prepaid expenses and other current assets	90,755	74,365
Related party receivable	36,000	36,000
Other receivable	641	100,000
Total current assets	5,132,441	7,934,821

Equipment, net of accumulated depreciation	15,734	5,608
Intangible assets, net of accumulated amortization	2,721,472	2,935,757
License fee, net of accumulated amortization	-	34,722
Investments	180,000	250,000
Goodwill	1,333,713	1,333,713

Total assets	$9,383,360	$12,494,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,524,873	$7,030,050
Accounts payable, related party	1,341,427	499,668
Dividends payable	30,000	30,000
Deferred revenue	612,174	685,905
Loan payable	75,000	75,000
Convertible notes payable, net of discounts and debt issue costs	-	48,897
Derivative liability	119,269	574,130
Related party payables	3,072,482	3,032,567
Notes payable, current	72,015	71,048
Stock based liabilities	1,261,730	2,963,272
Total current liabilities	11,108,970	15,010,537

Related party payables, net of discounts	2,607,670	2,535,601
Other long term liabilities	-	120,000
Total liabilities	13,716,640	17,666,138

Commitments and contingencies	-	-

Stockholders’ Deficit
Common stock subscribed	-	400,000
Preferred stock, $0.001 par value, authorized 60,000,000 shares; Series A preferred stock; $0.001 par value, designated 50,000,000; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	10,000	10,000
Common stock, authorized 360,000,000 shares, $0.001 par value; 1,191,972 and 1,140,398 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,192	1,140
Additional paid in capital	10,254,782	9,554,844
Accumulated deficit	(13,953,044)	(14,207,568)
Accumulated other comprehensive income	-	(300,000)
Total Cuentas, Inc. stockholders’ deficit	(3,687,070)	(4,541,584)

Non-controlling interest in subsidiaries	(646,210)	(629,933)
Total stockholders’ deficit	(4,333,280)	(5,171,517)
Total liabilities and stockholders’ deficit	$9,383,360	$12,494,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
				(Restated)
Revenue	$11,967,987	$500,426	$29,718,263	$997,224
Revenue, sales to related parties	8,941,435	73,638	11,189,379	77,431
Total revenue	20,909,422	574,064	40,907,642	1,074,655

Cost of revenue	12,293,982	450,175	28,479,619	785,432
Cost of revenue, purchases from related parties	8,361,849	-	11,434,687	-
Gross profit (loss)	253,591	123,889	993,336	289,223

Operating expenses
Officer compensation	193,525	147,777	328,717	363,943
Professional fees	214,340	641,603	514,698	1,132,887
General and administrative	419,997	132,688	855,003	229,580
Total operating expenses	827,862	922,068	1,698,418	1,726,410

Loss from operations	(574,271)	(798,179)	(705,082)	(1,437,187)

Other income (expense)
Other income	-	178,712	-	179,580
Other expense	(69,912)	-	(94,862)	-
Interest expense	(346,325)	(238,477)	(748,907)	(597,719)
Gain (loss) on derivative liability	14,729	(1,579,105)	427,935	(1,993,142)
Gain on extinguishment of debt	-	-	98,611	-
Gain (loss) on fair value of stock based liabilities	(3,069)	-	1,559,413	-
Total other income (expense)	(404,577)	(1,638,870)	1,242,190	(2,411,281)

Loss from discontinued operations	-	-	-	(327,800)

Income (loss) before income taxes	(978,848)	(2,437,049)	537,108	(4,176,268)

Income taxes	-	-	-	-

Net income (loss)	(978,848)	(2,437,049)	537,108	(4,176,268)
Net (income) loss attributable to non-controlling interest	9,619	(144)	17,416	9,630
Net income (loss) attributable to Cuentas, Inc.	$(969,229)	$(2,437,193)	$554,524	$(4,166,638)

Net income (loss) per basic share	$(0.81)	$(2.62)	$0.47	$(4.71)
Net income (loss) per diluted share	$(0.81)	$(2.62)	$0.43	$(4.71)

Weighted average number of basic common shares outstanding	1,191,972	930,122	1,183,555	884,706
Weighted average number of diluted common shares outstanding	1,191,972	930,122	1,287,382	884,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018	2017
		(Restated)
Cash Flows from Operating Activities:
Net income (loss)	$537,108	$(4,176,268)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	-	720,200
Stock based compensation	44,333	154,943
Imputed interest	119,517	119,518
Gain on extinguishment of debt	(98,611)	-
Loss on fair value of investments	70,000	-
Debt discount amortization	72,069	328,537
Gain on derivative fair value adjustment	(427,935)	1,993,142
License fee amortization	34,722	41,667
Amortization of debt issue costs	-	13,004
Loss on disposal of business	-	327,800
Gain on fair value of stock based liabilities	(1,559,413)	-
Allowance for doubtful accounts	-	25,000
Depreciation expense	1,373	-
Amortization of intangible assets	214,285	-
Changes in Operating Assets and Liabilities:
Accounts receivable	3,240,928	1,363
Accounts receivable, related party	(601,461)	(49,720)
Prepaid expenses	(16,390)	44,758
Other receivable	99,359	-
Accounts payable	(2,595,239)	317,301
Accounts payable, related party	841,759	-
Deferred revenue	(73,731)	21,874
Net Cash Used by Operating Activities	(97,327)	(116,881)

Cash Flows from Investing Activities:
Purchase of equipment	(11,499)	-
Net Cash Used by Investing Activities	(11,499)	-

Cash Flows from Financing Activities:
Bank overdraft	-	(7)
Proceeds from loans payable	967	25,000
Repayments of convertible notes	(12,000)	-
Proceeds from related party loans	40,199	-
Repayments of related party loans	(284)	(100,542)
Net Cash Provided by (Used in) Financing Activities	28,882	(75,549)

Net Increase (Decrease) in Cash	(79,944)	(192,430)
Cash at Beginning of Period	92,714	256,302
Cash at End of Period	$12,770	$63,872

Supplemental disclosure of cash flow information
Cash paid for interest	$586,145	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued as related party loan and accrued interest repayment	$-	$294,923
Common stock issued for conversion of convertible note principal	$26,640	$167,069
Common stock issued for conversion of convertible accrued interest	$-	$11,580
Common stock issued for settlement of stock based liabilities	$154,973	$-
Common stock issued for settlement of common stock subscribed	$400,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) invests in financial technology and currently derives its revenues from the sales of prepaid and wholesale calling minutes. Additionally, the Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market. The Company intends to launch the cards upon successful completion of appropriate financing and has yet to generate revenues from this activity. In September 2018, the Company changed its name to Cuentas, Inc. to better represent its intended business activities.

Cuentas, Inc. was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned), Next Mobile 360, Inc. (100% owned) and SDI Next Distribution, LLC (51% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of interim financial information. Pursuant to such rules and regulations, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. Accordingly, these statements do not include all the disclosures normally required by accounting principles generally accepted in the United States for annual financial statements and should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto and other pertinent information contained in our annual report on form 10-K as filed with the Securities and Exchange Commission. The unaudited condensed consolidated statements of operations and cash flows for the periods ended June 30, 2018 are not necessarily indicative of the consolidated results of operations or cash flows to be expected for any future period or for the year ending December 31, 2018.

The accompanying unaudited condensed consolidated financial statements have been prepared by management and in the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the consolidated financial position and results of operations as of the dates and for the periods presented.

Basis of Presentation

This summary of accounting policies for the Company is presented to assist in understanding the Company’s financial statements. The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting) which have been consistently applied in the preparation of the unaudited consolidated financial statements.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, stock based compensation, collectability of loans receivable, potential impairment losses of intangible assets and goodwill, and fair value calculations related to embedded derivative features of outstanding convertible notes payable and other financial instruments.

Cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. The Company held no cash equivalents as of June 30, 2018 or December 31, 2017. The Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250,000.

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

Consumer Prepaid Minutes Revenues

The Company recognizes revenues from the sale of prepaid telecommunications minutes directly to consumers at the retail level. While the Company collects payment for prepaid consumer minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer or upon the forfeiture of minutes with forfeitures occurring after 12 consecutive months of non-use. Generally, consumers will prepay a fixed dollar amount then consume the prepayment upon making telephone calls on the Company’s telecommunications network. Revenues from direct to consumer retail sales were $385,802 and $493,458 and $797,025 and $994,049 during the three and six months ended June 30, 2018 and 2017, respectively.

Wholesale Telecommunications Revenues

The Company recognizes revenues from the brokering of sales of minutes from one telecommunications carrier to another. The Company receives an order for a defined number of minutes to a defined geographic region at which point it sources those minutes and purchases them with an immediate resale to the customer. Revenues from wholesale telecommunications minutes were $20,499,288 and $0 and $40,086,285 and $0 during the three and six months ended June 30, 2018 and 2017, respectively.

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

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the six months ended June 30, 2018:

Deferred Revenue
Balance at December 31, 2017	$685,905
Deferred revenue	723,294
Recognition of deferred revenue	(797,025)
Balance at June 30, 2018	$612,174

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $612,174 as of June 30, 2018, of which the Company expects to recognize 100% of the revenue over the next 12 months.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has elected to immediately expense contract acquisition costs that would be amortized in one year or less. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. There were no capitalized contract acquisition costs as of June 30, 2018.

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

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2018	$214,286
2019	428,571
2020	428,571
2021	428,571
2022	428,571
Thereafter	792,902
Total	$2,721,472

Amortization expense was $107,143 and $214,285 and $0 and $0 for the three and six months ended June 30, 2018 and 2017, respectively. Amortization expense for each period is included in cost of revenue.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. There were no impairment losses recorded to long-lived assets during the three or six months ended June 30, 2018 or 2017.

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

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements.

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

Except as discussed in Note 5 – Derivative Liabilities the Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with ASC 825-10 as of June 30, 2018 or December 31, 2017.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity.

At June 30, 2018, the Company had one outstanding convertible note payable with conversion rights that are exercisable. The amount of outstanding principal on this convertible note is $0 plus accrued interest of $5,326 for total convertible debt as of June 30, 2018 of $5,326 representing 1,472 new post-reverse split dilutive common shares if converted at the applicable rates. Additionally, the Company has committed to issue a total of 107,889 post-reverse split shares of common stock for the settlement of a related party note payable and services which are not yet issued or outstanding. The effects of this note and total common shares committed to be issued have been included in net income per diluted share for the six months ended June 30, 2018. The effects of these notes have been excluded from net loss per diluted share for the three months ended June 30, 2018 as the impacts would be antidilutive due to the Company recording a net loss for the period.

At June 30, 2017, the Company had eighteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $1,162,328 plus accrued interest of $329,357 for total convertible debts as of June 30, 2017 of $1,491,684 representing 256,130 post-reverse split new dilutive common shares if converted at the applicable rates. The effects of these notes have been excluded in net loss per diluted share for the three and six months ended June 30, 2017 as the effects would be anti-dilutive.

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

The Company has accrued common stock dividends payable of $30,000 as of June 30, 2018 and December 31, 2017 as the Class D Preferred Stock has yet to be issued for the dividend.

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

Accounts Receivable

Accounts receivable balances are established for amounts owed to the Company from its customers from the sales of services and products. The Company closely monitors the collectability of outstanding accounts receivable and provides an allowance for doubtful accounts based on estimated collections of outstanding amounts. The Company had an allowance for doubtful accounts of $20,000 and $20,000 as of June 30, 2018 and December 31, 2017, respectively.

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

License Fee

The Company entered into an agreement with a certain vendor whereby it obtained a license to market and distribute certain closed loop general purpose reloadable debit cards for an initial term of three years. The Company remitted $250,000 as a license fee in connection with the agreement which it is recognizing over the initial term of the agreement on a straight line basis. The unamortized balance of the license fee was $0 and $34,722 as of June 30, 2018 and December 31, 2017, respectively.

Investments

The Company accounts for equity investments under ASC 321. Equity investments with a readily determinable market price are measured at fair value as of the date of the financial statements with the change in any unrealized gains or losses being recognized in current period income or loss.

During the year ended December 31, 2017, the Company acquired 50,000 shares of common stock of Green Spirit Industries, a publicly held company, as a referral fee. The total value of the common shares was recorded as other income using the price of the common stock as quoted on Nasdaq on the date received resulting in other income of $550,000 during the year ended December 31, 2017. At December 31, 2017, the Company marked the value of the shares to fair value resulting in an unrealized loss of $300,000 being recorded as other comprehensive loss for the year ended December 31, 2017. On June 30, 2018, the Company measured the fair value of the common stock as quoted on Nasdaq resulting in an unrealized loss of $70,000 being recorded as other expense for the six months ended June 30, 2018. The fair value of the common shares, as quoted by Nasdaq, as of June 30, 2018 and December 31, 2017 was $180,000 and $250,000, respectively.

On January 1, 2018, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-01 Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update provides guidance to improve certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The Company’s adoption of ASU 2016-01 resulted in an adjustment to beginning retained earnings in the current period equal to the accumulated unrealized net losses on available for sale securities previously carried in other accumulated comprehensive income totaling $300,000.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments apply to reporting entities that are required to make disclosures about recurring or nonrecurring fair value measurements and should improve the cost, benefit, and effectiveness of the disclosures. ASU 2018-13 categorized the changes into those disclosures that were removed, those that were modified, and those that were added. The primary disclosures that were removed related to transfers between Level 1 and Level 2 investments, along with the policy for timing of transfers between levels. In addition, disclosing the valuation processes for Level 3 fair value measurements was removed. The amendments are effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company notes that this guidance will impact its disclosures beginning January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment”. The amendments in this update simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. This update is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing after January 1, 2017. The Company notes that this guidance applies to its reporting requirements and will implement the new guidance accordingly in performing goodwill impairment testing; however, the Company does not believe this update will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which revises the definition of a business. This update is effective for annual periods beginning after December 15, 2017, including interim periods within those years. Early adoption is permitted. The Company has adopted this guidance on January 1, 2018.

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

On August 26, 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, seeking to eliminate diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB ASC 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has adopted this standard which does not have an impact on the Company’s presentation of the consolidated statements of cash flows.

On May 10, 2017, The FASB issued ASU 2017-09, Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms of conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, ASU 2017-09 is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. The Company has adopted this standard and has not yet had an impact on its accounting practices.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – GOING CONCERN

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net income of $537,108 and a loss of $4,176,268 and net cash used in operating activities of $97,327 and $116,881, for the six months ended June 30, 2018 and 2017, respectively. The Company has a working capital deficit of $5,976,529 and $7,075,716, and an accumulated deficit of $13,953,044 and $14,207,568 as of June 30, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of this report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a minimum cash balance available for payment of ongoing operating costs, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

NOTE 4 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

During the year ended December 31, 2017, the Company entered into two separate loans to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The first loan resulted in cash proceeds of $125,000 to the Company for future payments totaling $168,750 from future receivables and requires daily repayments of $1,339. The second resulted in cash proceeds of $50,000 for future payments totaling $68,000 from future receivables and requires daily cash repayments of $540. There was $0 and $46,048 due for the agreements as of June 30, 2018 and December 31, 2017, respectively, included in current notes payable.

On May 1, 2017, the Company received a loan from an unrelated party for $25,000. The loan is due on demand and as such is included in current notes payable. The note does not accrue interest and had a principal balance due of $25,000 as of June 30, 2018 and December 31, 2017, respectively.

On April 25, 2018, the Company entered into a loan agreement to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The loan resulted in cash proceeds to the Company of $180,000 for future payments totaling $234,000 from future receivables and requires daily repayments of $1,858. There was $47,015 and $0 due as of June 30, 2018 and December 31, 2017, respectively, included in current notes payable.

Convertible Notes Payable

The Company has entered into a series of convertible notes payable to fund operations. While with differing noteholders, the terms of the outstanding convertible notes are substantially similar and accrue interest at 8% annually with a default interest rate of 24% and allow for the conversion of outstanding principal and interest to common stock at a price equal to 45% to 50% from the lowest trading price in the preceding 20 days.

The Company settled the majority of its convertible notes payable in December 2017 for a combination of cash and shares of common stock. An additional convertible note payable was settled in January 2018 for a combination of cash and shares of common stock.

The following table summarizes all convertible notes payable activity for the six months ended June 30, 2018:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2017	Repayments	Conversions to Common Stock	Forgiveness of Principal	Balance, June 30, 2018
Noteholder 5	11/9/2015	11/9/2016	100,000	48,897	(12,000)	(26,640)	(10,257)	-
Totals			$100,000	$48,897	$(12,000)	$(26,640)	$(10,257)	$-

The following is a summary of all convertible notes outstanding as of June 30, 2018:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 6	11/2/2016	11/2/2017	-	-	-	-	5,326
Totals			$-	$-	$-	$-	$5,326

Accrued Interest

There was $5,326 and $35,136 of accrued interest due on all convertible notes as of June 30, 2018 and December 31, 2017, respectively which is included in accounts payable and accrued liabilities on the balance sheet (see Note 8 – Accounts Payable and Accrued Liabilities).

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

As of June 30, 2018, the Company had a $119,269 derivative liability on the balance sheet and recorded gains from derivative liability fair value adjustments of $14,729 and $427,935 during the three and six months ended June 30, 2018.  The derivative liability activity comes from convertible notes payable as discussed in Note 4 – Notes Payable and Convertible Notes Payable. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the sale of TPP. Taking into account the effect of the reverse stock split (see Note 9 – Stockholders’ Equity), the options are exercisable at $54 per share unless the Company’s common stock is quoted at a price greater than $150 per share at which point the options are exercisable at $0.30 per share.

A summary of outstanding derivative liabilities as of June 30, 2018 is as follows:

Holder	Derivative Balance
Option Holder	$119,269
Total	$119,269

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	June 30, 2018	December 31, 2017
Expected volatility	213%	178% - 334%
Expected term	1.76 years	.01 - 2.25 years
Risk free rate	2.52%	0.97% - 1.89%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

A summary of the changes in derivative liabilities balance for the six months ended June 30, 2018 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2017	$574,130
Initial measurement of derivative liabilities	-
Change in fair value	(427,935)
Change due to conversion	(26,926)
Balance, June 30, 2018	$119,269

NOTE 6 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30, 2018, taking into account the effect of the reverse stock split (see Note 9 – Stockholders’ Equity):

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2017	105,378	$39.27
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, June 30, 2018	105,378	$39.27

The following table discloses information regarding outstanding and exercisable options at June 30, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	58,334	$54.00	2.34	36,112	$54.00
21.00	47,044	21.00	1.99	47,044	21.00
	105,378	$39.27	2.16	83,156	$35.33

On May 31, 2016, the Company issued 33,334 options to a board member pursuant to its agreement with the member. One third of the 33,334 options issued vested immediately upon execution of the related agreement. The remaining shares of the issuance vest based on performance milestones which the Company believes is 80% likely of occurring resulting in stock based expense of $334,997 during the year ended December 31, 2017. There was no change in the estimated probability to attain the performance criteria during the six months ended June 30, 2018. The remaining fair value of the unvested shares of $223,331 will be recognized according to the estimated probability of the performance obligations being achieved.

On March 31, 2017, the Company, as part of its sale of TPP issued 25,000 options that are exercisable for a period of three years and carry an exercise price of $54 per share. The options carried a value of $898,490 which was recorded as a derivative liability as discussed in Note 5 – Derivative Liabilities. The options carry a ratchet pricing feature whereby they become exercisable at $0.30 per share if the Company’s common stock trades at a price greater than $150 per share.

There was an unrecognized stock option based expense of $223,331 as of June 30, 2018.

As discussed in Note 9 – Stockholders’ Equity, as of June 30, 2018 the Company has committed to issue more shares of common stock than it has authorized. The Company does not have available shares in its treasury to issue should option holders choose to exercise. As a result, the value of certain stock options are included in stock based liabilities on the balance sheet and subject to remeasurement at each reporting period. During August 2018, the Company effected a 1:300 reverse stock split on its common shares to remedy the shortfall in its authorized common shares.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the six months ended June 30, 2018 and year ended December 31, 2017. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

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

Related party balances at June 30, 2018 and December 31, 2017 consisted of the following:

Due from related parties

	June 30, 2018	December 31, 2017
(a) Glocal Card Services	36,000	36,000
Total Due from related parties	$36,000	$36,000

Related party payables, net of discounts

	June 30, 2018	December 31, 2017
(b) Due to Next Communications, Inc. (current)	$2,943,519	$2,919,615
(c) Due to Asiya Communications SAPI de C.V. (current)	19,009	5,998
(d) Michael DePrado (current)	99,604	99,604
(e) Orlando Taddeo, net of discount of $0 and $72,069 (long term, due July 21, 2019)	2,607,670	2,535,601
(f) Next Cala 360 (current)	10,350	7,350
Total related party payables	$5,680,152	$5,568,168

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

During the three and six months ended June 30, 2018 and 2017, the Company recorded interest expense of $59,760 and $59,760 and $119,517 and $119,518 using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 4 – Notes Payable and Convertible Notes Payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Accounts Receivable, Related Party

The Company had outstanding accounts receivable of $610,006 from related parties as of June 30, 2018 of which $609,312 was due from Next Communications and $694 was due from Asiya Communications SAPI de C.V. The accounts receivable arose from the sale of wholesale telecommunications minutes to these entities.

Accounts Payable, Related Party

The Company had outstanding accounts payable of $1,341,427 to related parties as of June 30, 2018 all of which was to Asiya Communications SAPI de C.V.

Revenues (Related Party)

The Company made sales to and generated revenues from related parties of $8,941,435 and $73,638 during the three months ended June 30, 2018 and 2017 as itemized below:

	For the Three Months Ended June 30,
	2018	2017
Next Communications, Inc.	$4,688,134	$71,666
Asiya Communications SAPI de C.V.	4,253,301	1,972
Next Cala 360	-	-
Total	$8,941,435	$73,638

The Company made sales to and generated revenues from related parties of $11,189,379 and $77,431 during the six months ended June 30, 2018 and 2017 as itemized below:

	For the Six Months Ended June 30,
	2018	2017
Next Communications, Inc.	$5,812,611	$71,666
Asiya Communications SAPI de C.V.	5,376,768	1,972
Next Cala 360	-	3,793
Total	$11,189,379	$77,431

Costs of Revenues (Related Party)

The Company made purchases from related parties totaling $8,361,849 and $0 during the three months ended June 30, 2018 and 2017 which are included in cost of revenues as itemized below:

	For the Three Months Ended June 30,
	2018	2017
Next Communications, Inc.	$3,579,013	$-
Asiya Communications SAPI de C.V.	4,782,836	-
Total	$8,361,849	$-

The Company made purchases from related parties totaling $11,434,687 and $0 during the six months ended June 30, 2018 and 2017 which are included in cost of revenues as itemized below:

	For the Six Months Ended June 30,
	2018	2017
Next Communications, Inc.	$4,701,659	$-
Asiya Communications SAPI de C.V.	6,733,028	-
Total	$11,434,687	$-

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Trade payables	$2,671,537	$5,067,841
Settlements payable (see Note 12 – Commitments and Contingencies)	1,133,858	1,438,994
Accrued expenses	235,742	153,223
Accrued interest	13,129	40,955
Accrued salaries and wages	470,607	329,037
Total	$4,524,873	$7,030,050

NOTE 9 – STOCKHOLDERS’ EQUITY

Preferred Stock

At the time of incorporation, the Company was authorized to issue 60,000,000 shares of preferred stock with a par value of $0.001 of which 50,000,000 was undesignated and 10,000,000 was designated as Series B. With the completion of the recapitalization as discussed in Note 1 – Organization and Description of Business, the outstanding Series A preferred shares were cancelled leaving a balance outstanding of Preferred Series A of -0-.

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Class D Preferred Stock must be redeemed within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of June 30, 2018 or December 31, 2017.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001. On August 7, 2018, the Board approved a one-for-three hundred (1:300) reverse stock split of the common stock. The effects of the reverse stock split have been reflected in the financial statements retroactively.

During the six months ended June 30, 2018, the Company issued 38,095 common shares as the settlement for common stock subscriptions totaling $400,000; 11,479 common shares valued at $154,973 for the settlement of stock based liabilities and 2,000 common shares for the settlement of a convertible note payable.

Summary of common stock activity for the six months ended June 30, 2018	Outstanding shares
Balance, December 31, 2017	1,140,398
Shares issued for common stock subscriptions	38,095
Shares issued as settlement of stock based liabilities	11,479
Shares issued for settlement of convertible notes payable and accrued interest (a)	2,000
Balance, June 30, 2018	1,191,972

(a)	Shares issued in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement entered into as discussed in Note 4 – Notes Payable and Convertible Notes Payable.

The Company has 1,191,972 common shares issued and outstanding and 107,889 common shares committed to be issued as of June 30, 2018. The values of the unissued shares are subject to fair value measurement at each reporting period. As of June 30, 2018, stock based liabilities consisted of:

	Number of Common Shares and Common Share Equivalents	Fair Value
Common stock to be issued (1)	107,889	$803,122
Options to purchase common stock (2)	80,378	458,608
Totals	188,267	$1,261,730

(1)	Includes 34,537 common shares committed to be issued in connection with our acquisition of Limecom as discussed in Note 1 Organization and Description of Business.
(2)	Excludes 25,000 options with ratchet pricing features included in derivative liabilities. The total value of $458,608 will be reclassified to equity in conjunction with the timing of our reverse stock split taking effect on August 7, 2018.

As of June 30, 2018, the Company did not have adequate authorized common shares to fulfill its obligations under certain agreements. Specifically, the Company had committed to issue common shares in excess of authorized shares totaling 32,365,826 (pre-reverse split); has 31,613,142 (pre- reverse split) options to purchase common stock issued of which 24,946,476 (pre-reverse split) are exercisable and has outstanding convertible accrued interest on a convertible note payable the holder of which has the right to convert into 441,554 (pre-reverse split) shares of common stock as of June 30, 2018. Total common stock and common stock equivalents in excess of the Company’s authorized common shares are summarized as follows:

	Pre-Reverse Split	Post-reverse split
Committed shares beyond authorized	32,365,826	107,889
Stock options granted	31,613,142	105,378
Convertible notes payable and accrued interest	441,554	1,472
Total	64,420,522	214,739

The Company effected a 1:300 reverse split on its common stock on August 7, 2018 to remedy the shortfall in authorized unissued shares.

NOTE 10 – CUSTOMER CONCENTRATION

The Company generated approximately 79% of its revenues for the three months ended June 30, 2018 and 51% of its revenues for the six months ended June 30, 2018 from three separate customers. The Company did not have any one customer account for more than 10% of its revenues during the three or six months ended June 30, 2017.

As of June 30, 2018, four separate customers accounted for approximately 94% of the Company’s total accounts receivable. Of this amount, one customer representing 12% of the outstanding accounts receivable was due from a related party. As of December 31, 2017, three separate customers accounted for approximately 78% of the Company’s total accounts receivable.

NOTE 11 – RESTATEMENT OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

The Company has restated its statement of operations and statement of cash flows for the six months ended June 30, 2017 to correct an error in the treatment of the disposal of a subsidiary. The Company had originally recorded the elimination of the non-controlling interest component of equity of the sold subsidiary as an equity only transaction by absorbing $2,540,903 of non-controlling interest equity into that of the Company. The correct treatment of the disposal necessitates the amount of non-controlling interest to be included in the calculation of the gain or loss on the disposal of a subsidiary recognized through the income statement. The impact to the financial statements is an increase in loss from discontinued operations and net loss by $2,540,903 for the six months ended June 30, 2017 and no change for the three months ended June 30, 2017. Net loss per common share increased from $4.23 as originally stated to $4.71 as restated for the six months ended June 30, 2017 with no change for the three months ended June 30, 2017. There was no impact on the net cash used in operations during the six months ended June 30, 2017 as a result of the restatement. Although not presented, the impact of the restatement on the Company’s consolidated balance sheet as of June 30, 2017 is an increase to additional paid in capital and increase to accumulated deficit of $2,540,903.

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

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500,000,000 and an additional 1% when it reaches $750,000,000. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent fee as of June 30, 2018 or December 31, 2017 as a result.

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $527,782 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of June 30, 2018 or December 31, 2017 given the premature nature of the motion.

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of June 30, 2018 or December 31, 2017 as a result.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473,264 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though NGH made the agreed payment of $10,000 on January 2, 2017 and issued 3,600,720 shares as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which NGH claims are without merit because they received full compensation as agreed. NGH is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation.

During 2016, Limecom had disputed accounts payable with three (3) carriers, for which the Company entered into separate settlement agreements, totaling approximately $1,147,000. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. The Company assumed a total of $676,563 of this liability on October 23, 2017 as part of its acquisition of Limecom and made repayments totaling $10,000 during the period of acquisition to December 31, 2017 and $95,136 during the six months ended June 30, 2018. The remaining outstanding principal balance of these settlement agreements amounted to approximately $571,427 and $666,563 as of June 30, 2018 and December 31, 2017, respectively. Of these totals, $571,427 and $546,563 is current and included in accrued liabilities and $0 and $120,000 is long term and represented by other long term liabilities as of June 30, 2018 and December 31, 2017, respectively.

On October 23, 2017, the Company assumed a settlement liability Limecom had entered into with American Express as part of its acquisition as discussed in Note 1 – Organization and Description of Business. As of the date of acquisition, there was a total outstanding balance of $995,158. The Company made repayments totaling $102,727 from the period of October 23, 2017 to December 31, 2017 and $330,000 during the six months ended June 30, 2018 leaving a remaining balance due of $562,431 and $892,431 as of June 30, 2018 and December 31, 2017, respectively. The balance due is included in accounts payable and accrued liabilities as of June 30, 2018 and December 31, 2017.

On October 23, 2018, the Company received service of a complaint filed against it by a former supplier citing unspecified damages in excess of $15,000. The Company has not accrued any losses as of June 30, 2018 related to the complaint given the early nature of the process.

On October 25, 2018, the Company was notified by its registered agent in the state of Florida it had received notification of a filed complaint by a former employee that alleges breach of contract. The Company is in the early stages of discovery with a response to the complaint due on November 14, 2018. The Company has not accrued any losses as of June 30, 2018 related to the complaint given the early nature of the process.

On October 25, 2018, the Company was received a claim letter issued by TCA Gloal Master Fund in which it claims the Company is liable for unpaid investment banking services totaling $2,500,000. The Company believes this claim to be without merit and has responded to the letter as such. The Company has not accrued any losses or a liability related to this letter as of June 30, 2018.

On November 7, 2018, the Company was serviced with a complaint from a former service provider claiming breach of contract. The complaint alleges services were performed for which the Company owes $28,833 plus interest. The Company believes this claim to be without merit and has not accrued any losses as of June 30, 2018 related to the complaint given the early nature of the process.

The Company executed a lease for office space effective July 10, 2018 with a term to October 31, 2018. The lease requires monthly rental payments of $4,750 plus monthly maintenance costs of $100. Total future guaranteed payments under this lease are $19,400.

NOTE 13 – PRO FORMA STATEMENTS OF OPERATIONS

On October 23, 2017, the Company completed its acquisition of Limecom as discussed in Note 1 – Organization and Description of Business. The Company is furnishing the following pro forma statements of operations representing the combined results of the Company and Limecom for the six months ended June 30, 2017 had the acquisition been completed on January 1, 2017.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

COMBINED PRO FORMA STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2017

	NGH	Limecom	Pro Forma Adjustments	Pro Forma
Revenue	$1,074,655	$46,783,665	$-	$47,858,320
Cost of revenue	785,432	45,354,949	214,286 (a)	46,354,667
Gross margin	289,223	1,428,716	(214,286)	1,503,653

Operating expenses
Officer compensation	363,943	125,165	-	489,108
Professional fees	1,132,887	257,600	-	1,390,487
General and administrative	229,580	570,196	-	799,776
Total operating expenses	1,726,410	952,961	-	2,679,371

Loss from operations	(1,437,187)	475,755	(214,286)	(1,175,718)

Other income (expense)
Other income	179,580	65,465	-	245,045
Interest expense	(597,719)	(123,230)	-	(720,949)
Loss on derivative liability	(1,993,142)	-	-	(1,993,142)
Total other income (expense)	(2,411,281)	(57,765)	-	(2,469,046)

Net income (loss) from continuing operations	$(3,848,468)	$417,990	$(214,286)	$(3,644,764)

(a)	Amortization of acquired intangible assets from acquisition

NOTE 14 – SUBSEQUENT EVENTS

On August 7, 2018, the Company effected a 1:300 reverse stock split on its common stock. The effects of this stock split on the Company’s number of shares issued and outstanding has been retroactively applied to these financial statements.

Subsequent to the balance sheet date, the Company issued a total of 781 shares of common stock in conjunction with rounding from its reverse stock split; 61,001 shares of common stock for the settlement of stock based liabilities; 2,167 common shares as part of a settlement agreement; 13,333 for services and 35,834 shares of common stock for cash proceeds of $107,500.

The Company entered into a separate securities purchase agreement to raise a total of $440,000 of cash in exchange for 146,669 shares of common stock. As of the date of this filing, the Company has received total cash of $90,000. The common shares will be issued upon the receipt of all cash due under the agreement. The shares associated with this agreement have not been issued and are not included in the preceding paragraph.

On August 23, 2018, the Company committed to issue a total of 60,639 common shares for services. Of this total, 33,334 were issued in exchange for previously outstanding options totaling 33.334 which carried an exercise price of $54.

On September 13, 2018, the Company and certain officers agreed to convert $282,623 of past wages and other compensation owing to shares of common stock at a rate of $4 per share resulting in 70,657 common shares being committed to be issued. Additionally, a total of 90,000 options to purchase common stock were granted with each option grant vesting equally over a three year period and exercisable at $3 per share. The options expire in September 2023.

On November 6, 2018, the Company finalized an accounts receivable factoring agreement whereby the factor agent will purchase outstanding accounts receivable at its sole discretion less certain commissions. The factoring agent commission due under the agreement is 1.19% of the face value of the purchased accounts receivable for the twenty days immediately following invoice issuance plus 0.59% for each twenty days thereafter. The factoring agent may advance cash to the Company at its sole discretion up to 90% of the purchase price with an initial maximum advance capacity of $4,000,000. The Company may request increases to the maximum advance allowed under the agreement not to exceed an additional $1,000,000 during each 90 day period immediately following execution for up to a maximum advance of $8,000,000.

The Company will issue compensation to its financial advisor with respect to the agreement totaling 2.5% of the initial credit line limit, or $100,000, in four equal installments. The advisor will receive further compensation of 3.0% of any future increases in the credit limit above $4,000,000 up to $8,000,000. The advisor also received a warrant to purchase 74,866 shares of common stock at an exercise price of $3.74 per share for a period of five years. The warrant may be exchanged without the payment of any additional consideration for the Company’s common stock based upon the values of the warrant and the stock at the time of the exchange.

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

Business History

Cuentas, Inc. (the “Company”) invests in financial technology and currently derives its revenues from the sales of prepaid and wholesale calling minutes. Additionally, the Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market. The Company intends to launch the cards upon successful completion of appropriate financing and has yet to generate revenues from this activity.

Next Group Holdings, Inc was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned) and SDI Next Distribution LLC (51% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc.

Overview

On January 12, 2016, and effective as of January 1, 2016, the Company issued 177,539,180 pre-split shares of its restricted common stock and 10,000,000 shares of its Series B preferred stock for 100% of the issued and outstanding shares of Next Group Holdings, Inc. (NEXT). Based on the completion of the agreement NEXT became a wholly-owned subsidiary of the Company.

On December 31, 2015, we signed our merger with Next Group Holdings, Inc. a Florida Corporation but the transaction was not completed until January 12, 2016, when the document was filed with the State of Florida. The accounting effective date of the transaction is January 1, 2016. The Company filed for a change of name to Next Group Holdings, Inc. and its symbol was NXGH.

As a result of this merger, we adopted Next Group’s corporate structure and began a transition into its business model. Through our subsidiaries, we engage in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets.

On June 25, 2018, holders of a majority of the Company’s voting stock approved by written consent in lieu of a special meeting of stockholders in accordance with 607.0704 of the Florida Business Corporation Act to change the company name to Cuentas, Inc and effect a reverse stock split of 1:300. In early August 2018, FINRA approved the new stock symbol CUEN and also approved the 1:300 reverse stock split.

Cuentas, formerly Next Group Holdings, through its operating subsidiaries, engages in the business of using proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company offers prepaid telecommunications minutes to consumers through its Tel3 division and also offers wholesale telecommunications minutes through its Limecom subsidiary.

Results of operations for the three months ended June 30, 2018 and 2017

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Three Months Ended June 30,
	2018	2017	Change
Revenue	$11,967,987	$500,426	$11,467,561
Revenue, related party	8,941,435	73,638	8,867,797
Total revenue	$20,909,422	$574,064	$20,335,358

Revenues during the three months ended June 30, 2018 totaled $20,909,422 compared to $574,064 for the three months ended June 30, 2017. The increase in revenues of $20,335,358 is due to the acquisition of Limecom which was consolidated for the full three months ended June 30, 2018 and not included in the three months ended June 30, 2017. Limecom contributed a total of $20,499,288 of revenues during the three months ended June 30, 2018.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs.

	Three Months Ended June 30,
	2018	2017	Change
Cost of revenue	$12,293,982	$450,175	$11,843,807
Cost of revenue, related party	8,361,849	-	8,361,849
Total cost of revenue	$20,655,831	$450,175	$20,205,656

Cost of revenues during the three months ended June 30, 2018 totaled $20,655,831 compared to $450,175 for the three months ended June 30, 2017. The increase in cost of revenues of $20,205,656 is due to the acquisition of Limecom which was consolidated for the full three months ended June 30, 2018 and not included in the three months ended June 30, 2017. Limecom contributed a total of $20,306,388 of costs of revenues during the three months ended June 30, 2018.

Operating Expenses

	Three Months Ended June 30,
	2018	2017	Change
Officer compensation	$193,525	$147,777	$45,748
Professional fees	214,340	641,603	(427,263)
General and administrative	419,997	132,688	287,309
Total operating expenses	$827,862	$922,068	$(94,206)

Operating expenses totaled $827,862 during the three months ended June 30, 2018 compared to $922,068 during the three months ended June 30, 2017 representing a net decrease of $94,206. The Company incurred approximately $45,000 of incremental officer compensation expenses during the three months ended June 30, 2018 as the three months ended June 30, 2017 due to stock based compensation occurring in the current period not present in the prior period totaling $44,333. Additionally, the Company incurred fewer professional fees during the current period as the result of issuing fewer shares of common stock for professional services in the current period when compared to the same quarter in 2017. Lastly, the increase in general and administrative expenses is the result of the acquisition of Limecom which contributed a total of $329,186 of general and administrative expenses during the three months ended June 30, 2018.

Other Income (Expense)

	Three Months Ended June 30,
	2018	2017	Change
Other income	$-	$178,712	$(178,712)
Other expense	(69,912)	-	(69,912)
Interest expense	(346,325)	(238,477)	(107,848)
Gain (loss) on derivative liability	14,729	(1,579,105)	1,593,834
Gain on fair value of stock based liabilities	(3,069)	-	(3,069)
Total other income (expense)	$(404,577)	$(1,638,870)	$1,234,293

The Company recognized other expense of $404,577 during the three months ended June 30, 2018 compared to a net expense of $1,638,870 during the three months ended June 30, 2017. The net change from the prior period to the current is driven by a $1,593,834 favorable change in the gain recognized on the fair value measurement of derivative liabilities, offset by a decrease in other income of $178,712.

The fair value measurements related to derivative liabilities and stock-based liabilities are driven by market inputs and inherently subject to volatility. The decrease in other income is the result of the Company recognizing forgiveness of accounts payable during the three months ended June 30, 2017 that was not present during the current period.

Net Loss

	Three Months Ended June 30,
	2018	2017	Change
Net income (loss)	$(978,848)	$(2,437,049)	$1,458,201
Net income attributable to non-controlling interest	9,619	(144)	9,763
Net loss attributable to Cuentas, Inc.	$(969,229)	$(2,437,193)	$1,467,964

The Company recognized a net loss for the three months ended June 30, 2018 of $969,229 compared to a loss of $2,437,193 for the three months ended June 30, 2017. The change in net loss for the three months ended June 30, 2018 is due mainly to the increased revenues and margins in absolute dollars during the current period combined with favorable changes in gains for the fair value measurements of derivative and stock-based liabilities.

Results of operations for the six months ended June 30, 2018 and 2017

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Six Months Ended June 30,
	2018	2017	Change
Revenue	$29,718,263	$997,224	$28,721,039
Revenue, related party	11,189,379	77,431	11,111,948
Total revenue	$40,907,642	$1,074,655	$39,832,987

Revenues during the six months ended June 30, 2018 totaled $40,907,642 compared to $1,074,655 for the six months ended June 30, 2017. The increase in revenues of $39,832,987 is due to the acquisition of Limecom which was consolidated for the full six months ended June 30, 2018 and not included in the six months ended June 30, 2017. Limecom contributed a total of $40,086,285 of revenues during the six months ended June 30, 2018.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs.

	Six Months Ended June 30,
	2018	2017	Change
Cost of revenue	$28,479,619	$785,432	$27,694,187
Cost of revenue, related party	11,434,687	-	11,434,687
Total cost of revenue	$39,914,306	$785,432	$39,128,874

Cost of revenues during the six months ended June 30, 2018 totaled $39,914,306 compared to $785,432 for the six months ended June 30, 2017. The increase in cost of revenues of $39,128,874 is due to the acquisition of Limecom which was consolidated for the full six months ended June 30, 2018 and not included in the six months ended June 30, 2017. Limecom contributed a total of $39,265,195 of costs of revenues during the six months ended June 30, 2018.

Operating Expenses

	Six Months Ended June 30,
	2018	2017	Change
Officer compensation	$328,717	$363,943	$(35,226)
Professional fees	514,698	1,132,887	(618,189)
General and administrative	855,003	229,580	625,423
Total operating expenses	$1,698,418	$1,726,410	$(27,992)

Operating expenses totaled $1,698,418 during the six months ended June 30, 2018 compared to $1,726,410 during the six months ended June 30, 2017 representing a net decrease of $27,992. The Company incurred fewer officer compensation expenses during the six months ended June 30, 2018 from there being approximately $110,000 of stock option-based compensation recognized during the six months ended June 30, 2017 compared to approximately $44,000 during the six months ended June 30, 2018. Additionally, the Company incurred fewer professional fees during the current period as the result of issuing fewer shares of common stock for professional services in the current period when compared to the same period in 2017. Lastly, the increase in general and administrative expenses is the result of the acquisition of Limecom which contributed a total of $670,066 of general and administrative expenses during the six months ended June 30, 2018.

Other Income (Expense)

	Six Months Ended June 30,
	2018	2017	Change
Other income	$-	$179,580	$(179,580)
Other expense	(94,862)	-	(94,862)
Interest expense	(748,907)	(597,719)	(151,188)
Gain (loss) on derivative liability	427,935	(1,993,142)	2,421,077
Gain on extinguishment of debt	98,611	-	98,611
Gain on fair value of stock based liabilities	1,559,413	-	1,559,413
Total other income (expense)	$1,242,190	$(2,411,281)	$3,653,471

The Company recognized other income of $1,242,190 during the six months ended June 30, 2018 compared to a net expense of $2,411,281 during the six months ended June 30, 2017. The net change from the prior period to the current is driven by a $2,421,077 favorable change in the gain recognized on the fair value measurement of derivative liabilities, $98,611 favorable variance in the gain on extinguishment of debt and $1,559,413 favorable change in gains recognized from the fair value measurements of stock-based liabilities.

The fair value measurements related to derivative liabilities and stock-based liabilities are driven by market inputs and inherently subject to volatility. The increase in the gain on extinguishment of debt is from the Company entering into a settlement agreement with a convertible noteholder during the current period where similar events did not exist during the six months ended June 30, 2017.

Loss from Discontinued Operations

	Six Months Ended June 30,
	2018	2017	Change
Loss from discontinued operations	$-	$327,800	$(327,800)

The Company recorded a loss from discontinued operations of $327,800 during the six months ended June 30, 2017 from its disposal of a former subsidiary, Transaction Processing Products, LLC. There were no discontinued operations or disposals of business entities or segments during the six months ended June 30, 2018.

Net Income (Loss)

	Six Months Ended June 30,
	2018	2017	Change
Net income (loss)	$537,108	$(4,176,268)	$4,713,376
Net income attributable to non-controlling interest	17,416	9,630	7,786
Net loss attributable to Cuentas, Inc.	$554,524	$(4,166,638)	$4,721,162

The Company recognized net income for the six months ended June 30, 2018 of $554,524 compared to a loss of $4,166,638 for the six months ended June 30, 2017. The change in net income (loss) for the six months ended June 30, 2018 is due mainly to the increased revenues and margins during the current period combined with favorable changes in gains for the fair value measurements of derivative and stock-based liabilities.

GOING CONCERN, LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, the Company had cash of $12,770, current assets of $5,132,441 and current liabilities of $11,108,970 creating a working capital deficit of $5,976,529. Net cash used in operating activities was $97,327 during the six months ended June 30, 2018 and $116,881 used during the six months ended June 30, 2017. Current assets consisted of $12,770 of cash; $4,382,269 of accounts receivable; $610,006 of related party accounts receivable; $90,755 of prepaid expenses and other current assets; $36,000 of related party receivables and $641 of other receivables.

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

Liquidity and Other Considerations

During the six months ended June 30, 2018, the Company’s loss from operations was $705,082. As of June 30, 2018, the Company had $12,770 of cash, a working capital deficit of $5,976,529, which included accounts payable and accrued liabilities of $4,524,873 and accounts payable to related parties of $1,341,427, and the Company’s shareholder deficit was $4,333,280. During 2017, the Company acquired a cash flow positive subsidiary.

Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule. There was $2,943,519 and $2,919,615 due to Next Communications as of June 30, 2018 and December 31, 2017, respectively.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company had net income of $554,524 and a net loss of $4,176,268 and net cash used in operating activities of $97,327 and $116,881, for the six months ended June 30, 2018 and 2017, respectively. The Company has a working capital deficit of $5,976,529 and $7,075,716, and an accumulated deficit of $13,953,044 and $14,207,568 as of June 30, 2018 and December 31, 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of issuance of this report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has a minimum cash balance available for payment of ongoing operating costs, has experienced losses from operations since inception, and it does not have a source of revenue sufficient to cover its operating costs. Its continued existence is dependent upon its ability to continue to execute its operating plan and to obtain additional debt or equity financing. There can be no assurance the necessary debt or equity financing will be available, or will be available on terms acceptable to the Company.

Management plans to fund operations through additional debt and equity financing. Debt instruments may be convertible or non-convertible and will vary based on the Company’s needs and financing options available at such times.

Operating Activities

The Company used $97,327 of cash in operations during the six months ended June 30, 2018 and $116,881 during the six months ended June 30, 2017. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital. Net cash used in operating activities during the six months ended June 30, 2018 consisted of net income of $537,108, net non-cash gains of $1,529,660 and changes in working capital totaling $895,225.

Investing Activities

The Company used cash of $11,499 in investing activities during the six months ended June 30, 2018 which consisted solely of the purchase of equipment. There was no cash used in or provided by investing activities during the six months ended June 30, 2017.

Financing Activities

The Company generated $28,882 of cash in financing activities during the six months ended June 30, 2018 compared to using $75,549 during the six months ended June 30, 2017. Cash generated by financing activities during the six months ended June 30, 2018 consisted of repayments of convertible notes payable of $12,000, proceeds from related party loans of $40,199, proceeds from loans payable of $967 and repayments of related party loans of $284. Cash used in financing activities during the six months ended June 30, 2017 consisted of repayments of a bank overdraft of $7, proceeds from loans payable of $25,000 and repayments on related party loans of $100,542.

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

The Company believes that it will be able to meet the costs of growth and public reporting with funds generated from operations and additional amounts generated through debt and equity financing, Although management believes that the required financing to fund product development can be secured at terms satisfactory to the Company, there is no guarantee these funds will be made available, and if funds are available, that the terms will be satisfactory to the Company.

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

The Company bases estimates and judgments on experience, current knowledge, and beliefs of what could occur in the future, observation of trends in the industry, information provided by customers and information available from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following accounting policies and estimates as those that are believed to be the most critical to the financial condition and results of operations and that require management’s most subjective and complex judgments in estimating the effect of inherent uncertainties: share-based compensation expense, and derivative financial instruments.

Share-Based Compensation Expense

We calculate share-based compensation expense for option awards and warrant issuances (“Share-based Awards”) based on the estimated grant/issue-date fair value using the Black-Scholes-Merton option pricing model (“Black-Scholes Model”) and recognize the expense on a straight-line basis over the vesting period, net of estimated forfeitures. The Black-Scholes Model requires the use of a number of assumptions including volatility of the stock price, the weighted average risk-free interest rate, and the vesting period of the Share-based Award in determining the fair value of Share-based Awards. Although we believe our assumptions used to calculate share-based compensation expense are reasonable, these assumptions can involve complex judgments about future events, which are open to interpretation and inherent uncertainty. In addition, significant changes to our assumptions could significantly impact the amount of expense recorded in a given period.

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

Lack of appropriate segregation of duties,

Lack of an independent audit committee,

Lack of information technology (“IT”) controls over revenue,

Lack of adequate review of internal controls to ascertain effectiveness,

Lack of communication to third party service providers regarding key events and agreements within the organization,

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorneys fees and costs totaling $527,782 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of June 30, 2018 or December 31, 2017 given the premature nature of the motion.

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of June 30, 2018 or December 31, 2017 as a result.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473,264 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though NGH made the agreed payment of $10,000 on January 2, 2017 and issued 3,600,720 shares as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which NGH claims are without merit because they received full compensation as agreed. NGH is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation.

On October 23, 2018, the Company received service of a complaint filed against it by a former supplier citing unspecified damages in excess of $15,000. The Company has not accrued any losses as of June 30, 2018 related to the complaint given the early nature of the process.

On October 25, 2018, the Company was notified by its registered agent in the state of Florida it had received notification of a filed complaint by a former employee that alleges breach of contract. The Company is in the early stages of discovery with a response to the complaint due on November 14, 2018. The Company has not accrued any losses as of June 30, 2018 related to the complaint given the early nature of the process.

On October 25, 2018, the Company was received a claim letter issued by TCA Gloal Master Fund in which it claims the Company is liable for unpaid investment banking services totaling $2,500,000. The Company believes this claim to be without merit and has responded to the letter as such. The Company has not accrued any losses or a liability related to this letter as of June 30, 2018.

On November 7, 2018, the Company was serviced with a complaint from a former service provider claiming breach of contract. The complaint alleges services were performed for which the Company owes $28,833 plus interest. The Company believes this claim to be without merit and has not accrued any losses as of June 30, 2018 related to the complaint given the early nature of the process.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2018, the Company issued 38,095 common shares as the settlement for common stock subscriptions totaling $400,000; 11,479 common shares valued at $154,973 for the settlement of stock based liabilities and 2,000 common shares for the settlement of a convertible note payable.

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

Next Group Holdings, Inc.
(Registrant)

Date: November 21, 2018	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Michael DePrado
Chief Financial Officer