Form 10-Q
period 2018-09-30
Cuentas Inc.
filed 2018-12-19
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: SEPTEMBER 30, 2018

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

800-611-3622

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of December 19, 2018, the issuer had 1,454,615 shares of its common stock issued and outstanding.

Part I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2018

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017	2

Statements of Operations and Comprehensive Income (Loss) for the nine and three-months ended September 30, 2018 and 2017 (Unaudited)	3

Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-21

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2018	December 31, 2017
	Unaudited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	48	93
Trade account receivables	4,366	7,632
Other current assets	128	210
Total current assets	4,542	7,935

Property and Equipment	15	6
Intangible assets	2,614	2,970
Investments	81	250
Goodwill	1,334	1,334
Total assets	8,586	12,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	3,483	5,568
Other accounts liabilities	1,491	1,962
Dividends payable	30	30
Deferred revenue	561	686
Notes and Loan payable	100	146
Convertible notes payable, net of discounts and debt issue costs	-	49
Derivative liability	-	212
Related parties payables	5,733	3,033
Stock based liabilities	1,059	2,963
Total current liabilities	12,457	14,649

Related party payables – Long term	-	2,536
Derivative liabilities – long term	64	362
Other long-term liabilities	97	120
TOTAL LIABILITIES	12,618	17,667

STOCKHOLDERS’ DEFICIENCY
Common stock subscribed	140	400
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 1,269,446 and 1,140,398 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1	1
Additional paid in capital	10,885	9,555
Accumulated deficit	(14,419)	(14,208)
Accumulated other comprehensive income	-	(300)
Total Cuestas Inc. stockholders’ deficit	(3,383)	(4,542)

Non-controlling interest in subsidiaries	(649)	(630)
Total stockholders’ deficit	(4,032)	(5,172)
Total liabilities and stockholders’ deficit	8,586	12,495

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

(U.S. dollars in thousands except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
				( Restated)

REVENUE	61,472	1,700	20,563	625

COST OF REVENUE	60,372	1,289	20,458	503

GROSS PROFIT	1,100	411	105	122

OPERATING EXPENSES

General and administrative	2,817	2,249	1,119	522
TOTAL OPERATING EXPENSES	2,817	2,249	1,119	522

OPERATING LOSS	(1,717)	(1,838)	(1,014)	(400)

OTHER INCOME (EXPENSE)
Other income	197	730	197	550
Other expense	(279)	-	(184)	-
Interest expense	(904)	(748)	(156)	(150)
Gain (loss) on derivative liability	483	(306)	56	1,687
Gain from Change in extinguishment of debt	99	-	-	-
Gain from Change in fair value of stock-based liabilities	2,191	-	632	-
TOTAL OTHER INCOME (EXPENSE)	1,787	(324)	545	2,087

Loss from discontinued operations	-	(328)	-	-

NET INCOME (LOSS) BEFORE CONTROLLING INTEREST	70	(2,490)	(469)	1,687

NET INCOME ATTRIBUTILE TO NON-CONTROLLING INTEREST	19	12	3	2
NET LOSS ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	89	(2,478)	(466)	1,689

Net income (loss) per basic share	0.06	(*)(2.75)	(0.39)	(*)1.78
Net income (loss) per diluted share	(1.50)	(*)(2.75)	(0.39)	(*)1.42

Weighted average number of basic common shares outstanding	1,188,418	(*)906,151	1,201,083	(*)948,341
Weighted average number of diluted common shares outstanding	1,301,258	(*)906,151	1,201,083	(*)1,191,609

(*)	Retrospectively adjusted to reflect the 300-for-1 reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
		(Restated)
Cash Flows from Operating Activities:
Net loss before non-controlling interest	70	(2,490)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	617	1,098
Imputed interest	179	179
Gain on extinguishment of debt	(99)	-
Debt discount amortization	72	352
Gain on derivative fair value adjustment	(483)	306
Loss on settlements	84	-
Amortization of debt issue costs	-	13
Loss on disposal of business	-	328
Available for sale securities received as other income	169	(550)
Gain from Change in on fair value of stock-based liabilities	(2,191)	-
Write off of finance deposit	-	25
Depreciation and amortization expense	37	63
Amortization of intangible assets	321	-
Changes in Operating Assets and Liabilities:
Accounts receivable	3,266	(199)
Other receivable	141	40
Short term loan from 3rd parties
Accounts payable	(2,174)	459
Other Accounts payable	(92)	-
Deferred revenue	(125)	(8)
Net Cash Used by Operating Activities	(208)	(384)

Cash Flows from Investing Activities:
Purchase of equipment	(11)	-
Net Cash Provided by Investing Activities	(11)	-

Cash Flows from Financing Activities:
Proceeds from (repayments of) loans payable	(46)	116
Repayments of convertible notes	(12)	-
Proceeds from related party loans	92	170
Repayments of related party loans	-	(101)
Proceeds from common stock subscriptions	140	-
Net Cash Provided by Financing Activities	174	185

Net Increase (Decrease) in Cash	(45)	(199)
Cash at Beginning of Period	93	256
Cash at End of Period	48	57

Supplemental disclosure of cash flow information
Cash paid for interest	28	-

Supplemental disclosure of non-cash financing activities
Common stock issued as related party loan and accrued interest repayment	-	295
Common stock issued for conversion of convertible note principal	27	345
Common stock issued for conversion of convertible accrued interest	-	19
Change in derivative liability written off to additional paid in capital due to conversion of convertible notes payable	-	558
Initial measurement of derivative liabilities recorded as debt discount	-	185
Common stock issued for settlement of stock-based liabilities	490	-

Common stock issued for settlement of common stock subscribed	400	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – GENERAL

Organizational Background:

Cuentas, Inc. (formerly Next Group Holdings, Inc., the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned), Next Mobile 360, Inc. (100% owned) and SDI Next Distribution, LLC (51% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary incorporated in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective as of January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc.

In September 2018, the Company changed its name to Cuentas, Inc. to better position its intended business activities.

The Company invests in financial technology and currently derives its revenues from the sales of prepaid and wholesale calling minutes. Additionally, the Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market. The Company intends to launch the cards upon successful completion of appropriate financing and has yet to generate revenues from this activity.

The Company through it fully owned subsidiary, Meimoun and Mammon, LLC (“M&M”), provides telecom services to the retail and wholesale markets including sales of prepaid long-distance telecom services and Mobile Virtual Network Operator (MVNO) services. The services are sold under the brand name Next Mobile 360.

Next Cala, Inc, (“Cala”) offers prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of payment remittance services worldwide.

NxtGn, Inc. (“NxtGn”) develops a High Definition telepresence product (“AVYDA”) which allows users to connect with celebrities, public figures, healthcare and education applications via a mobile phone, tablet or personal computer.  NxtGn has entered into a joint venture with telephony platform industry leader Telarix, Inc. to develop and market the AVYDA Powered by Telarix™ HD telepresence platform. The AVYDA Powered by Telarix™ product is marketed throughout the world by the Telarix sales force.

Since September 17, 2016 the Company has a Market Partner Agreement with InsightPOS, LLC. InsightPOS is a “State of the Art”, “Super Functional Point of Sale” system that has a combination of tools that we believe makes the retail experience quicker and better both for the shopper and for store management. The Company previously installed about 10 units including training by InsightPOS. These units were withdrawn due to required programming development and improved network interconnections.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On October 23, 2017, the Company closed the acquisition of Limecom, Inc. (“Limecom”). Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment.

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution LLC in which it holds a 51% interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500, to be paid per an agreed-upon schedule over a twelve-month period beginning December 2017. Fisk Holdings, LLC will contribute 30,000 active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general-purpose reloadable cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. There has been no activity in or cash contributions to this entity since formation.

The Company, through its affiliate, Next Communications, Inc., has the right to sell STI Mobile, Next Cala and any Next products to 8,800 locations that were serviced by a prepaid distribution network. The Company will offer the InsightPOS system to clients of this distribution network as well via direct sales through its own sales force and affiliates. When a system is installed, the Company receives 50% of the gross profits received by InsightPOS after retailer commissions are paid.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had approximately $48 in cash and cash equivalents, approximately $7,915 in negative working capital, a stockholders’ deficiency of approximately $4,032 and an accumulated deficit of approximately $14,419. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

REVERSE SPLIT

The Company completed a reverse stock split of its common stock, by filing articles of amendment to its Articles of Incorporation (the “Articles of Amendment”) with the Secretary of State of Florida to effect the Reverse Stock Split on August 8, 2018. As a result of the reverse stock split, the following changes have occurred (i) every three hundred shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option, common stock warrant or any other convertible instrument of the Company have been proportionately decreased on a 300-for-1 basis, and the exercise price of each such outstanding stock option, common warrant or any other convertible instrument of the Company have been proportionately increased on a 300-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 300-for-1 reverse stock split. No fractional shares were issued as a result of the reverse stock split. In lieu of issuing fractional shares, each holder of common stock who would otherwise have been entitled to a fraction of a share was entitled to receive one full share for the fraction of a share to which he or she was entitled.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for the nine- months and three-months ended September 30, 2018. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2018. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on June 4, 2018 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for allowances for bad debts, stock-based compensation, collectability of loans receivable, potential impairment losses of intangible assets and goodwill, and fair value calculations related to embedded derivative features of outstanding convertible notes payable and other financial instruments.

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

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Consumer Prepaid Minutes Revenues

The Company recognizes revenues from the sale of prepaid telecommunications minutes directly to consumers at the retail level. While the Company collects payment for prepaid consumer minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer or upon the forfeiture of minutes with forfeitures occurring after 12 consecutive months of non-use. Generally, consumers will prepay a fixed dollar amount then consume the prepayment upon making telephone calls on the Company’s telecommunications network. Revenues from direct to consumer retail sales were $266 and $469 and $1,118 and $1,463 during the three and nine months ended September 30, 2018 and 2017, respectively.

Wholesale Telecommunications Revenues

The Company recognizes revenues from the brokering of sales of minutes from one telecommunications carrier to another. The Company receives an order for a defined number of minutes to a defined geographic region at which point it sources those minutes and purchases them with an immediate resale to the customer. Revenues from wholesale telecommunications minutes were $20,297 and $0 and $60,352 and $0 during the three and nine months ended September 30, 2018 and 2017, respectively.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the nine months ended September 30, 2018:

Deferred Revenue
Balance at December 31, 2017	686
Deferred revenue	993
Recognition of deferred revenue	(1,118)
Balance at September 30, 2018	561

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $561 as of September 30, 2018, of which the Company expects to recognize 100% of the revenue over the next 12 months.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company has elected to immediately expense contract acquisition costs that would be amortized in one year or less. The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if the benefit of those costs is expected to be longer than one year. There were no capitalized contract acquisition costs as of September 30, 2018.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

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

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2018	107
2019	429
2020	429
2021	429
2022	429
Thereafter	791
Total	2,614

Amortization expense was $107 and $356 and $0 and $0 for the three and nine months ended September 30, 2018 and 2017, respectively. Amortization expense for each period is included in cost of revenue.

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

(Amounts in U.S. dollar thousands, except share and per share data)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Liabilities:
Stock based liabilities	1,059	—	—	1,059
Short term derivative value	—	—	—	—
Long term derivative value	64	—	—	64
Total liabilities	1,123	—	—	1,123

	Balance as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Stock based liabilities	2,963	—	—	2,963
Short term derivative value	212	—	—	212
Long term derivative value	362	—	—	362
Total liabilities	3,537	—	—	3,537

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

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

At September 30, 2018, the Company had one outstanding convertible note payable with conversion rights that are exercisable. The amount of outstanding principal on this convertible note is $0 plus accrued interest of $5 for total convertible debt as of September 30, 2018 of $5 representing 2,506 new dilutive common shares if converted at the applicable rates. Additionally, the Company has committed to issue a total of 179,851 shares of common stock for the settlement of a related party note payable and services which are not yet issued or outstanding. The effects of this note and total common shares committed to be issued have been excluded from net income per diluted share for the three and nine months ended September 30, 2018.

At September 30, 2017, the Company had eighteen outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $985 plus accrued interest of $388 for total convertible debts as of September 30, 2017 of $1,328 representing 243,268 new dilutive common shares if converted at the applicable rates. The effects of these notes have been included in net income per diluted share for the three months ended September 30, 2017 and excluded from the nine months ended September 30, 2017.

The Net income (loss) attributable to common shareholders for the period ended September 30, 2018 is as the follow:

Net income (loss) before controlling interest	70

Reallocation of stock-based compensation	164

Reallocation of Gain from Change in fair value of stock-based liabilities	(2,191)

Net income (loss) attributable to common shareholders	(1,957)

For the nine months ended September 30, 2018, potentially dilutive securities consisted of 179,851 shares which the Company is obligated to issue and 162,044 options to purchase of common stock at prices ranging from $3 to $54 per share. Of these potentially dilutive securities, only 179,851 shares which the Company is obligated to issue and 90,000 options to purchase of common stock at price of $3 per share are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive.

Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have material effect on the reported results of operations, shareholder’s deficit or cash flows.

Recent Accounting Standards announced

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

Recently adopted accounting pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 as of January 1, 2018 which resulted in a $300 reclassification of net unrealized gains from accumulated other comprehensive income to the retained earnings. The adoption of ASU 2016-01 increases the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 3 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

Notes Payable

During the year ended December 31, 2017, the Company entered into two separate loans to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The first loan resulted in cash proceeds of $125 to the Company for future payments totaling $169 from future receivables and requires daily repayments of $1. The second resulted in cash proceeds of $50 for future payments totaling $68 from future receivables and requires daily cash repayments of $10. There was $0 and $46 due for the agreements as of September 30, 2018 and December 31, 2017, respectively, included in current notes payable.

On May 1, 2017, the Company received a loan from an unrelated party for $25. The loan is due on demand and as such is included in current notes payable. The note does not accrue interest and had a principal balance due of $25 as of September 30, 2018 and December 31, 2017, respectively.

On April 25, 2018, the Company entered into a loan agreement to be paid by collection of its future accounts receivable and secured by substantially all assets of the Company including accounts receivable, cash, equipment, intangible assets, inventory and other receivables. The loan resulted in cash proceeds to the Company of $180 for future payments totaling $234 from future receivables and requires daily repayments of $2. There was $0 and $0 due as of September 30, 2018 and December 31, 2017, respectively, included in current notes payable.

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

The following table summarizes all convertible notes payable activity for the nine months ended September 30, 2018:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2017	Repayments	Conversions to Common Stock	Forgiveness of Principal	Balance, September 30, 2018
Noteholder 5	11/9/2015	11/9/2016	100	49	(12)	(27)	(10)	-
Totals			100	49	(12)	(27)	(10)	-

The following is a summary of all convertible notes outstanding as of September 30, 2018:

Holder	Issue Date	Due Date	Principal	Discount	Unamortized Debt Issue Costs	Carrying Value	Accrued Interest
Noteholder 6	11/2/2016	11/2/2017	-	-	-	-	5
Totals			-	-	-	-	5

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – DERIVATIVE LIABILITIES

The Company analyzed the conversion features of the convertible notes payable as discussed in Note 3 – Notes Payable and Convertible Notes Payable for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative liability because the exercise price of these convertible notes are subject to a variable conversion rate.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

As of September 30, 2018, the Company had a $64 derivative liability on the balance sheet and recorded gains from derivative liability fair value adjustments of $27 and $483 during the three and nine months ended September 30, 2018. The derivative liability activity comes from convertible notes payable as discussed in Note 3 – Notes Payable and Convertible Notes Payable. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the sale of TPP, taking into account the effect of the reverse stock split (see Note 9 – Stockholders’ Equity), the options are exercisable at $54 per share unless the Company’s common stock is quoted at a price greater than $150 per share at which point the options are exercisable at $90 per share.

A summary of the changes in derivative liabilities balance for the nine months ended September 30, 2018 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2017	574
Change in fair value	(483)
Change due to conversion	(27)
Balance, September 30, 2018	64

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	September 30, 2018	December 31, 2017
Common stock price	5.00	17.40
Expected volatility	211%	178% - 334%
Expected term	1.51 years	.01 - 2.25 years
Risk free rate	2.81%	0.97% - 1.89%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2017	105,378	$39.27
Granted	90,000	3.00
Forfeited	(33,334)	54.00
Outstanding, September 30, 2018	162,044	$16.09

The following table discloses information regarding outstanding and exercisable options at September 30, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	1.5	25,000	$54.00
21.00	47,044	21.00	1.74	47,044	21.00
3.00	90,000	3.00	4.96	30,000	3.00
	162,044	$16.09	2.98	102,044	$23.79

On September 13, 2018, the Company issued 60,000 options to its President and Chief Executive Office. The options carry an exercise price of $3 per share. A third of the options vested immediately with the remaining vesting over the course of two years. The Options are exercisable until September 12, 2023. The Company has estimated the fair value of such options at a value of $302 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	5.05
Dividend yield	0%
Risk-free interest rate	2.87%
Expected term (years)	5
Expected volatility	374.26%

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On September 13, 2018, the Company issued 30,000 options to its member of the Board. The options carry an exercise price of $3 per share. Third of the options vested immediately with the remaining vesting over the course of two years. The Options are exercisable until September 12, 2023. The Company has estimated the fair value of such options at a value of $151 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	5.05
Dividend yield	0%
Risk-free interest rate	2.87%
Expected term (years)	5
Expected volatility	374.26%

During the nine months ended September 30, 2018, the Company recorded an option-based compensation expense of $164 associated with these grants.

NOTE 6 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the common stock activity for the nine months ended September 30, 2018:

Summary of common stock activity for the nine months ended September 30, 2018	Outstanding shares
Balance, December 31, 2017	1,140,398
Shares issued for common stock subscriptions	38,096
Shares issued as settlement of stock-based liabilities	72,485
Shares issued for services	13,333
Shares issued for rounding from 1:300 reverse stock split	967
Shares issued for settlement of convertible notes payable and accrued interest	4,167
Balance, September 30, 2018	1,269,446

On January 9, 2018, the Company issued 11,483 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $155.

On January 12, 2018, the Company issued 2,000 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $27.

On February 7, 2018, the Company issued 38,096 shares of its common stock pursuant to a common stock subscription. The fair market value of the shares at the subscription date was $400.

On September 11, 2018, the Company issued 2,167 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $11.

On September 27, 2018, the Company issued 13,333 shares of its common stock to a consultant, pursuant to a consulting agreement dated September 18, 2018, in consideration for consulting services. The fair market value of the shares at grant date was $60.

On September 27, 2018, the Company issued 61,002 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $335.

On September 21st 2018, the Company entered into a securities purchase agreement with various purchasers to issue 146,669 shares of common stock in consideration of $440. As of the September 30, 2018 the Company has received $140. One of the purchasers is the Company’s President and CEO who purchased 16,667 shares. Another purchaser is a current shareholder which controlled by the former owner of Limecom (a fully subsidiary of the Company), who purchased 16,667 shares.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the nine months ended September 30, 2018 and year ended December 31, 2017. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which the Company’s Chief Executive Officer holds a controlling equity interest and an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may be compelled to repay the amounts due.

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

Related party balances at September 30, 2018 and December 31, 2017 consisted of the following:

Due from related parties

	September 30, 2018	December 31, 2017
(a) Glocal Card Services	36	36
Total Due from related parties	36	36

Related party payables, net of discounts

	September 30, 2018 (unaudited)	December 31, 2017
(b) Due to Next Communications, Inc. (current)	2,972	2,920
(c) Due to Asiya Communications SAPI de C.V. (current)	36	6
(d) Michael DePrado (current)	100	100
(e) Orlando Taddeo, net of discount of $0 and $72 (due July 21, 2019)	2,613	2,536
(f) Next Cala 360 (current)	12	7
Total related party payables	5,733	5,569

(a)	Glocal Card Services is our partner in the Glocal Joint Venture
(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer. The balance with Next Communication, Inc. accrues an annual interest of 8%.
(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which our Chief Executive Officer holds a substantial interest and is involved in active management.
(d)	Michael DePrado is the Company’s Chief Operating Officer
(e)	Amount due to Orlando Taddeo from the acquisition of Limecom
(f)	Next Cala 360, is a Florida corporation established and managed by our Chief Executive Officer.

Accounts Receivable, Related Party

The Company had outstanding accounts receivable of $78 from related parties as of September 30, 2018 of which $71 was due from Next Communications, $6 was due from Next Cala 360 and $14 was due from Asiya Communications SAPI de C.V. The accounts receivable was recorded as a result of the sale of wholesale telecommunications minutes to these entities.

As of September 30, 2018 Limecom, had outstanding accounts receivable of $4,094 from Airtime Sp.z.o.o., which is a subsidiary of one the Company’s shareholders of the Company and a former owner of Limecom. The accounts receivable was recorded as a result of the sale of wholesale telecommunications minutes to this entity.

Accounts Payable, Related Party

The Company had outstanding accounts payable of $507 to related parties as of September 30, 2018 all of which was to Asiya Communications SAPI de C.V.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Revenues (Related Party)

The Company made sales to and generated revenues from related parties of $15,942 and $155 during the three months ended September 30, 2018 and 2017 as itemized below:

	For the Three Months Ended September 30,
	2018	2017
Next Communications, Inc.	4,208	155
VTX Corporation (a)	1,587
Airtime Sp.z.o.o.	5,095	-
Asiya Communications SAPI de C.V.	5,052	-
Total	15,942	155

(a)	A corporation that is owned by one of the Company’s shareholders and a former owner of Limecom

The Company made sales to and generated revenues from related parties of $36,850 and $233 during the nine months ended September 30, 2018 and 2017 as itemized below:

	For the Nine Months Ended September 30,
	2018	2017
Next Communications, Inc.	10,021	227
VTX Corporation	11,305	-
Airtime Sp.z.o.o.	5,095	-
Asiya Communications SAPI de C.V.	10,429	2
Next Cala 360	-	4
Total	36,850	233

Costs of Revenues (Related Party)

The Company made purchases from related parties totaling $8,954and $0 during the three months ended September 30, 2018 and 2017 which are included in cost of revenues as itemized below:

	For the Three Months Ended September 30,
	2018	2017
Next Communications, Inc.	4,736	-
Asiya Communications SAPI de C.V.	4,218	-
Total	8,954	-

The Company made purchases from related parties totaling $20,389 and $0 during the nine months ended September 30, 2018 and 2017 which are included in cost of revenues as itemized below:

	For the Nine Months Ended September 30,
	2018	2017
Next Communications, Inc.	9,438	-
Asiya Communications SAPI de C.V.	10,951	-
Total	20,389	-

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 8 – CUSTOMER CONCENTRATION

The Company generated approximately 70% of its revenues for the three months ended September 30, 2018 and 52% of its revenues for the nine months ended September 30, 2018 from three related parties. The Company did not have any one customer account for more than 10% of its revenues during the three or nine months ended September 30, 2017.

As of September 30, 2018, three separate customers accounted for approximately 98% of the Company’s total accounts receivable. As of December 31, 2017, three separate customers accounted for approximately 78% of the Company’s total accounts receivable.

NOTE 9 – RESTATEMENT OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

The Company has restated its statement of operations and statement of cash flows for the nine months ended September 30, 2017 to correct an error in the treatment of the disposal of a subsidiary. The Company had originally recorded the elimination of the non-controlling interest component of equity of the sold subsidiary as an equity only transaction by absorbing $2,541 of non-controlling interest equity into that of the Company. The correct treatment of the disposal necessitates the amount of non-controlling interest to be included in the calculation of the gain or loss on the disposal of a subsidiary recognized through the income statement. The impact to the financial statements is an increase in loss from discontinued operations and net loss by $2,541 for the nine months ended September 30, 2017 and no change for the three months ended September 30, 2017. Net loss per common share increased from $0.00 as originally stated to $2.73 as restated for the nine months ended September 30, 2017 with no change for the three months ended September 30, 2017. There was no impact on the net cash used in operations during the nine months ended September 30, 2017 as a result of the restatement. Although not presented, the impact of the restatement on the Company’s consolidated balance sheet as of September 30, 2017 is an increase to additional paid in capital and increase to accumulated deficit of $2,541.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500 and an additional 1% when it reaches $750. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent fee as of September 30, 2018 or December 31, 2017 as a result.

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

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of September 30, 2018 or December 31, 2017 given the premature nature of the motion.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of September 30, 2018 or December 31, 2017 as a result.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 on January 2, 2017 and issued 12,002 shares as conversion of the $70 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation.

During 2016, Limecom had disputed accounts payable with three (3) carriers, for which the Company entered into separate settlement agreements, totaling approximately $1,147. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. On October 23, 2017, this liability was $676. Limecom repaid $10 from the date of acquisition through December 31, 2017 and $95 during the nine months ended September 30, 2018. The remaining outstanding principal balance of these settlement agreements amounted to approximately $571 and $666 as of September 30, 2018 and December 31, 2017, respectively. Of these totals, $571 and $546 is current and included in accrued liabilities and $0 and $120 is long term and represented by other long-term liabilities as of September 30, 2018 and December 31, 2017, respectively.

Prior to October 23, 2017 (the date of Limecom acquisition), Limecom had entered into a settlement agreement with American Express. As of the date of the Limecom acquisition, there was a total outstanding balance of $892. The Company made repayments totaling $385 leaving a remaining balance due of $507, as of September 30, 2018. The balance of $410 is included in other accounts liabilities and the balance of $97 is included in other long-term accounts liabilities.

On August 9, 2018, Limecom was served with a complaint by Spectrum Intelligence Communications Agency LLC (SICA) whereby SICA claims that Limecom owes them a total of $439. Limecom is in the process of defending and potentially negotiating a settlement with SICA.

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of September 30, 2018 related to the complaint given the early nature of the process.

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The Company executed a lease for office space effective July 10, 2018 with a term to October 31, 2018. The lease requires monthly rental payments of $5. Total future guaranteed payments under this lease are $5.

NOTE 11 – PRO FORMA STATEMENTS OF OPERATIONS

On October 23, 2017, the Company completed its acquisition of Limecom as discussed in Note 1 – Organization and Description of Business. The Company is furnishing the following pro forma statements of operations representing the combined results of the Company and Limecom for the nine months ended September 30, 2017 had the acquisition been completed on January 1, 2017.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

COMBINED PRO FORMA STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2017

	Cuentas	Limecom	Pro Forma Adjustments	Pro Forma
Revenue	$1,700	$65,743	$-	$67,443
Cost of revenue	1,289	63,653	321 (a)	65,263
Gross margin	411	2,090	(321)	2,180

Operating expenses
General and administrative	2,249	1,491	-	3,740
Total operating expenses	2,249	1,491	-	3,740

Income (loss) from operations	(1,838)	599	(321)	(1,560)

Other income (expense)
Other income	730	92	-	822
Interest expense	(748)	(242)	-	(990)
Loss on derivative liability	(306)	-	-	(306)
Total other income (expense)	(324)	(150)	-	(474)

Net income (loss) from continuing operations	$(2,162)	$449	$(321)	$(2,034)

(a)	Amortization of acquired intangible assets from acquisition

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 12 – SUBSEQUENT EVENTS

On October 20, 2018, J. P. Carey Enterprises, Inc. voluntarily withdrew its claim against the Company.

On October 25, 2018, the Company received $108 under a private placement of securities closed on October 25, 2018 and issued 35,834 shares of its common stock. The issuance cost was $8.

October 25, 2018, the Company was notified by its registered agent in the state of Florida it had received notification of a filed complaint by a former employee that alleges breach of contract. The Company is in the early stages of discovery with a response to the complaint due on November 14, 2018. The Company has not accrued any losses as of September 30, 2018 related to the complaint given the early nature of the process.

On November 6, 2018, the Company, through Limecom, the Company’s wholly owned subsidiary, finalized an accounts receivable factoring agreement whereby the factor agent will purchase outstanding accounts receivable at its sole discretion less certain commissions. The factoring agent commission due under the agreement is 1.19% of the face value of the purchased accounts receivable for the twenty days immediately following invoice issuance plus 0.59% for each twenty days thereafter. The factoring agent may advance cash to the Company at its sole discretion up to 90% of the purchase price with an initial maximum advance capacity of $4,000. The Company may request increases to the maximum advance allowed under the agreement not to exceed an additional $1,000 during each 90-day period immediately following execution for up to a maximum advance of $8,000.

The Company agreed to pay ThinkEquity, a division of Fordham Financial Management Inc. (“Think”), a 2.5% fee on the initial $4 million factoring limit, equal to $100 in 4 installments for acting as a financial advisor to the Company with respect to the Agreement. Think will be paid additional fees of 3% of any increase in the facility size above the $4,000 facility up to the $8,000 total amount of the factoring facility. Think will also receive a warrant, valid for 5 years, entitling it to purchase a number of shares equal to 3.5% of the maximum facility size. The warrant shall have an exercise price equal to the five (5) day volume weighted average price of common shares on the date of closing, or if the Company is not publicly traded, equal to the per share price paid by investors in the Company’s most recent equity investment round prior to the execution of the Agreement. The shares underlying the warrant shall entitle the holder to one-time “piggyback” registration rights (unless Rule 144 is then available). The warrant may be exchanged without the payment of any additional consideration for the Company’s stock based upon the values of the warrant and the stock at the time of the exchange.

On November 20, 2018 and November 28, 2018, the Company received $100 under a private placement of securities closed on December 13, 2018 and issued 36,667 shares of its common stock and warrants to purchase up to 36,667 shares of its common stock at an exercise price equal to $3.25 per share. The issuance cost was $10.

On November 26, 2018, the Company received notice of a complaint through its registered agent regarding a Complaint by American Express claiming damages incurred by Limecom for the amount of $507. On December 18, 2018, Limecom had entered into a second Amendment of the Settlement Agreement with American Express. Under the second Amendment Limecom paid $25 on December 19, 2018 and the remaining balance in 13 installments through December 15, 2019.

During December, 2018, the Company received $248 under a private placement of securities closed on December 13, 2018 and issued 82,667 shares of its common stock and warrants to purchase up to 82,667 shares of its common stock at an exercise price equal to $3.25 per share.

On December 13, the Company issued 30,001 shares of its common stock for the consideration of $90 which it received of under the Securities Purchase Agreement which it entered on September 21st, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis provide information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this report.

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

Company Overview

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100% owned), SDI Next Distribution LLC (51% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc.

Cuentas, Inc. (the “Company”) invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers prepaid telecommunications minutes to consumers through its Tel3 division and also offers wholesale telecommunications minutes through its Limecom subsidiary.

The Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market. The Company intends to launch the cards upon successful completion of appropriate financing and has yet to generate revenues from this activity.On June 25, 2018, holders of a majority of the Company’s voting stock approved by written consent in lieu of a special meeting of stockholders in accordance with 607.0704 of the Florida Business Corporation Act to change the company name to Cuentas, Inc and effect a reverse stock split of 1:300. In early August 2018, FINRA approved the new stock symbol CUEN and also approved the 1:300 reverse stock split.

Results of operations for the three months ended September 30, 2018 and 2017

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Three Months Ended September 30,
	2018	2017

Revenue from sales	4,621	470
Revenue, sales to related parties	15,942	155
Total revenue	20,563	625

Revenues during the three months ended September 30, 2018 totaled $20,563 thousand compared to $625 thousands for the three months ended September 30, 2017. The increase of $19,938 thousands in the total Revenue is mainly due to the acquisition of Limecom which was consolidated for the full three months ended September 30, 2018 and not consolidated in the three months ended September 30, 2017.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended September 30, 2018 totaled $20,458 thousands compared to $503 thousands for the three months ended September 30, 2017. The increase in cost of revenues is mainly due to the acquisition of Limecom which was consolidated for the full three months ended September 30, 2018 and not consolidated in the three months ended September 30, 2017.

Operating Expenses

Operating expenses totaled $1,119 thousands during the three months ended September 30, 2018 compared to $522 thousands during the three months ended September 30, 2017 representing a net increase of $597 thousands. The increase in the operating expenses is mainly due to the increase in the officer compensation expenses, professional fees and the acquisition of Limecom.

Other Income

The Company recognized other income of $545 thousand during the three months ended September 30, 2018 compared to $2,087 thousand during the three months ended September 30, 2017. The net change from the prior period is mainly due to the change in the gain recognized on the fair value measurement of our derivative and stock-based liabilities. It was also due to forgiveness of accounts payable during the three months ended September 30, 2017 that was not present during the current period. The fair value measurements related to derivative liabilities is driven by market inputs and inherently subject to volatility. The decrease in other income is the result of the Company recognizing forgiveness of accounts payable during the three months ended September 30, 2017 that was not present during the current period.

Gain from Change in Fair Value of stock-based liabilities for the three-month period ended September 30, 2018 was $632 thousand as compared to a gain of 0 for the three-month period ended September 30, 2017. The gain is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $466 thousand for the three-month period ended September 30, 2018, as compared to a net income of $1,689 for the three-month period ended September 30, 2017. The increase in net loss is mainly attributable to increase in General and Administrative Expenses and decrease in other income.

Results of operations for the Nine months ended September 30, 2018 and 2017

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Nine Months Ended September 30,
	2018	2017

Revenue from sales	24,622	1,467
Revenue, sales to related parties	36,850	233
Total revenue	61,472	1,700

Revenues during the nine months ended September 30, 2018 totaled $61,472 thousand compared to $1,700 thousands for the three months ended September 30, 2017. The increase in the total Revenue is mainly due to the acquisition of Limecom which was consolidated for the full nine months ended September 30, 2018 and not consolidated in the nine months ended September 30, 2017.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the nine months ended September 30, 2018 totaled $60,372 thousands compared to $1,289 thousands for the nine months ended September 30, 2017. The increase in cost of revenues is mainly due to the acquisition of Limecom which was consolidated in the period of the nine months ended September 30, 2018 and not consolidated in the nine months ended September 30, 2017.

Operating Expenses

Operating expenses totaled $2,817 thousand during the nine months ended September 30, 2018 compared to $2,249 thousand during the nine months ended September 30, 2017 representing a net increase of $568 thousands. The increase in the operating expenses is mainly due to the increase in the officer compensation expenses, professional fees and the acquisition od Limecom.

Other Income

The Company recognized other income of $1,787 thousand during the nine months ended September 30, 2018 compared to a loss of $324 thousand during the nine months ended September 30, 2017. The net change from the prior period is mainly due to the change in the gain recognized on the fair value measurement of our derivative and stock-based liabilities. It was also due to forgiveness of accounts payable during the nine months ended September 30, 2017 that was not present during the current period. The fair value measurements related to derivative liabilities is driven by market inputs and inherently subject to volatility. The decrease in other income is the result of the Company recognizing forgiveness of accounts payable during the nine months ended September 30, 2017 that was not present during the current period.

Gain from Change in Fair Value of stock-based liabilities for the nine-month period ended September 30, 2018 was $2,191 thousand as compared to a gain of 0 for the nine-month period ended September 30, 2017. The gain is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease in the price of share of our common stock.

Net Income (Loss)

We incurred a net income of $89 thousand for the nine-month period ended September 30, 2018, as compared to a net loss of $2,478 for the nine-month period ended September 30, 2017. The increase in net income is mainly attributable to increase in the other income.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2018, we had cash and cash equivalents of $48 thousand as compared to $93 thousand as of December 31, 2017. As of September 30, 2018, we had a working capital deficit of $7,915 thousand, as compared to $6,714 thousand as of December 31, 2017. The increase in our working capital deficit was mainly attributable to the decrease of $3,266 thousand in our trade account receivables and increase of $2,700 thousand in our short-term related parties’ payables, which was mitigated by a decrease of $2,085 in our trade account payables.

Net cash used in operating activities was $208 thousand for the nine-month period ended September 30, 2018, as compared to cash used in operating activities of $384 thousand for the nine-month period ended September 30, 2017. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital purposes.

Net cash used in investing activities was $11 thousand for the nine-month period ended September 30, 2018, as compared to $0 thousand for the nine-month period ended September 30, 2018.

Net cash provided by financing activities was approximately $174 thousand for the nine-month period ended September 30, 2018, as compared to approximately $185 thousand for the nine-month period ended September 30, 2017. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule. There was $2,972 thousand and $2,919 thousand due to Next Communications, Inc. as of September 30, 2018 and December 31, 2017, respectively. Our financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2018, the Company had approximately $48 in cash and cash equivalents, approximately $8,012 in negative working capital, a stockholders’ deficiency of approximately $4,032 and an accumulated deficit of approximately $14,419. These conditions raise substantial doubt about our ability to continue as a going concern. Although we anticipate that cash resources will be available to the Company through its current operations, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still striving to increase our sales, attain profitability and raise additional funds for future operations and any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Off-Balance Sheet Arrangements

As at September 30, 2018, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

Recent Accounting Standards announced

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

Recently adopted accounting pronouncements

In January 2016, the FASB issued Accounting Standards Update No. 2016-01 (ASU 2016-01) “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments. We adopted ASU 2016-01 as of January 1, 2018 which resulted in a $300 reclassification of net unrealized gains from accumulated other comprehensive income to the retained earnings. The adoption of ASU 2016-01 increases the volatility of our other income (expense), net, as a result of the remeasurement of our equity securities. For all other organizations, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2017 are applied consistently in these financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending March 31, 2019.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2018. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $527 thousand arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of September 30, 2018 or December 31, 2017 given the premature nature of the motion.

On October 20, 2016, the Company received a notice it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of September 30, 2018 or December 31, 2017 as a result.

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

On August 9, 2018, Limecom was served with a complaint by Spectrum Intelligence Communications Agency LLC (SICA) whereby SICA claims that Limecom owes them a total of $439. Limecom is in the process of defending and potentially negotiating a settlement.

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 thousand on January 2, 2017 and issued 3,600,720 shares as conversion of the $70 thousand note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On October 20, 2018, J. P. Carey Enterprises, Inc. voluntarily withdrew its claim against the Company.

During 2016, Limecom had disputed accounts payable with three (3) carriers, for which the Company entered into separate settlement agreements, totaling approximately $1,147. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. On October 23, 2017, this liability was $676. Limecom repaid $10 from the date of acquisition through December 31, 2017 and $95 during the nine months ended September 30, 2018. The remaining outstanding principal balance of these settlement agreements amounted to approximately $571 and $666 as of September 30, 2018 and December 31, 2017, respectively. Of these totals, $571 and $546 is current and included in accrued liabilities and $0 and $120 is long term and represented by other long-term liabilities as of September 30, 2018 and December 31, 2017, respectively.

Prior to October 23, 2017 (the date of Limecom acquisition), Limecom had entered into a settlement agreement with American Express. As of the date of the Limecom acquisition, there was a total outstanding balance of $892. The Company made repayments totaling $385 leaving a remaining balance due of $507, as of September 30, 2018. The balance of $410 is included in other accounts liabilities and the balance of $97 is included in other long-term accounts liabilities. On November 26, 2018, the Company received notice of a complaint through its registered agent regarding a Complaint by American Express claiming damages incurred by Limecom for the amount of $507. On December 18, 2018, Limecom had entered into a second Amendment of the Settlement Agreement with American Express. Under the second Amendment Limecom paid $25 upon on December 19, 2018 and the remaining balance in 13 installments through December 15, 2019.

On December 18, 2018, Limecom had entered into a second Amendment of the Settlement Agreement with American Express. Under the second Amendment Limecom paid $25 on December 14, 2018 and the remaining balance in 13 installments through December 15, 2019.

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of September 30, 2018 related to the complaint given the early nature of the process.

On October 25, 2018, the Company was notified by its registered agent in the state of Florida it had received notification of a filed complaint by a former employee that alleges breach of contract. The Company is in the early stages of discovery with a response to the complaint due on November 14, 2018. The Company has not accrued any losses as of September 30, 2018 related to the complaint given the early nature of the process.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company completed a reverse stock split of its common stock, by filing articles of amendment to its Articles of Incorporation (the “Articles of Amendment”) with the Secretary of State of Florida to effect the Reverse Stock Split on August 8, 2018. As a result of the reverse stock split, the following changes have occurred (i) every three hundred shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option, common stock warrant or any other convertible instrument of the Company have been proportionately decreased on a 300-for-1 basis, and the exercise price of each such outstanding stock option, common warrant or any other convertible instrument of the Company have been proportionately increased on a 300-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 300-for-1 reverse stock split. No fractional shares were issued as a result of the reverse stock split. In lieu of issuing fractional shares, each holder of common stock who would otherwise have been entitled to a fraction of a share was entitled to receive one full share for the fraction of a share to which he or she was entitled.

On January 9, 2018, the Company issued 11,483 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $155.

On January 12, 2018, the Company issued 2,000 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $27.

On February 7, 2018, the Company issued 38,096 shares of its common stock pursuant to a common stock subscription. The fair market value of the shares at the subscription date was $400.

On September 11, 2018, the Company issued 2,167 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $11.

On September 27, 2018, the Company issued 13,333 shares of its common stock to a consultant, pursuant to a consulting agreement dated September 18, 2018, in consideration for consulting services. The fair market value of the shares at grant date was $60.

On September 27, 2018, the Company issued 61,002 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $335.

During 2018, the Company entered into various securities purchase agreement to issue 146,669 shares of common stock in consideration of $440. As of the September 30, 2018 the Company has received $140. One of the purchasers is the Company’s President and CEO who purchased 16,667 shares. Another purchaser is a current shareholder which controlled by the former owner of Limecom (a fully subsidiary of the Company), who purchased 16,667 shares. The balance of the common shares will be issued upon the receipt the full consideration under the various securities purchase agreements.

On October 25, 2018, the Company received $108 under a private placement of securities closed on October 25, 2018 and issued 35,834 shares of its common stock. The issuance cost was $8.

On November 20, 2018 and November 28, 2018, the Company received $100 under a private placement of securities closed on December 13, 2018 and issued 36,667 shares of its common stock and warrants to purchase up to 36,667 shares of its common stock at an exercise price equal to $3.25 per share. The issuance cost was $10.

During December, 2018, the Company received $248 under a private placement of and issued 82,667 shares of its common stock and warrants to purchase up to 82,667 shares of its common stock at an exercise price equal to $3.25 per share.

On December 13, the Company issued 30,001 shares of its common stock for the consideration of $90 which it received of under the Securities Purchase Agreement which it entered on September 21st, 2018.

Each of the transactions described above give effect to the Reverse Stock Split (as defined below) and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
2.1	Articles of Merger- NYBD Holding, Inc/Pleasant Kids, Inc.	(1)
3.1	Articles of Incorporation- League Now Holdings, Corporation, dated September 21, 2005	(1)
3.2	Articles of incorporation – Pleasant Kids, Inc., dated July 19, 2013	(1)
3.3	Amendment to articles of incorporation, dated May 9, 2013	(1)
3.4	Amendment to articles of incorporation, dated February 25, 2015	(2)
3.5	Amendment to articles of incorporation, dated March 19, 2015	(2)
3.6	Articles of Amendment, as filed with the Secretary of State of the State of Florida on August 8, 2018	(3)
10.1	Joint Venture Agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated May 27, 2016	(4)
10.2	Addendum to joint venture agreement between NextCala, Inc. and Glocal Payment Solutions, Inc. dated August 9, 2016	(4)
10.3	Debt Purchase and Assignment Agreement and Stock Purchase Agreement of Transaction Processing Products, Inc. dated July 10, 2016	(5)
10.4	Agreement Regarding Purchase and Sale of All Assets and Certain Liabilities of Tel3 dated August 11, 2016	(5)
10.5	Factoring Agreement with AEC Yield Capital, LLC dated October 30, 2018	(6)
10.6	Agreement with Think Equity dated May 7, 2018.	(6)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

(1)	Incorporated by reference from Pleasant Kid’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2013 filed on January 14, 2014.
(2)	Incorporated by reference from Pleasant Kid’s Quarterly Report on Form 10-Q for the Fiscal Quarter Ended March 31, 2015 filed on May 20, 2015.
(3)	Incorporated by reference from Cuentas, Inc’s Current Report on Form 8-K filed with the SEC on August 8, 2018.
(4)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2016 filed on August 19, 2016.
(5)	Incorporated by reference from Next Group Holdings’ Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2016 filed on November 21, 2016.
(6)	Incorporated by reference from Cuentas, Inc’s Current Report on Form 8-K filed with the SEC on November 15, 2018.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: December 19, 2018	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer