Form 10-Q/A
period 2018-09-30
Cuentas Inc.
filed 2019-01-30
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

19 W. FLAGER ST, SUITE 902, MIAMI, FL 33130

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

EXPLANATORY NOTE

Cuentas Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed with the Securities and Exchange Commission on December 19, 2018 (the “Form 10-Q”), to correct an error on the face of the Form 10-Q to reflect that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months prior to the filing date.

In connection with the foregoing, and pursuant to the rules of the SEC, we are including with this Amendment No. 1 new certifications by our principal executive officer and principal financial officer. Accordingly, Part II, Item 6 of the Form 10-Q is being amended to reflect the filing of a new Exhibits 31.1, 31.2, 32.1 and 32.2.

Other than with respect to the foregoing, this Amendment No. 1 does not modify or update in any way the disclosures made in the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to such original filing date.

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

Cuentas, Inc.
(Registrant)

Date: January 28, 2019	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer