Form 10-K
period 2018-12-31
Cuentas Inc.
filed 2019-04-15
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-148987

CUENTAS, INC.

(Formerly NEXT GROUP HOLDINGS, INC.)

(Exact name of Registrant as specified in its charter)

Florida	20-3537265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 W. FLAGLER ST, SUITE 902, MIAMI, FL 33130

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.001 par value, outstanding on April 15, 2019 was 2,057,016 shares.

i

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

These statements include, among other things, statements regarding:

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations, and/or purchase orders;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations.

Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, changed circumstances after the date of this report. Neither the Private Securities Litigation Reform Act of 1995 nor Section 27A of the Securities Act of 1933 provides any protection to us for statements made in this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

The Company maintains an internet website at www.cuentas.com. The Company makes available, free of charge, through the Investor Information section of the web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department.

Throughout this Annual Report references to “Cuen”, “we”, “our”, “us”, “the Company”, and similar terms refer to Cuentas, Inc.

ii

PART I

ITEM 1.	BUSINESS

The Company

Cuentas, Inc. (the “Company”) is a corporation formed under the laws of Florida, which focuses on the business of using proprietary technology to provide FinTech Services delivering mobile banking, online banking, prepaid debit and digital content services to the unbanked, underbanked and underserved communities.

Operating Subsidiaries. The Company’s business operations are conducted primarily through its subsidiaries. The Company’s subsidiaries are as follows:

●	Meimoun & Mammon, LLC (100% owned by the Company), a limited liability company formed under the laws of Florida (“M&M”);

●	Next CALA, Inc. (94% owned by the Company), a corporation formed under the laws of Florida (“Next CALA”);

●	NxtGn, Inc. (65% owned by the Company), a corporation formed under the laws of Florida (“NxtGn”);

●	Next Mobile 360 LLC (100% owned by the Company), a limited liability company formed under the laws of Florida (“Next Mobile”); and

●	SDI Next Distribution LLC (“SDI Next”), a limited liability company formed under the laws of Florida (51% owned by the Company)

Properties. The Company’s headquarters are located in Miami, Florida.

Recent Developments

Reverse split

On June 25, 2018, our stockholders approved a reverse split of our Common Stock. On June 28, 2018, we effectuated a reverse split of our Common Stock upon the filing of our Certificate of Amendment No. 2 to our Amended and Restated Articles of Incorporation, at a ratio of 300-to-1 (the “2018 Reverse Stock Split”), such that each 300 shares of Common Stock issued and outstanding immediately prior to the effective time of the 2018 Reverse Stock Split automatically combined into 1 validly issued, fully paid and non-assessable share of our Common Stock without any further action by the Company or the holder thereof. All share numbers in this Form 10-K reflect post-split stock number amounts.

Entrance into Non-Binding Letter of Intent with Facio

On March 14, 2019, The Company has entered into a Letter of Intent with Facio Ltd, an Israeli FinTech company that has developed innovative artificial intelligence and big data technologies to deliver digital banking services autonomously, without human intervention. This agreement, if consummated and implemented, will enable the Cuentas GPR Card users to purchase popular digital content, products and services at a discounted price within an advanced and personalized mobile app experience which combines traditional banking services with new innovative services. The Company will enable its Cuentas GPR Card users to use Facio’s innovative point of sale directly from their mobile phone using Facio’s Tap-to-pay NFC or QR technology.

Limecom, Inc.

On October 24, 2017, the Company received 100% of all outstanding shares of Limecom, Inc., as per the acquisition agreement which was effective as of October 24, 2017. The Company through its wholly-owned subsidiary, Next Group Acquisition Inc., purchased all of the issued and outstanding shares of LimeCom, Inc. (“LimeCom”), a Florida corporation, from Heritage Ventures Limited (“Heritage”). LimeCom is engaged in the global telecommunications business. The Stock Purchase Agreement (“Limecom Purchase Agreement”) with Heritage provided for the delivery of the Company restricted common stock of the Company and the sum of $2,000,000. Additionally, the Company agreed to an initial cash payment equal to the net income of Limecom for the period of January 1, 2017 to October 23, 2017 which totaled approximately $1,000,000. The cash component of the purchase price is payable within eight (8) months from the closing date. 10,360,962 pre-reverse split (34,537 post reverse split) shares of the Company stock was to be held in escrow for a period of eight (8) months in the event that any unknown or undisclosed claims are made against LimeCom. The acquisition further provided that LimeCom must achieve $125,000,000 in revenues in fiscal year 2017 and $2,500,000 in EBITA which was achieved. The Company and Heritage have a mutual right of rescission if the $2,000,000 is not paid or any unknown or undisclosed material claims are made against Limecom as set forth in the Agreement.

As a part of the Agreement, Orlando Taddeo, President and CEO of LimeCom, and principal stockholder of Heritage, has agreed to enter into an Employment Agreement with LimeCom to be the President and CEO of LimeCom for all LimeCom business operations outside of the U.S., until such time as he qualifies to work in the U.S. His Employment Agreement further provides that his Agreement will be the same as that of Arik Maimon, CEO of the Company. He will also be appointed a Director of CUEN.

On January 29, 2019, the Company and Heritage agreed to extend the right of the Company to rescind the agreement, to sell the stock in Limecom back to Heritage as the follows:

(a) The 138,147 shares of the Company issued to Heritage and its Stockholders will not be returned to the Company, and the remaining 34,537 shares of the Company in escrow will not be issued to Heritage. Instead, the Company will issue an additional 90,000 shares of the Company as directed by Heritage.

(b) The $1,807,000 payment obligation under the Limecom Purchase Agreement will be cancelled.

(c) The Employment Agreement with Orlando Taddeo as International CEO of Limecom will be terminated.

(d) Heritage, its Stockholders and the current management of Limecom agreed to indemnify and hold harmless Next Group Acquisition and the Company from any liabilities (known and unknown) incurred by Limecom (accrued, disclosed or undisclosed by Limecom) up to and including the rescission date.

(e) Heritage and Limecom’s current management agreed to cooperate with Next Group Acquisition and/or the Company with any information required to be disclosed to the Securities and Exchange Commission (“SEC”) as a part of Cuentas’ SEC disclosure obligations with respect to the recession.

(f) Heritage, Limecom and its current management and Stockholders agreed to cooperate with Cuentas’ auditors in providing all material information to Cuentas’ auditors as is reasonably required.

(g) Heritage and the Limecom current management agreed that the intercompany loan in the approximate sum of $231,000 will be cancelled.

(h) Cuentas agreed to issue 20,740 shares of Cuentas restricted stock to several Limecom employees in exchange for salaries due to them. Those shares will be issued and held in escrow until the full satisfaction of the terms of this Amendment.

(i) Cuentas agreed to advance the sum of $25,000 toward the payments agreed upon to be paid to American Express (“AMEX”) by Limecom, and Limecom agrees to pay the sum of $25,000 to AMEX and the balance of the payments under the Stipulation of Settlement with American Express as agreed upon by Limecom.

On January 30, 2019, Cuentas sent an executed document to Limecom rescinding the acquisition of Limecom, Inc. (“Limecom”) according to the Amendment signed January 29, 2019.

Cuentas fulfilled its obligation to pay $25,000 to AMEX pursuant to the Amendment dated January 29, 2019.

Formation of SDI NEXT Distribution LLC (“SDI NEXT”)

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution in which it owns a 51% membership interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period. Fisk Holdings, LLC will contribute 30,000 (thirty thousand) active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid General Purpose Reload (“GPR”) cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed formation of an established distribution business for third-party gift cards, digital content, mobile top up, financial services and digital content, which presently includes more than 31,600 U.S. active Point of Sale locations, including store locations, convenience stores, bodegas, store fronts, etc. The parties agreed that additional product lines may be added with unanimous decision by the Managing Members of the LLC. During 2018, it was agreed between the parties to distribute the Company’s recently announced CUENTAS GPR card and mobile banking solution aimed to the unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 31,600 retail locations SDI presently serves.

Next CALA

Our Next CALA subsidiary owns the NextCALA-branded Prepaid Visa® General Purpose Reloadable (“GPR”) prepaid debit cards, bearing the Next CALA Debit™ and Visa® logos and has rights to develop and manage the MIO brand GPR card.

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

M&M

M&M. Our M&M subsidiary is a wholesale provider of domestic and international long-distance voice, text, and data telephony services to carriers in the United States and throughout the world. M&M holds International and Domestic Section 214 licenses issued by the Federal Communications Commission, and operate the NextMobile360™ business through its wholly-owned subsidiary Next Mobile. M&M has historically provided wholesale long distance telephone service to a number of leading domestic and international carriers.

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

The M&M Voice and Data Platform Controller. This is M&M’s proprietary software and switchless routing platform, which is the heart of the M&M Network. Developed by M&M and NxtGn in cooperation with Cisco, the system can scale to support more than 200,000 simultaneous sessions on a single chassis. M&M’s Next Voice and Data Platform is operated and managed through a dedicated cloud-based network with redundancy.

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

Limecom

Limecom was a wholly-owned subsidiary of the Company in 2018 and is a wholesale provider of international long distance Voice over IP (Non-interconnected VoIP) telephony services to carriers in the United States and throughout the world. Limecom Inc is a Florida corporation acquired by the Company on October 24, 2017 in exchange for shares and a future cash payment. Limecom had over $73 million in gross sales revenue during the year ended December 31, 2018. The Company no longer owns Limecom as of January 2019.

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of approximately $ 2,972,000 and approximately $2,920,000 due to Next Communications, Inc. as of December 31, 2018 and 2017. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc.

On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the payable to Next Communications, Inc.

Employees

As of December 31, 2018, we have two (2) officers who have employment agreements. We have six full-time employees: our chief financial officer, chief Strategy officer, compliance officer, VP Finance, IT Director and VP Retail Operations for the United States market.

Available Information

We also make our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and related amendments, available free of charge through our website at www.cuentas.com as soon as reasonably practicable after we electronically file such material with (or furnish such material to) the Securities and Exchange Commission. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K.

Copies of the reports and other information we file with the Securities and Exchange Commission may also be examined by the public without charge at 100 F Street, N.E., Room 1580, Washington D.C., 20549, or on the internet at www.sec.gov. Copies of all or a portion of such materials can be obtained from the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information.

ITEM 1A.	RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease approximately 1,200 square feet of office space at 19 W. Flagler St., Suite 902, Miami, FL, 33130 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On October 14, 2014, one of our operating subsidiaries, NxtGn Inc., and Next Communications, Inc., an entity controlled by our CEO, (collectively the “Plaintiffs”) filed suit in the United States District Court for the Southern district of New York against Viber Media, Inc. (“Viber”).  Plaintiffs filed an Amended Complaint asserting four claims: misappropriation of a business idea, misappropriation of trade secrets, breach of contract, and unjust enrichment.  Viber moved the Court to dismiss the Amended Complaint.  On March 30, 2016, U.S. District Judge Richard Sullivan issued an opinion and order on Viber’s motion to dismiss.  Specifically, the Court ordered that Viber’s motion to dismiss is granted on Plaintiffs’ misappropriation of a business idea claim, but denied as to their misappropriation of trade secrets, breach of contract, and unjust enrichment claims. The Company has not accrued any gains associated with this case as it would be a contingent gain and recorded when received.

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for approximately $473,000 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10,000 on January 2, 2017 and issued 12,003 shares as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued related to this claim due to the early stages of litigation. On October 20, 2018, J. P. Carey Enterprises, Inc. voluntarily withdrew its claim against the Company. On January 28, 2019, J. P. Carey Enterprises, Inc. filed a similar claim against the Company in Fulton County, Georgia. The Company is vigorously defending its position in this case.

During 2016, Limecom had disputed accounts payable with three (3) carriers, for which the Company entered into separate settlement agreements, totaling approximately $1,147,000. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. On October 23, 2017, this liability was $676,000. Limecom repaid $10,000 from the date of acquisition through December 31, 2017 and $95,000 during the year ended December 31, 2018. The remaining outstanding principal balance of these settlement agreements amounted to approximately $571,000 and $666,000 as of December 31, 2018 and December 31, 2017, respectively. Of these totals, $571,000 and $546,000 is current and included in accrued liabilities and $0 and $120,000 is long term and represented by other long-term liabilities as of December 31, 2018 and December 31, 2017, respectively.

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $528,000 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of December 31, 2018 or December 31, 2017 given the premature nature of the motion.

On October 20, 2016, the Company received a notice that it has been named as a defendant in a suit brought against Next Communications, an entity controlled by our CEO. In addition to being named a defendant, it was requested the Company provide certain documents for the discovery process. Due to the original suit being filed against a related party and not against the Company or its subsidiaries, we believe it likely the Company and its subsidiaries will be dismissed as defendants and has not accrued a contingent loss as of December 31, 2018 or December 31, 2017 as a result.

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

Prior to October 23, 2017 (the date of Limecom acquisition), Limecom had entered into a settlement agreement with American Express. As of the date of the Limecom acquisition, there was a total outstanding balance of $892,000. The Company made repayments totaling $435,000 leaving a remaining balance due of $457,000, as of December 31, 2018. On December 18, 2018, Limecom had entered into a second Amendment of the Settlement Agreement with American Express. Under the second Amendment the Company paid $25,000 upon on December 19, 2018 and the remaining balance in 13 installments through December 15, 2019. The balance of $435,000 is included in other accounts. On November 26, 2018, the Company received notice of a complaint through its registered agent regarding a Complaint by American Express claiming damages incurred by Limecom for the amount of $507,000.

On November 7, 2018, the Company was served with a complaint by a service provider claiming Breach of Contract for $29,000. The Company has not accrued any losses as of December 31, 2018 related to the complaint given the early nature of the process.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50,000. The Company has no accrual as of December 31, 2018 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

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

Common Stock

Year Ended December 31, 2018	High	Low
First Quarter	$6.00	$1.48
Second Quarter	$9.90	$3.45
Third Quarter	$12.01	$7.24
Fourth Quarter	$17.40	$7.80

Common Stock

Year Ended December 31, 2017	High	Low
First Quarter	$19.50	$5.61
Second Quarter	$18.30	$8.70
Third Quarter	$42.87	$12.30
Fourth Quarter	$12.36	$4.14

Holders of Common Stock

As of December 31, 2018, we had 1,588,942 common shares and 10,000,000 series B preferred shares issued and outstanding. There were an additional 16,667 common shares committed to be issued. Additionally, there were 162,044 options to purchase common stock issued of which 102,044 are exercisable as of December 31, 2018. The Company is authorized to issue up to 360,000,000 shares of common stock.

During the year ended December 31, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock. The Class D Redeemable Preferred Stock was not issued as of December 31, 2018 and were cancelled.

Dividends

The payment of dividends is subject to the discretion of our Board of Directors and depends, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid any dividends upon our common stock since our inception. By reason of our present financial status and our contemplated financial requirements, we may not declare additional dividends upon our common or preferred stock in the foreseeable future.

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

Recent Sales of Unregistered Securities

On January 9, 2018, the Company issued 11,483 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $155,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 12, 2018, the Company issued 2,000 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $27,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 7, 2018, the Company issued 38,096 shares of its common stock pursuant to a common stock subscription. The fair market value of the shares at the subscription date was $400,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On September 11, 2018, the Company issued 2,167 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $11,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On September 27, 2018, the Company issued 13,333 shares of its common stock to a consultant, pursuant to a consulting agreement dated September 18, 2018, in consideration for consulting services. The fair market value of the shares at grant date was $60,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On September 27, 2018, the Company issued 61,002 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $335,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

During 2018, the Company entered into various securities purchase agreement to issue 146,669 shares of common stock in consideration of $440,000. One of the purchasers is the Company’s President and CEO who purchased 16,667 shares. Another purchaser is a current shareholder which controlled by the former owner of Limecom (a fully subsidiary of the Company), who purchased 16,667 shares. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On October 25, 2018, the Company received $108,000 under a private placement of securities closed on October 25, 2018 and issued 35,834 shares of its common stock. The issuance cost was $8. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On November 20, 2018 and November 28, 2018, the Company received $100,000 under a private placement of securities closed on December 13, 2018 and issued 36,667 shares of its common stock and warrants to purchase up to 36,667 shares of its common stock at an exercise price equal to $3.25 per share. The issuance cost was $10,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

During December, 2018, the Company received $248,000 under a private placement of and issued 82,667 shares of its common stock and warrants to purchase up to 82,667 shares of its common stock at an exercise price equal to $3.25 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On December 13, 2018 the Company issued 30,001 shares of its common stock for the consideration of $90,000 which it received of under the Securities Purchase Agreement which it entered on September 21st, 2018. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On December 28, 2018, the Company issued 134,327 shares of its common stock pursuant to a settlement of stock-based liabilities. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 7, 2019, the Company issued 16,667 shares of its common stock pursuant to a common stock subscription. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 7, 2019, the Company received $50,000 under a private placement of and issued 16,667 shares of its common stock and warrants to purchase up to 16,667 shares of its common stock at an exercise price equal to $3.25 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 12, 2019, the Company issued warrants to purchase up to 35,834 shares of its common stock at an exercise price equal to $3.25 per share required by the anti-dilution provisions under the October 25, 2018 private placement. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 28, 2018, the Company issued 309,497 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $464,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 28, 2019, The Company signed a Binding Term Sheet with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500,000 over one year and received the first deposit of $500,000 on the same date. Under the Binding Term Sheet, it was agreed that the initial invested amount of $500,000 will in consideration of 166,667 shares of Common Stock of the Company. These shares will be issued in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. It was also agreed that Optima may purchase a Convertible Note in the amount of $2,000,000, which may be funded on a quarterly basis. The term of the Convertible Note shall be three years and it may be converted with a discount of 25% on the share price at date of conversion, but in any case, not less than $3 per share. Optima will additionally get rights to vote some of the Series B Preferred. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of this Binding Term Sheet.

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

RESULTS OF OPERATIONS

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Year ended December 31,
	2018	2017
	Thousands	Thousands
Revenue from sales	$24,983	$52,774
Revenue, sales to related parties	49,667	1,019
Total revenue	$74,650	$53,793

Revenues during the year ended December 31, 2018 totaled $ 74,650,000 compared to $53,793,000 for the year ended December 31, 2017. The increase in the total revenue is mainly due to the acquisition of Limecom which was consolidated for the full twelve months ended December 31, 2018 and was consolidated only in the fourth quarter of 2017. The Company no longer owns Limecom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the year ended December 31, 2018 totaled $74,177,000 compared to $51,399,000 for the year ended December 31, 2017. The increase in cost of revenues is mainly due to the acquisition of Limecom which was consolidated for the full twelve months ended December 31, 2018 and was consolidated only in the fourth quarter of 2017. The Company no longer owns Limecom as of January 2019.

Operating Expenses

Operating expenses totaled $5,686,000 during the year ended December 31, 2018 compared to $3,956,000 during the year ended December 31, 2017 representing a net increase of $1,730,000. The increase in the operating expenses is mainly due to the loss on disposal and impairment of Limecom’s good will and intangible assets in the amount of $1,917,000 which was recorded as a result of the recession of the Limecom acquisition by the Company. The loss was recorded in accordance with ASC Topic 360; $1,334,000 of the total impairment charge related to Goodwill and the remaining $583,000 related to intangible assets.

Other Income

The Company recognized other income of approximately $1,628,000 during the year ended December 31, 2018 compared to $78,000 during the year ended December 31, 2017. The net change from the prior period is mainly due to the change in the gain recognized on the fair value measurement of our derivative and stock-based liabilities. The fair value measurements related to derivative liabilities is driven by market inputs and inherently subject to volatility. Gain from Change in Fair Value of stock-based liabilities for year ended December 31, 2018 was $2,314,000 as compared to a gain of $497,000 for the year ended December 31, 2017. The gain is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease in the share price of our common stock.

Loss from Discounted Operations

	Year ended December 31,
	2018	2017	Change
Loss from discontinued operations	$-	$(328)	$328

Loss from discontinued operations were $328,000 during the year ended December 31, 2017 compared to $0 during the year ended December 31, 2018. The loss was the result of discontinuing operations of Transaction Processing Products during the year ended December 31, 2016. The loss from discontinued operations recorded during the year ended December 31, 2017 was the loss recognized on the disposal of the Company’s interest in the former subsidiary.

Income Tax Benefit

	Year ended December 31,
	2018	2017	Change
Income tax benefit	$-	$1,087	$(1,087)

The Company recorded an income tax benefit of $1,087,000 during the year ended December 31, 2017 compared to $0 during the year ended December 31, 2018. The income tax benefit recognized during the year ended December 31, 2017 is the result of releasing a portion of the Company’s valuation allowance against its deferred tax asset equal to the amount of net deferred tax liability assumed with our acquisition of Limecom.

Net Loss

We incurred a net loss of $3,562,000 for the year ended December 31, 2018, as compared to a net loss of $708,000 for the year ended December 31, 2017 for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2018, the Company had $154,000 of cash, total current assets of $4,033,000 and total current liabilities of $11,581,000 creating a working capital deficit of $7,548 thousand. Current assets as of December 31, 2018 consisted of $154,000 of cash, marketable securities in the amount of $79,000, accounts receivable net of allowance of $3,673,000 and other current assets of $127,000.

As of December 31, 2017, the Company had $93,000 of cash, total current assets of $7,935,000 and total current liabilities of $14,649,000 creating a working capital deficit of $6,714,000. Current assets as of December 31, 2017 consisted of $93,000 of cash, accounts receivable net of allowance of $7,632,000 and other current assets of $210,000

The decrease in our working capital deficit was mainly attributable to the decrease of $3,959,000 in our trade account receivables and increase of $1,886,000 in our short-term related parties’ payables, which was mitigated by a decrease of $2,384,000 in our trade account payables.

Net cash used in operating activities was $517,000 for the year ended December 31, 2018, as compared to cash used in operating activities of $309,000 for the year ended December 31, 2017. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital purposes.

Net cash used in investing activities was $9,000 for the year ended December 31, 2018, as compared to net cash generated from investing activities of $134,000 for the year ended December 31, 2017.

Net cash provided by financing activities was approximately $587,000 for the year ended December 31, 2018, as compared to approximately $12,000 for the year ended December 31, 2017. We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule. There was $2,972,000 and $2,920,000 due to Next Communications, Inc as of December 31, 2018 and December 31, 2017, respectively. As discussed in an 8-K filed with the SEC on February 5, 2019, On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600,000 to a specific creditor in consideration from forgiveness of the balance of the payable balance. Our financial statements have been prepared assuming that the Company will continue as a going concern.

These above conditions raise substantial doubt about our ability to continue as a going concern. Although we anticipate that cash resources will be available to the Company through its current operations, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still striving to increase our sales, attain profitability and raise additional funds for future operations and any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Our liquidity needs for the next 12 months and beyond are principally for the funding of our operations and the development and the launch of the Cuentas GPR Card. Based on the foregoing, On February 28, 2019, The Company signed a Binding Term Sheet with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500,000over one year and received the first deposit of $500,000on the same date. Management believes that those funds will provide the required financing of the operations of the Company and the launch of the Cuentas GPR Card. Nevertheless, the Company is continuing to engage in various strategies to ensure the continuance of operations for the foreseeable future.

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

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding our Cuentas braded general-purpose reloadable cards, continually develop and upgrade our website, respond to competitive developments, lower our financing costs and specifically our accounts receivable factoring costs, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to allowances for impairment of goodwill, impairment of intangible assets, fair value of stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and Going Concern.

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

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another through Limecom and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Minutes are forfeited buy the consumer after 12 consecutive months of non-use at which point the Company recognizes revenue from the forfeiture of prepaid minutes. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider, and NxtGn generated revenues from the sale of voice over IP platform software during the years ended December 31, 2018 and 2017.

Stock-Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors (including employee stock options under the Company’s stock plans) based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company recognizes compensation expenses for the value of non-employee awards based on the straight-line method over the requisite service period of each award, net of estimated forfeitures.

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

Recently Issued Accounting Standards

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

On March 9, 2018 the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). The amendments in this Update supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117. This amendment is effective upon issuance.

On March 14, 2018 the FASB issued Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This amendment is effective upon issuance.

In June 2018, the FASB issued Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments related to separating components of a contract in this Update are as follows: 1. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2. The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update improve the effectiveness of fair value measurement disclosures and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments apply to reporting entities that are required to make disclosures about recurring or nonrecurring fair value measurements and should improve the cost, benefit, and effectiveness of the disclosures. ASU 2018-13 categorized the changes into those disclosures that were removed, those that were modified, and those that were added. The primary disclosures that were removed related to transfers between Level 1 and Level 2 investments, along with the policy for timing of transfers between levels. In addition, disclosing the valuation processes for Level 3 fair value measurements was removed. The amendments are effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 “Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606”. The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted and should be applied retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-36 of this Form 10-K.

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

On November 28, 2018, the Audit Committee of the board of directors (the “Board”) of the Company approved the appointment of Halperin Ilanit, CPA (“Halperin”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2018. During the fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through November 28, 2018, neither the Company, nor anyone acting on the Company’s behalf, has consulted with Halperin regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, in any case where either a written report or oral advice was provided to the Company by Halperin that Halperin concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A (T).	CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2018 and 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framwork). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate oversight of third-party service providers,

●	Lack of appropriate segregation of duties,

●	Lack of information technology (“IT”) controls over revenue,

●	Lack of adequate review of internal controls to ascertain effectiveness,

●	Lack of control procedures that include multiple levels of supervision and review, and

●	There is an overreliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material, nonstandard transactions.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will improve the overall performance of our control over our financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. During the last six months, we have hired a full time Chief Financial Officer to begin improving our existing control environment.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Name	Age	Position

Arik Maimon	43	Chief Executive Officer and Director

Ran Daniel	50	Chief Financial Officer

Michael De Prado	48	President and Director

Adiv Baruch	56	Chief Strategy Officer and Director

Richard J. Berman	76	Director

Natali Dadon	31	Director

Directors, Executive Officers, Promoters and Control Persons

Arik Maimon is a founder of the Company and has served as its CEO since its inception. In addition to co-founding the Company and its Next CALA and NxtGn subsidiaries, Mr. Maimon founded the Company’s subsidiaries Next Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long-distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s board of directors due to the perspective and experience he brings as our co-founder, Chairman, CEO, and as our largest stockholder.

Ran Daniel has served as Chief Financial Officer since November 23, 2018. He has over 20 years of financial and business management experience, accounting, auditing, business forecasting, M&A, due diligence, SEC regulations and internal control experiences. He was responsible for the financial and accounting functions in several companies and has extensive experience working as a CFO in both rapidly growing companies and publicly traded companies. He has worked with real estate, fashion, high-tech companies as well as remote institutional and high net worth individuals. Ran is licensed as a CPA, CFA and is admitted to practice law in New York. Mr. Daniel is licensed as a Certified Public Accountant (CPA) in the United States and Israel, admitted to practice law in the State of New York. Mr. Daniel holds a Bachelor of Economics, a Bachelor of Accounting and an MBA in Finance from the Hebrew University, as well as a Graduate Degree in Law from the University of Bar-Ilan.

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

Adiv Baruch has been a director of the Company since May 2016 and the Company’s Chief Strategy Officer since February 2018. Mr. Baruch serves as Chairman of Jerusalem Technology Investments Ltd. (“JTI”), which is engaged in the business of identifying, investing in, and mentoring emerging software and medical devices technology companies. JTI is a publicly-traded company whose shares are listed on the Tel-Aviv Stock Exchange. He also currently serves as Chairman of Maayan Ventures, a platform for investments in innovative technology companies, as President of Nyotron, a global cyber technology company, and as Chairman of Covertix, whose patented technology delivers real-time, non-invasive control, protection, and tracking of confidential files. Mr. Baruch has served as a director of the Bank of Jerusalem, and he served as CEO of BOS Better Online Solutions, which, under this leadership, grew into a highly-successful company traded on NASDAQ under the symbol BOSC. Throughout his career, he has championed development and support of new talent in the high tech and entrepreneurial arenas. Mr. Baruch is the Chairman of Ness College, which is a leader in educating Israeli technology professionals and entrepreneurs.

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

Richard J. Berman has served as a Director of the Company since September, 2018. Mr. Berman’s career spans over 35 years of venture capital, senior management and merger and acquisitions experience. He possesses a strong track record of providing senior leadership as an executive and Board member of public and private companies, with extensive experience in many business sectors including finance, technology, retail, bio-science and real estate. Richard currently serves as a Director of four public companies: Advaxis, Inc., Catasys, Inc., Cryoport Inc and Immuron. He also served as a Director or Officer of more than a dozen public and private companies, including Chairman of National Investment Managers, a company with $12 billion in pension administration assets, from 2006 to 2011.Mr. Berman has a strong track record of providing corporate leadership in the financial services sector, serving as Director of two leading private companies, Strategic Funding Source, an alternative lender to small businesses; and Honor Capitol, an organization that provides auto and home insurance loans to consumers.

Family Relationships

Natali Dadon and Arik Maimon are siblings.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by the Florida law.

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

Financial Expert

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

Corporate Governance

Corporate Governance

Board of Directors

We currently have five directors serving on our Board of Directors. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board consent in writing to the action.

We are not a listed issuer, as such term is defined in Rule 10A-3 of the Exchange Act, and are therefore not subject to director independence standards. However, using the definition of “independent director” from NASDAQ Rule 5605(a)(2), the following directors would be considered independent: Richard Berman and Adiv Baruch.

Our directors are elected by the vote of a majority in interest of the holders of our Common Stock and Preferred B shares and hold office until the earlier of his or her death, resignation, removal or expiration of the term for which he or she was elected and until a successor has been elected and qualified. The Board may also appoint directors to fill vacancies on the Board created by the death, resignation or removal of any director. Our Board are elected every three years.

Committees of the Board of Directors

On September 13, 2018, our Board designated the following three committees of the Board: An Audit Committee, a Compensation Committee and an Administration and Management Committee.

Richard Berman is the Chairman of the Audit Committee, and Adiv Baruch is a member. The Audit Committee is responsible for, among other things, overseeing the financial reporting and audit process and evaluating our internal controls over financial reporting.

The Administration and Management Committee is responsible for, among other things, managing and overseeing daily operations and transactions in the ordinary course of our business.

Richard J. Berman is the Chairman of the Compensation Committee, and Adiv Baruch is a member. The Compensation Committee is responsible for, among other things, establishing and overseeing the Company’s executive and equity compensation programs, establishing performance goals and objectives, and evaluating performance against such goals and objectives.

We do not have a Nominating Committee or Nominating Committee Charter. Our Board of Directors performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are an initial-stages operating company with limited operations and resources.

The Board has determined that Richard J. Berman and Adiv Baruch would each be considered “independent directors” within the meaning of the NASDAQ and Exchange Act rules.

Compliance under Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2018, all filing requirements applicable to the Reporting Persons were timely met.

Stockholder Communications

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at 19 W. Flagler St, Suite 902, Miami, FL 33130, Attention: Stockholder Communication. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2018	$180,000	$80,000	$302,984	-	-	$30,000	$592,984
CEO	2017	180,000	$70,000	$703,169	-	-	28,000	$981,168

Adiv Baruch	2018	$110,000						$110,000
Director and CSO	2017

Michael De Prado	2018	$130,000	$80,000	$-	-	-	$22,000	$232,000
President	2017	130,000	$70,000	$73,033	-	-	$24,000	$297,033

Ran Daniel	2018	$5,000	-	-	-	-	-	$5,000
CFO	2017	-	-	-	-	-	-	-

Outstanding Equity Awards at Fiscal Year End. As of December 31 2018, there were 137,044 stock options issued with a weighted average exercise price of $9.18 and 77,044 exercisable with a weighted average exercise price of $13.99. As of December 31 2017, there were 80,377 stock options issued with a weighted average exercise price of $34.80 and 58,155 exercisable with a weighted average exercise price of $27.30 as of December 31, 2017.

The fair value of the options that were issued in 2017 do not qualify for equity treatment and are included in stock based liabilities as of December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2018, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)
Arik Maimon	19 W. Flagler St, Suite 902	19.83%	301,763
CEO	Miami, FL 33130

Michael De Prado	19 W. Flagler St, Suite 902	5.44%	82,782	***
President	Miami, FL 33130

Adiv Baruch	19 W. Flagler St, Suite 902	2.19%	33,334
Chief Strategy Officer and Director	Miami, FL 33130

Natali Dadon	4019 194th Trail	1.00%	15,217
Director	Golden Beach, FL 33160

Orlando Taddeo	19 W. Flagler St, Suite 902	8.59%	130,669
President of Limecom

Harrison Vargas	10007 Vestal Place	7.14%	104,310
	Coral Springs, Florida 33071

Richard J. Berman Director	19 W. Flagler St, Suite 902 Miami, FL 33130	0.66%	10,000

All Directors and Officers as a Group (4 persons)		44.85%	678,075

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2018 of 1,521,471

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The Company incurred audit fees during the year ended December 31, 2018 with Halperin Ilanit CPA totaling approximately $50,000, with Marcum, LLP approximately $219,500 and with Assurance Dimensions approximately $5,000. The Company incurred audit fees during the year ended December 31, 2017 with Marcum, LLP totaling approximately $150,000 and with Assurance Dimensions of approximately $45,000.

Audit-Related Fees

Our principal accountant did not provide audit related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal years ended December 31 2018 and for the fiscal years ended December 31 2017.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31 2018 and for the fiscal years ended December 31 2017.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2018 and 2017.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

None.

CUENTAS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CUENTAS INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cuentas Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2018, the Company has incurred accumulated deficit of $18,070 thousands, stockholder’s deficit of $6,450 thousands and negative operating cash flows. These factor among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Halperin Ilanit

Certified Public Accountants (Isr.)

Tel Aviv, Israel

April 15, 2019

We have served as the Company’s auditor since 2018

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	154	93
Marketable securities	79	-
Trade account receivables, net	3,673	7,632
Other current assets	127	210
Total current assets	4,033	7,935

Property and Equipment, net (Note 5)	13	6
Marketable securities	-	250
Intangible assets (Note 2)	1,924	2,970
Goodwill (Note 2)	-	1,334
Total assets	5,970	12,495

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	3,184	5,568
Other accounts liabilities (Note 6)	2,560	1,992
Deferred revenue	583	686
Notes and Loan payable	110	146
Convertible notes payable, net of discounts and debt issue costs (Note 7)	-	49
Derivative liability (Note 8)	-	212
Related parties’ payables (Note 9)	4,919	3,033
Stock based liabilities	225	2,963
Total current liabilities	11,581	14,649

Related party payables – Long term (Note 9)	806	2,536
Derivative liabilities – long term (Note 8)	33	362
Other long-term liabilities	-	120
TOTAL LIABILITIES	12,420	17,667

STOCKHOLDERS’ DEFICIT (Note 12)
Common stock subscribed	100	400
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of December 31, 2018 and 2017, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 1,588,942 and 1,140,398 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	2	1
Additional paid in capital	12,160	9,555
Accumulated deficit	(18,070)	(14,208)
Accumulated other comprehensive income	-	(300)
Total Cuestas Inc. stockholders’ deficit	(5,798)	(4,542)

Non-controlling interest in subsidiaries	(652)	(630)
Total stockholders’ deficit	(6,450)	(5,172)
Total liabilities and stockholders’ deficit	5,970	12,495

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Year Ended December 31,
	2018	2017

REVENUE	74,650	53,793

COST OF REVENUE	74,177	51,399

GROSS PROFIT	473	2,394

OPERATING EXPENSES

General and administrative	3,769	3,956
Loss on disposal and impairment of assets (Note 2)	1,917	-
TOTAL OPERATING EXPENSES	5,686	3,956

OPERATING LOSS	(5,213)	(1,562)

OTHER INCOME

Other income (expense), net	(331)	730
Interest expense	(978)	(1,054)
Gain (loss) on derivative liability	524	(975)
Gain from Change in extinguishment of debt	99	880
Gain from Change in fair value of stock-based liabilities	2,314	497
TOTAL OTHER INCOME, NET	1,628	78

Loss from discontinued operations (Note 3)	-	(328)

NET LOSS BEFORE INCOME TAX	(3,585)	(1,812)
Income tax benefit	-	1,087

NET LOSS BEFORE CONTROLLING INTEREST	(3,585)	(725)

NET INCOME ATTRIBUTILE TO NON-CONTROLLING INTEREST	23	17
NET LOSS ATTRIBUTILE TO NET LOSS ATTRIBUTILE TO CUENTAS INC.	(3,562)	(708)

Basic and Diluted net loss per share	(2.90)	(*)(0.78)

Weighted average number of basic and diluted common shares outstanding	1,227,992	(*)902,744

(*)	Retrospectively adjusted to reflect the 300-for-1 reverse stock split

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	For the Year Ended December 31,
	2018	2017
Net loss	$(3,585)	$(725)
Other comprehensive income (loss)
Adoption of ASU 2016-01	300	(300)
Total comprehensive loss	(3,285)	(1,025)
Comprehensive income attributable to non-controlling interest	23	17
Comprehensive loss attributable to shareholders	$(3,262)	$(1,008)

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

					Common							Non-Controlling Interest
	Series B Preferred				Stock to		Common	Additional		Other	Total	Additional		Total Non-
	Stock		Common Stock		be Issued		Stock	Paid-in	Accumulated	Comprehensive	Stockholders’	Paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Loss	Deficit	Capital	Deficit	Interest	Total
Balance December 31, 2016	10,000,000	10	822,653	1	8,098	*	-	7,041	(13,500)	-	(6,448)	(2,501)	(655)	(3,156)	(3,292)

Committed shares issued	-	-	2,669	*	(2,668)	*	-	-	-	-	-	-	-	-	-
Committed shares reclassified to liability	-	-	-	-	(5,430)	*	-	(95)	-	-	(95)	-	-	-	(95)
Shares issued for services	-	-	10,834	*	-	-	-	288	-	-	288	-	-	-	288
Shares issued for conversion of debt	-	-	147,679	*	-	-	-	1,991	-	-	1,991	-	-	-	1,991
Shares issued for conversion of interest payable	-	-	21,562	*	-	-	-	195	-	-	195	-	-	-	195
Shares issued for cash	-	-	8,334	*			-	65	-	-	65	-	-	-	65
Shares issued for acquisition	-	-	126,667	*	-	-	-	950	-	-	950	-	-	-	950
Common stock subscribed	-	-	-	-	-	-	400	-	-	-	400	-	-	-	400
Fair value of stock options issued reclassed to liability	-	-	-	-	-	-	-	(1,117)	-	-	(1,117)	-	-	-	(1,117)
Forgiveness of imputed interest on related party payable	-	-	-	-	-	-	-	237	-	-	237	2	-	2	239
Unrealized loss on investment	-	-	-	-	-	-	-	-	-	(300)	(300)	-	-	-	(300)
Effect on minority interest from deconsolidated entity	-	-	-	-	-	-	-	-	-	-	-	2,541		2,541	2,541
Net income for year ending December 31, 2017	-	-	-	-	-	-	-	-	(708)	-	(708)	-	(17)	(17)	(725)
Balance December 31, 2017	10,000,000	$10	1,140,398	$1	-	$-	$400	$9,555	$(14,208)	$(300)	$(4,542)	$42	$(672)	$(630)	(5,172)

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

					Common							Non-Controlling Interest
	Series B Preferred				Stock to		Common	Additional		Other	Total	Additional		Total Non-
	Stock		Common Stock		be Issued		Stock	Paid-in	Accumulated	Comprehensive	Stockholders’	Paid-in	Accumulated	Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Loss	Deficit	Capital	Deficit	Interest	Total
Balance December 31, 2017	10,000,000	10	1,140,398	1	-	-	400	9,555	(14,208)	(300)	(4,542)	42	(672)	(630)	(5,172)

Committed shares issued	-	-	39,070	*	-	-	(400)	400	-	-	-	-	-	-	-
Adoption of ASU 2016-01	-	-	-	-	-	-	-	-	(300)	300	-	-	-	-	-
Shares issued for services	-	-	13,333	*	-	-	-	60	-	-	60	-	-	-	60
Shares issued for conversion of debt	-	-	4,167	*	-	-	-	37	-	-	37	-	-	-	37
Extinguish of liability upon shares issuance	-	-	206,811	-	-	-	-	893	-	-	893	-	-	-	893
Issuance of common stock, net of issuance cost **	-	-	185,163	1			-	534	-	-	535	-	-	-	535
Warrants and Stock options compensation	-	-	-	-	-	-	-	444	-	-	444	-	-	-	444
Common stock subscribed	-	-	-	-	-	-	100	-	-	-	100	-	-	-	100
Forgiveness of imputed interest on related party payable	-	-	-	-	-	-	-	237	-	-	237	1	-	1	238
Net income for year ending December 31, 2018	-	-	-	-	-	-	-	-	(3,562)	-	(3,562)	-	(23)	(23)	(3,585)
Balance December 31, 2018	10,000,000	$10	1,588,942	$2	-	$-	$100	$12,160	$(18,070)	$-	$(5,798)	$43	$(695)	$(652)	(6,450)

*	less than $1.

**	Issuance cost during the period were $18

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss	$(3,585)	$(725)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Shares issued for services	499	725
Stock based compensation	444	1,154
Imputed interest	237	237
Available for sale securities received as other income	171	(550)
Gain from extinguishment of short-term loans	(99)	(880)
Debt discount amortization	72	391
Excess loss on derivative liability	(514)	975
License fee amortization	35	83
Allowance for doubtful accounts	-	37
Loss due to Settlement	84	-
Loss on disposal of business	-	328
Loss on disposal and impairment of assets	1,917	-
Gain on fair value measurement of stock-based liabilities	(2,314)	(497)
Deferred tax benefit	-	(1,087)
Depreciation expense	2	-
Amortization of intangible assets	428	71
Changes in Operating Assets and Liabilities:
Accounts receivable	3,960	5,866
Other receivables	142	1,009
Accounts payable	(2,384)	(8,692)
Related party, net	84	178
Other accounts payables	407	1,158
Deferred revenue	(103)	(30)
Other long-term liabilities	-	(60)
Net Cash Used by Operating Activities	(517)	(309)

Cash Flows from Investing Activities:
Purchase of equipment	(9)	(5)
Cash acquired in acquisitions, net of cash paid	-	139
Net Cash Provided by Investing Activities	(9)	134

Cash Flows from Financing Activities:
Proceeds from loans payable	-	200
Repayments of loans payable	(36)	(129)
Repayments of convertible notes	(12)	(400)
Repayments of related party loans	-	(1245)
Proceeds from common stock subscriptions	100	400
Proceeds from issuance of shares, net of issuance cost	535	65
Net Cash Provided by Financing Activities	587	12

Net Increase (Decrease) in Cash	61	(163)
Cash at Beginning of Period	93	256
Cash at End of Period	$154	$93

Supplemental disclosure of cash flow information
Cash paid for interest	$37	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	$27	$1,075
Common stock issued for conversion of convertible accrued interest	$-	$195
Common stock issued for settlement of stock-based liabilities	$893	$-
Common stock issued for settlement of common stock subscribed	$400	$-

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (formerly Next Group Holdings, Inc., the “Company”) together with its subsidiaries, is focused on Financial Technology (“FINTECH”) services, delivering mobile banking, online banking, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from the sales of prepaid and wholesale calling minutes. Additionally, The Company has an agreement with Incomm, a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market.

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100 % owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc.

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

Next Cala, Inc, (“Cala”) was formed under the laws of Florida on July 10, 2009 for the purpose of offering prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of 3rd party gift cards, GPR debit cards and payment remittance services worldwide.

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

On December 6, 2017, the Company completed the formation of SDI NEXT Distribution LLC in which it owns 51% membership interest. The remainder of the membership interests is owned by Fisk Holdings, LLC. The Company acts as the Managing Member of SDI NEXT Distribution LLC. Under the Operating Agreement , the Company will contribute a total of $500. Fisk Holdings, LLC will contribute 30,000 active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general-purpose reloadable cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products.

On October 23, 2017, the Company, completed the acquisition of Limecom, Inc. (“Limecom”), Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company (“LLC”) on November 21, 2014 and known as Limecom LLC. On September 29, 2015, Limecom converted to a Florida C-Corporation. The Acquisition was completed for total consideration of $3,927, which included an issuance of 172,683 shares of common stock, which were valued at $1,295 as of the acquisition date.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2018, the Company had approximately $154 in cash and cash equivalents, approximately $7,548 in negative working capital, a stockholders’ deficiency of approximately $6,450 and an accumulated deficit of approximately $18,070. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

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

NOTE 2 – ACQUISITION

On October 23, 2017, the Company, completed the acquisition of Limecom, Inc. (“Limecom”), Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company (“LLC”) on November 21, 2014 and known as Limecom LLC. On September 29, 2015, Limecom converted to a Florida C-Corporation.

The Acquisition was completed for total consideration of $3,927, which included an issuance of 172,683 shares of common stock, which were valued at $1,295 as of the acquisition date. As part of the acquisition, the Company assumed net liabilities of $407 at fair value and identifiable intangible assets totaling $3,000 resulting in goodwill of $1,334. Net liabilities assumed consisted of the following:

Cash	$140
Accounts receivable	13,488
Accounts receivable, related party	370
Other receivable	208
Prepaid expenses and other current assets	927
Website	7
Related party receivable	120
Accounts payable and accrued liabilities	(13,714)
Accounts payable, related party	(686)
Deferred tax liability	(1,087)
Other long-term liabilities	(180)
Net liabilities assumed	(407)

Fair value of shares issued and committed to be issued	1,295
Initial cash payable	921
Note payable, net of discount of $96	1,711
Total consideration	3,927
Identifiable intangible assets	(3,000)
Goodwill recorded	$1,334

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Identifiable Intangible Assets

The Company acquired intangible assets that consisted of client relationships which had an estimated fair value of $3,000. The intangible asset was measured at fair value using an income approach that discounts expected future cash flows to present value. The Company will amortize the intangible assets on a straight-line basis over their expected useful life of 84 months. Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Client relationships	$3,000	84
Total	$3,000	84

On January 30, 2019, the Company rescinded the acquisition of Limecom, Inc. Therefore, and in accordance with ASC Topic 360, the Company recorded an asset impairment charges of $1,917 which is included in the consolidated statements of operations within loss on disposal and impairment of assets; $1,334 of the total impairment charge related to Goodwill and the remaining $583 related to intangible assets. Please also refer to Note 16, Subsequent events.

Pro Forma Information (Unaudited)

The unaudited pro forma information for the years ended December 31, 2017 presented below include the effects of the Limecom acquisition had it been consummated on January 1, 2017 with adjustments to give effect to pro forma events that are directly attributable to the acquisitions. These adjustments are based upon information and assumptions available to us at the time of filing this Annual Report on Form 10-K. Accordingly, the unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor is it indicative of the future results of operations.

For the Year Ended December 31,
2017
Revenue	$130,988
Cost of revenue	125,393
Gross margin	5,595

Operating expenses	6,225
Loss from operations	(630)

Other expense	(212)
Net loss before income tax benefit	$(842)

Net loss per share, basic and diluted	$(0.93)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to allowances for impairment of goodwill, impairment of intangible assets, fair value of stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and Going Concern.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Functional currency

The functional currency of the company and its subsidiaries is U.S dollar.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. The Company held no cash equivalents as of December 31, 2018 or 2017. As of December 31, 2018, and 2017, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250.

Marketable securities

The Company accounts for investments in marketable securities in accordance with ASC Topic 320-10, “Investments - Debt and Equity Securities” (“ASC Topic 320-10”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reassesses such determination at each balance sheet date. The investments in marketable securities covered by ASC Topic 320-10 that were held by the Company during the reported periods were designated by management as trading securities. Trading securities are stated at market value. The changes in market value are charged to financing income or expenses. During the year ended December 31, 2017, the Company acquired 50,000 shares of common stock of Green Spirit Industries, a publicly held company, as a referral fee. The total value of the common shares was recorded as other income using the price of the common stock as quoted on Nasdaq on the date received resulting in other income of $550. Trading losses for the years 2018 and 2017 amounted to approximately $ 171 and $ 300 respectively.

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is post due, the customer’s current ability to pay and available information about the credit risk on such customers. There was an allowance for doubtful accounts of $20 as of December 31, 2018 and 2017.

Accounts Receivable Factoring

Limecom executes factoring and security agreements with financial institutions from time to time, whereby it sells certain of its accounts receivable in exchange for cash. These factoring transactions qualify for sales treatment in accordance with FASB ASC 860, Transfers and Servicing. Upon purchase of the accounts receivable, the Company shall be deemed to have sold, transferred, assigned, set over and conveyed to the financial institution, without recourse except as expressly stated in the agreement, all of the Company’s right, title and interest in and to the purchased accounts receivable. The Company carries credit insurance policy covering all factored accounts receivable, under which the financial institution is the beneficiary on the policy if default were to occur.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

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

As discussed in Note2 the Company acquired Limecom Inc., which included the acquisition of intangible assets that consisted of client relationships which had an estimated fair value of $3,000. The intangible asset was measured at fair value using an income approach that discounts expected future cash flows to present value. The Company will amortize the intangible assets on a straight-line basis over their expected useful life of 84 months. As of the acquisition date Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Client relationships	$3,000	84
Total	$3,000	84

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2019	$384
2020	384
2021	384
2023	384
2024	382
Total	$1,918

Amortization expense was $1,011 (including impairment of $583) and $71 for the years ended December 31, 2018 and 2017, respectively. Amortization expense for each period is included in cost of revenue.

In accordance with ASC Topic 360, during the year ended December 31, 2018, the Company recorded asset impairment charges of $,1,917 which is included in the consolidated statements of operations within loss on disposal and impairment of assets; $1,334 of the total impairment charge related to Goodwill and the remaining $583 related to intangible assets. The Company did not record impairment losses during the year ended December 31, 2017 (See Notes 2 and 15).

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As a result, during the year ended December 31, 2018, the Company recorded asset impairment charges of $1,917 which is included in the consolidated statements of operations within loss on disposal and impairment of assets; $1,334 of the total impairment charge related to Goodwill and the remaining $583 related to intangible assets. The Company did not record impairment losses during the year ended December 31, 2017 (See Notes 2 and 15).

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

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	79	-	-	79
Total assets	79	-	-	79

Liabilities:
Stock based liabilities	225	-	-	225
Long term derivative value	33	-	-	33
Total liabilities	258	-	-	258

	Balance as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	250	-	-	250
Total assets:	250	-	-	250

Liabilities:
Stock based liabilities	2,963	-	-	2,963
Short term derivative value	212	-	-	212
Long term derivative value	362	-	-	362
Total liabilities	3,537	-	-	3,537

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

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

Revenue recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another through Limecom and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Minutes are forfeited buy the consumer after 12 consecutive months of non-use at which point the Company recognizes revenue from the forfeiture of prepaid minutes. Next Cala generated revenues from commissions earned from Incomm, a leading financial services provider, and NxtGn generated revenues from the sale of voice over IP platform software during the years ended December 31, 2018 and 2017.

Business Segments

The Company operates in a single business segment in telecommunications.

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

At December 31, 2017, the Company had two outstanding convertible notes payable with conversion rights that are exercisable. The amount of outstanding principal on these convertible notes total $49 plus accrued interest of $36 for total convertible debts as of December 31, 2017 of $84 representing 26,442 new dilutive common shares if converted at the applicable rates. Additionally, the Company had common stock subscriptions totaling $400 representing an additional 38,195 common shares and 116,174 common shares committed but not yet issued. The effects of these notes, common shares subscribed and common shares committed have been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2017.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

At December 31, 2018, potentially dilutive securities consisted of 95,443 shares which the Company is obligated to issue and 162,044 options to purchase of common stock at prices ranging from $3 to $54 per share. Of these potentially dilutive securities, only 95,443 shares which the Company is obligated to issue and 90,000 options to purchase of common stock at price of $3 per share are included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive. Additionally, the Company had common stock subscriptions totaling $100 representing an additional 33,334 common shares. The effects of these notes, common shares subscribed and common shares committed have been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2018.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $46 and $28 of advertising costs during the years ended December 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company applies ASC 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors (including employee stock options under the Company’s stock plans) based on estimated fair values.

ASC 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

The Company recognizes compensation expenses for the value of non-employee awards based on the straight-line method over the requisite service period of each award, net of estimated forfeitures.

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, of which the most significant are share price, expected volatility and the expected option term (the time from the grant date until the options are exercised or expire). Expected volatility is estimated based on volatility of similar companies in the technology sector. The Company has historically not paid dividends and has no foreseeable plans to issue dividends. The risk-free interest rate is based on the yield from governmental zero-coupon bonds with an equivalent term. The expected option term is calculated for options granted to employees and directors using the “simplified” method. Grants to non-employees are based on the contractual term. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

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

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Recently Issued Accounting Standards

On February 14, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.

On March 9, 2018 the FASB issued ASU 2018-04, Investments—Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273 (SEC Update). The amendments in this Update supersedes various SEC paragraphs and adds an SEC paragraph pursuant to the issuance of Staff Accounting Bulletin No. 117. This amendment is effective upon issuance.

On March 14, 2018 the FASB issued Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This amendment is effective upon issuance.

In June 2018, the FASB issued Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments related to separating components of a contract in this Update are as follows: 1. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2. The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this Update improve the effectiveness of fair value measurement disclosures and modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this Update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. For public business entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments apply to reporting entities that are required to make disclosures about recurring or nonrecurring fair value measurements and should improve the cost, benefit, and effectiveness of the disclosures. ASU 2018-13 categorized the changes into those disclosures that were removed, those that were modified, and those that were added. The primary disclosures that were removed related to transfers between Level 1 and Level 2 investments, along with the policy for timing of transfers between levels. In addition, disclosing the valuation processes for Level 3 fair value measurements was removed. The amendments are effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

In November 2018, the FASB issued ASU 2018-18 “Collaborative Arrangements (Topic 808)—Clarifying the interaction between Topic 808 and Topic 606”. The amendments provide guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606. It also specifically (i) addresses when the participant should be considered a customer in the context of a unit of account, (ii) adds unit-of-account guidance in ASC 808 to align with guidance in ASC 606, and (iii) precludes presenting revenue from a collaborative arrangement together with revenue recognized under ASC 606 if the collaborative arrangement participant is not a customer. The guidance will be effective for fiscal years beginning after December 15, 2019. Early adoption is permitted and should be applied retrospectively. The Company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 4 – DISCONTINUED OPERATIONS

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

The results of discontinued operations do not include any allocated or common overhead expenses. The results of operations of discontinued operations were as follows:

For the Year Ended December 31,
2017
Revenues	$-

Operating expenses:
Loss on disposal of business	328
Other general and administrative	-

Impairment loss	-

Loss from discontinued operations	$328

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 5 – PROPERTY AND EQUIPRMNET, NET

Property and equipment, net, consisted of the following:

	December 31,
	2018	2017

Office Equipment	$17	$8

Less—accumulated depreciation	(4)	(2)

	$13	$6

Depreciation expenses were $2 and $0 in the years ended December 31, 2018 and 2017, respectively.

NOTE 6 – OTHER ACCOUNTS LIABILITIES

	December 31, 2018	December 31, 2017
Settlements payable	$1,029	$892
Accrued expenses and other liabilities	534	741
Dividend Payable (1)	30	30
Accrued salaries and wages	967	329
Total	$2,560	$1,992

(1) During the year ended December 31, 2016, the Company declared a special dividend on its outstanding common stock of one share of Class D Redeemable Preferred Stock. The Class D Redeemable Preferred Stock was not issued as of December 31, 2018 and were cancelled.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 7 – CONVERTIBLE NOTES

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

In February 2017, the Company agreed with certain noteholders to extend a redemption freeze agreement whereby the convertible note holders agreed to not convert outstanding principal and accrued interest into common stock for a period of 60 days. Upon the expiration of these agreements, a 90-day extension was executed whereby the noteholders agreed to not convert additional amounts through the first week of July 2017. Under the terms of the extension, each noteholder was granted the right to convert a limited amount of outstanding principal to common stock at a rate equal to the stated rate in the convertible note payable but not less than $0.02 per share and extended the due dates of the notes to July 2017. During the year ended December 31, 2017, the Company accrued a total of $210 of penalties on convertible notes payable which was recorded as a loss on the extinguishment of debt.

During 2018 and 2017 the Company settled all its convertible notes payable for a combination of cash and shares of common stock.

The following table summarizes all convertible notes payable activity for the year ended December 31, 2018:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2017	Gain	Penalties Accrued	Repayments	Conversions to Common Stock	Balance, December 31, 2018
Noteholder 5	11/9/2015	11/9/2016	100	49	(10)	-	(12)	(27)	-
Totals			$100	$49	$(10)	-	$(12)	$(27)	$-

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

The following table summarizes all convertible notes payable activity for the year ended December 31, 2017:

Holder	Issue Date	Due Date	Original Principal	Balance, December 31, 2016	Advances	Penalties Accrued	Repayments	Conversions to Common Stock	Balance, December 31, 2017
Noteholder 1	11/25/2015	11/24/2016	$83	$83	$-	$-	$(47)	$(36)	$-
Noteholder 1	12/21/2015	12/21/2016	27	27	-	-	(27)	-	-
Noteholder 1	1/15/2016	1/15/2017	130	130	-	-	-	(130)	-
Noteholder 1	3/8/2016	3/8/2017	50	50	-	-	(50)	-	-
Noteholder 1	4/11/2016	4/11/2017	83	83	-	-	-	(83)	-
Noteholder 1	4/11/2016	4/11/2017	83	83	-	-	-	(83)	-
Noteholder 1	4/11/2016	4/11/2017	83	83	-	-	-	(83)	-
Noteholder 1	5/16/2016	5/16/2017	100	100	-	11	-	(111)	-
Noteholder 1	7/22/2016	7/22/2017	50	50	-	5	-	(55)	-
Noteholder 1	8/2/2016	8/2/2017	50	50	-	106	-	(156)	-
Noteholder 2	11/20/2015	11/20/2016	37	37	-	-	-	(37)	-
Noteholder 3	3/8/2016	3/8/2017	50	14	-	-	(14)	-	-
Noteholder 3	5/16/2016	5/16/2017	100	100	-	-	(22)	(78)	-
Noteholder 3	7/22/2016	7/22/2017	50	50	-	33	(23)	(60)	-
Noteholder 3	3/8/2016	3/8/2017	25	25	-	-	-	(25)	-
Noteholder 4	1/19/2016	1/15/2017	131	131	-	55	(60)	(126)	-
Noteholder 4	3/9/2016	3/8/2017	50	50	-	-	-	(50)	-
Noteholder 5	11/9/2015	11/9/2016	100	61	-	-	-	(12)	49
Noteholder 6	11/2/2016	11/2/2017	52	52	-	-	-	(52)	-
Noteholder 7	1/2/2017	8/2/2017	70	-	70	-	-	(70)	-
Totals			$1,404	$1,259	$70	210	$(243)	$(1,247)	$49

Accrued Interest

There was $0 and $35 of accrued interest due on all convertible notes as of December 31, 2018 and 2017, respectively.

NOTE 8 – DERIVATIVE LIABILITIES

The Company analyzed the conversion features of the convertible notes payable as discussed in Note 7 – Notes Convertible Notes for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion features should be classified as a derivative liability because the exercise prices of these convertible notes are subject to a variable conversion rate with a floor of $6 per share.  The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with AC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability.

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

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

As of December 31, 2018, and 2017, the Company had a derivative liability of $33 and $574, respectively and recorded a gain from derivative liability fair value adjustment of $514 and a loss of $831 during the years ended December 31, 2018 and 2017, respectively. The derivative liability activity comes from convertible notes payable as discussed in Note 7 – Convertible Notes. In addition to derivative liabilities associated with convertible notes payable, the Company recorded a derivative liability due to a ratchet strike price feature associated with the options issued in the acquisition of TPP. The options are exercisable at $54 per share unless the Company’s common stock is quoted at a price greater than $150 per share at which point the options are exercisable at $90 per share.

A summary of the changes in derivative liabilities balance for the nine months ended December 31, 2018 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2016	$1,210
Initial measurement of derivative liabilities on new convertible notes payable	185
Change in fair value	975
Reclassification due to conversion and repayment	(1,796)
Balance, December 31, 2017	574
Change in fair value	(514)
Change due to conversion	(27)
Balance, December 31, 2018	$33

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	December 31, 2018	December 31, 2017
Common stock price	3.00	17.40
Expected volatility	233%	178% - 334%
Expected term	1.25 years	.01 - 2.25 years
Risk free rate	2.56%	0.97% - 1.89%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

A summary of outstanding derivative liabilities as of December 31, 2018 is as follows:

Holder	Derivative Balance
Option Holder	33
Total	$33

A summary of outstanding derivative liabilities as of December 31, 2017 is as follows:

Holder	Derivative Balance
Noteholder 5	$212
Option Holder	362
Total	$574

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the years ended December 31, 2018 and 2017. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule.

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

Related party balances at December 31, 2018 and 2017 consisted of the following:

Related party receivable

	December 31, 2018	December 31, 2017
(a) Glocal Card Services	$36	$36
Total Due from related parties	$36	$36

Related party payables, net of discounts

	December 31, 2018	December 31, 2017
(b) Due to Next Communications, Inc. (current)	$2,972	$2,920
(c) Due to Asiya Communications SAPI de C.V. (current)	26	6
(d) Michael DePrado (current)	100	100
(e) Orlando Taddeo ($1,807 due to the acquisition of Limecom are due on July 21, 2019)	2,613	2,536
(f) Next Cala 360 (current)	14	7
Total Due from related parties	$5,725	$5,569

(a)	Glocal Card Services is the Company’s partner in the Glocal Joint Venture

(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600 to a specific creditor in consideration for the forgiveness of the balance of the payable balance.

(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which the Company’s Chief Executive Officer holds a substantial interest and is involved in active management.

(d)	Michael DePrado is the Company’s President

(e)	Amount due to Orlando Taddeo from the acquisition of Limecom

(f)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

During the years ended December 31, 2018 and 2017, the Company recorded interest expense of $237 and $237, respectively, using an interest rate equal to that on the outstanding convertible notes payable as discussed in Note 7 – Convertible Notes as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

Notes Payable, Related Party

During the year ended December 31, 2014, the Company entered into two notes with its President to purchase his interest in Next Cala, Inc. and separately his voting control in Next Cala. Inc.  During the year ended December 31, 2017, the outstanding principal and accrued interest totaling $295 was agreed to be converted to 29,667 shares of common stock.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Trade Accounts Receivable, Related Parties

The Company had outstanding accounts receivable of $3,006 from related parties as of December 31, 2018 of which $2,959 was due from Rubelite- C (which is a related to one the Company’s shareholders of the Company and a former owner of Limecom), $8 was due from Next Cala 360 and $39 was due from Asiya Communications SAPI de C.V. The accounts receivable was recorded as a result of the sale of wholesale telecommunications minutes to these entities.

The Company had outstanding accounts receivable of $ 9 from a related party as of December 31, 2017 which was due from Next Communications. The trade accounts receivable arose from the sale of wholesale telecommunications minutes to this entity.

Accounts Payable, Related Parties

The Company had outstanding accounts payable of $109 to related parties as of December 31, 2018 of which $17 was due to Asiya Communications S.A. de C.V., $67 was due to Airtime Sp.z.o.o. (a subsidiary of one the Company’s shareholders of the Company and a former owner of Limecom) and $25 was due to Next Communication Inc.

The Company had outstanding accounts payable of $500 to a related party as of December 31, 2017 which was due to Next Communications.

Revenues (Related Parties)

The Company made sales to and generated revenues from related parties of $49,667 and $1,019 during the years ended December 31, 2018 and 2017, respectively, as itemized below:

	For the Year Ended December 31,
	2018	2017
Next Communications, Inc.	14,310	343
VTX Corporation (a)	11,890	-
Airtime Sp.z.o.o.	5,095	-
Asiya Communications SAPI de C.V.	15,383	672
RUBELITE - C (a)	2,989	-
Next Cala 360	-	4
Total	49,667	1,019

(a)	Corporations that are owned by one of the Company’s shareholders and a former owner of Limecom

Costs of Revenues (Related Parties)

The Company made purchases from related parties totaling $59,217 and $0 during the years ended December 31, 2018 and 2017, respectively, as itemized below:

	For the Year Ended December 31,
	2018	2017
Next Communications, Inc.	14,310	-
VTX Corporation	24,017	-
Airtime Sp.z.o.o.	5,529	-
Asiya Communications SAPI de C.V.	15,361	-
Total	59,217	-

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 10 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended December 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2017	105,378	$39.27
Granted	90,000	3.00
Forfeited	(33,334)	54.00
Outstanding, December 31, 2018	162,044	$16.09

The following table discloses information regarding outstanding and exercisable options at December 31, 2018:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	1.25	25,000	$54.00
21.00	47,044	21.00	1.49	47,044	21.00
3.00	90,000	3.00	4.71	30,000	3.00
	162,044	$16.09	2.73	102,044	$23.79

The following table summarizes all stock option activity for the year ended December 31, 2017:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2016	58,334	$54
Granted	72,044	32.4
Exercised	-	-
Forfeited	(25,000)	54
Expired	-	-
Outstanding, December 31, 2017	105,378	$39.27

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

The following table discloses information regarding outstanding and exercisable options at December 31, 2017:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	58,334	$54.00	2.83	36,111	$54.00
21.00	47,044	21.00	2.49	47,044	21.00
	105,378	$39.27	2.66	83,155	$35.40

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

During the year ended December 31, 2018, the Company recorded an option-based compensation expense of $218, leaving an unrecognized expense associated with these grants of $235 as of December 31, 2018.

On June 26, 2017, the Company issued a total of 47,044 options to certain officers pursuant to employment agreements executed on that date. The options vested immediately and can be exercised for a period of three years at a price of $21. The options were valued using a Black-Scholes model with the following inputs: an exercise price of $21, a stock price at the date of valuation of $.055, a risk-free rate of 1.36%, lives of 3 years and annual volatility of 885%. Annual volatility is derived by computing daily volatility and multiplying it by the square root of the number of trading days in a typical calendar year The Company recorded an expense of $776 related to these options during the year ended December 31, 2017. There is no unrecognized expense associated with these options.

Total stock-based compensation expense related to option grants was $1,111 during the year ended December 31, 2017, leaving an unrecognized expense of $223 as of December 31, 2017.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

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

The Company has 36,000,000 shares of Preferred Stock designated as Series D. The Series D Preferred Stock is reserved for the settlement of dividends payable which were $30 as of December 31, 2018 and 2017. The Class D Preferred Stock must be redeemed within six (6) months (or as soon thereafter as permitted by law) following final resolution of the Corporation’s affiliates lawsuit against ViberMedia , Inc. (Next Communications, Inc. and Nxtgn, Inc. v. Viber Media, Inc.) which is, as of the date of this filing, pending in U.S. District Court for the Southern District of New York or any successor or other lawsuit relating to the subject matter thereof in which the Corporation (or any successor-in-interest) is named as a plaintiff (the “Lawsuit”). There were no Series D Preferred shares issued or outstanding as of December 31, 2018 or 2017.

Common Stock

Effective November 20, 2015 the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

Common Stock Activity During the Year Ended December 31, 2018

The following summarizes the common stock activity for the twelve months ended December 31, 2018:

Summary of common stock activity for the year ended December 31, 2018	Outstanding shares
Balance, December 31, 2017	1,140,398
Shares issued for common stock	224,233
Shares issued as settlement of stock-based liabilities	206,811
Shares issued for services	13,333
Shares issued for settlement of convertible notes payable and accrued interest	4,167
Balance, December 31, 2018	1,588,942

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

On February 7, 2018, the Company issued 39,070 shares of its common stock pursuant to a common stock subscription. The fair market value of the shares at the subscription date was $400.

On September 11, 2018, the Company issued 2,167 shares of its common stock to a note holder in connection with outstanding convertible note payable and convertible accrued interest on convertible notes payable in accordance with a settlement agreement. The fair market value of the shares was $10.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Common Stock Activity During the Year Ended December 31, 2018

On September 21, 2018, the Company entered into a securities purchase agreement with various purchasers to issue 146,669 shares of common stock in consideration of $440. One of the purchasers is the Company’s President and CEO who purchased 16,667 shares. Another purchaser is a current shareholder which controlled by the former owner of Limecom (a fully subsidiary of the Company), who purchased 16,667 shares. On December 13, 2018 the Company issued 30,001 shares of its common stock for the consideration of $90 which it received of under the same Securities Purchase Agreement which it entered on September 21, 2018.

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

On November 20, 2018 and November 28, 2018, the Company received $100 under a private placement of securities closed on December 13, 2018 and issued 36,667 shares of its common stock and warrants to purchase up to 36,667 shares of its common stock at an exercise price equal to $3.25 per share. The issuance cost was 10$.

During December, 2018, the Company received $248 under a private placement of securities closed on December 13, 2018 and issued 82,667 shares of its common stock and warrants to purchase up to 82,667 shares of its common stock at an exercise price equal to $3.25 per share.

On December 13, 2018 and pursuant to a Debt Financing Service Agreement, the Company issued warrants to purchase up to 74,866 shares of Common Stock at an exercise price per share of $3 in consideration for investment banking services. The Warrants are exercisable until February 14, 2024. The Company has estimated the fair value of such warrants at a value of $226 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

%
Dividend yield	0%
Risk-free interest rate	2.56%
Expected term (years)	5
Volatility	225%

The Company recorded the fair value of such warrants as General and administrative expenses in the Income Statement of the Company for the year ended at December 31, 2018.

On December 28, 2018, the Company issued 134,326 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $403.

During the year ended December 31, 2017, the Company issued 147,679 shares of common stock for the conversion of $1,075 of principal of convertible notes payable and 21,562 shares for the conversion of $195 of accrued interest. The conversion of principal and accrued interest on convertible notes payable to common stock were done so at the contractual terms of each respective agreement. The details of certain issuances of common stock are as follows:

On various dates during the year ended December 31, 2017, the Company issued a total of 10,834 common shares for services totaling $288 pursuant to various agreements with third parties. The Company valued the common shares using the close price of the stock as listed on the OTCBB on the dates of issuance.

On October 23, 2017, the Company completed its acquisition of Limecom as discussed in Note 2. Pursuant to this agreement, the Company issued 126,667 shares of common stock valued at $950.

During the year ended December 31, 2017, the Company accepted common stock subscription agreements from investors for common stock at $7.68 per share. Pursuant to these agreements, the Company issued a total of 8,334 shares of common stock resulting in cash proceeds to the Company of $65.

During the year ended December 31, 2017, the Company issued a total of 2,669 shares of common stock that were committed to be issued during the year ended December 31, 2016. Additionally, the Company reclassified the value of an additional 5,430 shares of common stock committed to be issued during the year ended December 31, 2016 to a liability as of December 31, 2017.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Summary of common stock activity for the year ended December 31, 2017	Outstanding shares
Balance, December 31, 2016	822,653
Shares issued for services	10,834
Shares issued committed to be issued during prior year	2,669
Shares issued for acquisition	126,667
Shares issued for cash	8,334
Shares issued for conversion of convertible notes payable and accrued interest (a)	169,241
Balance, December 31, 2017	1,140,398

(a)	Shares issued in connection with outstanding convertible notes payable and convertible accrued interest on convertible notes payable in accordance with contractual terms of noteholders as discussed in Note 7 – Convertible Notes.

NOTE 12 – CUSTOMER CONCENTRATION

As of December 31, 2018, three separate customers accounted for approximately 56% of the Company’s total accounts receivable. As of December 31, 2017, three separate customers accounted for approximately 78% of the Company’s total accounts receivable.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500 and an additional 1% when it reaches $750. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent fee as of December 31, 2018.

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has no accrual related to this complaint as of December 31, 2018 given the premature nature of the motion.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 on January 2, 2017 and issued 12,002 shares as conversion of the $70 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 28, 2019, J. P. Carey Enterprises, Inc. filed a similar claim against the Company in Fulton County, Georgia. The Company is vigorously defending its position in this case.

During 2016, Limecom had disputed accounts payable with three (3) carriers, for which the Company entered into separate settlement agreements, totaling approximately $1,147. Under the terms of these settlement agreements, the Company was provided with extended payment terms on the outstanding balances. These settlement agreements are non-interest bearing and include certain default provisions as disclosed in the related agreements. On October 23, 2017, this liability was $676. Limecom repaid $10 from the date of acquisition through December 31, 2017 and $95 during the nine months ended September 30, 2018. The remaining outstanding principal balance of these settlement agreements amounted to approximately $571 and $666 as of December 31, 2018and December 31, 2017, respectively. Of these totals, $571 and $546 is current and included in accrued liabilities and $0 and $120 is long term and represented by other long-term liabilities as of December 31, 2018and December 31, 2017, respectively.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Prior to October 23, 2017 (the date of Limecom acquisition), Limecom had entered into a settlement agreement with American Express. As of the date of the Limecom acquisition, there was a total outstanding balance of $892. The Company made repayments totaling $435 leaving a remaining balance due of $457, as of December 31, 2018. The balance of $457 is included in other accounts liabilities.

On August 9, 2018, Limecom was served with a complaint by Spectrum Intelligence Communications Agency LLC (SICA) whereby SICA claims that Limecom owes them a total of $439. Limecom is in the process of defending and potentially negotiating a settlement with SICA. The Company is not listed as a Defendant in this matter.

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of December 31, 2018 related to the complaint given the early nature of the process.

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

On November 7, 2018, the Company was served with a complaint by a service provider claiming Breach of Contract for $29. The Company has not accrued any losses as of December 31, 2018 related to the complaint given the early nature of the process.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of December 31, 2018 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

The Company executed a lease for office space effective July 10, 2018 with a term to October 31, 2018. The lease requires monthly rental payments of $5. Total future guaranteed payments under this lease are $5.

NOTE 14 – INCOME TAXES

On December 22, 2017, the U.S. enacted new tax reform legislation which reduced the corporate tax rate to 21% effective for tax year beginning January 1, 2018. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2018.

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

We recognized income tax benefits of $0 and $1,087 during the years ended December 31, 2018 and 2017. The income tax benefit recognized during the year ended December 31, 2017 is the result of releasing a portion of the Company’s valuation allowance against its deferred tax asset equal to the amount of net deferred tax liability assumed with our acquisition of Limecom as discussed in Note 2. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period. Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.50% to 26.50%.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

The SEC has issued guidance in Staff Accounting Bulletin No. 118 that allows for a measurement period of up to one year after the enactment date of the 2017 Tax Reform to finalize the recording of the related tax impacts. The Company currently anticipates finalizing and recording any resulting adjustments by the end of fiscal year 2018.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2018 or 2017 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2018	2017
Loss before taxes, as reported in the consolidated statements of operations	$3,585	$1,812

Federal and State statutory rate	26.5%	39.5%

Theoretical tax benefit on the above amount at federal statutory tax rate	950	715

income tax benefit due to the acquisition of Limecom	-	1,087

Losses and other items for which a valuation allowance Was provided or benefit from loss carry forward	(950)	(1,802)

Actual tax income (expense)	-	-

	2018	2017
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$2,015	$962
Adjustments	(578)	(219)
Valuation allowance	(1,437)	(743)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2017	$743
Increase	694
Valuation allowance, December 31, 2018	$1,437

The net federal operating loss carry forward will begin expire in 2038. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 15 – SUBSEQUENT EVENTS

On January 29, 2019, the Company and Heritage agreed to extend the right of the Company to rescind at its option, to sell back the stock in Limecom back to Heritage in consideration for the following:

(a) The 138,147 shares of the Company issued to Heritage and its Stockholders will not be returned to the Company, and the remaining 34,537 shares of the Company will not be issued to Heritage. Instead, it was agreed that the Company will issue an additional 90,000 shares of the Company as directed by Heritage. The Company also agreed to issue 20,740 shares of the Company’s restricted stock to several Limecom employees in exchange for salaries due to them.

(b) The $1,807 payment under the Limecom Purchase Agreement will be cancelled.

(c) The Employment Agreement with Orlando Taddeo as International CEO of Limecom will be terminated.

(d) Heritage and the Limecom agreed that the intercompany loans in the amount of $231 will be cancelled.

On January 30, 2019, Cuentas sent an executed document to Limecom rescinding the acquisition of Limecom, Inc. (“Limecom”) according to the Amendment signed January 29, 2019.

Pro forma results

The following are unaudited pro forma financial information for the years ended December 31, 2018 and 2017 presents the condensed consolidated and combined statements of operations of the Company and the rescission of the acquisition described above, as if the acquisitions had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated and combined statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

	Year Ended
	December 31
	2018	2017
Revenues	$1,302	$2,149
Net Income (Loss) before controlling Interest	41	(3,212)
Net Income (Loss)	65	(3,196)
Basic and diluted net income (loss) earnings per common share	0.05	$(3.54)

On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600 to a specific creditor in consideration for the forgiveness of the balance of the payable balance.

On January 7, 2019, the Company issued 16,667 shares of its common stock pursuant to a Securities Purchase Agreement which it entered on September 21, 2018. The fair market value of the shares at the subscription date was $50.

CUENTAS, INC.

(FORMERLY NEXT GROUP HOLDINGS, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On January 7, 2019, the Company received $50 under a private placement of and issued 16,667 shares of its common stock and warrants to purchase up to 16,667 shares of its common stock at an exercise price equal to $3.25 per share under a private placement of securities closed on December 13, 2018.

On February 12, 2019, the Company issued warrants to purchase up to 35,834 shares of its common stock at an exercise price equal to $3.25 per share under the October 25, 2018 private placement.

On February 28, 2018, the Company issued 309,497 shares of its common stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $464.

On February 28, 2019, The Company signed a Binding Term Sheet with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500 over one year and received the first deposit of $500 on the same date. Under the Binding Term Sheet, it was agreed that the initial invested amount of $500 will in consideration of 166,667 shares of Common Stock of the Company. It was also agreed that Optima may purchase a Convertible Note in the amount of $2,000, which may be funded on a quarterly basis. The term of the Convertible Note shall be three years and it may be converted with a discount of 25% on the share price at date of conversion, but in any case, not less than $3 per share. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of this Binding Term Sheet.

(b)	Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.

By:	/s/ Arik Maimon
Arik Maimon,
Chief Executive Officer
Date: April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chief Executive Officer and Director	April 15, 2019
Arik Maimon

/s/ Ran Daniel	Chief Financial Officer	April 15, 2019
Ran Daniel

/s/ Michael De Prado	President and Director	April 15, 2019
Michael De Prado

/s/ Adiv Baruch	Chief Strategy Officer and Director	April 15, 2019
Adiv Baruch

/s/ Natali Dadon	Director	April 15, 2019
Natali Dadon

/s/ Richard J. Berman	Director	April 15, 2019
Richard Berman