Form 10-Q
period 2019-03-31
Cuentas Inc.
filed 2019-05-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: MARCH 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2019, the issuer had 2,057,016 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2019

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018	2

Statements of Operations and Comprehensive Income (Loss) for the three-months ended March 31, 2019 and 2018 (Unaudited)	3

Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-15

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	179	154
Marketable securities	55	79
Trade account receivables	6	3,673
Other current assets	88	127
Total current assets	328	4,033

Property and Equipment, net	6	13
Intangible assets	-	1,924
Total assets	334	5,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,444	3,184
Other accounts liabilities	440	2,560
Deferred revenue	552	583
Notes and Loan payable	106	110
Related parties payables	2,952	4,919
Stock based liabilities	71	225
Total current liabilities	5,565	11,581

Related party payables – Long term	-	806
Derivative liabilities – long term	34	33
TOTAL LIABILITIES	5,599	12,420

STOCKHOLDERS’ DEFICIENCY
Common stock subscribed	500	100
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 2,057,016 and 1,588,942 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid in capital	13,265	12,160
Accumulated deficit	(18,390)	(18,070)
Total Cuestas Inc. stockholders’ deficit	(4,613)	(5,798)

Non-controlling interest in subsidiaries	(652)	(652)
Total stockholders’ deficit	(5,265)	(6,450)
Total liabilities and stockholders’ deficit	334	5,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

 (Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2019	2018

REVENUE	302	19,998

COST OF REVENUE	237	19,258

GROSS PROFIT	65	740

OPERATING EXPENSES

General and administrative	490	871
TOTAL OPERATING EXPENSES	490	871

OPERATING LOSS	(425)	(131)

OTHER INCOME (EXPENSE)
Other Income (expense)	220	(25)
Interest expense	(60)	(403)
Gain (loss) on derivative liability	(1)	413
Gain from Change in extinguishment of debt	-	99
Gain (loss) from Change in fair value of stock-based liabilities	(54)	1,563
TOTAL OTHER INCOME	105	1,647

NET INCOME (LOSS) BEFORE CONTROLLING INTEREST	(320)	1,516

NET INCOME ATTRIBUTILE TO NON-CONTROLLING INTEREST	-	8
NET INCOME (LOSS) ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	(320)	1,524

Net income (loss) per basic share	(0.18)	(*) 1.30
Net income (loss) per diluted share	(0.18)	(*) 1.19
Weighted average number of basic common shares outstanding	1,808,142	(*) 1,175,045
Weighted average number of diluted common shares outstanding	1,808,142	(*) 1,278,893

(*)	Retrospectively adjusted to reflect the 300-for-1 reverse stock split

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss before non-controlling interest	(320)	1,516
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	57	-
Imputed interest	58	60
Gain on extinguishment of debt	-	(99)
Loss on fair value of marketable securities	24	-
Interest and Debt discount amortization	(4)	36
Gain on derivative fair value adjustment	1	(413)
License fee amortization		21
Gain from Change in on fair value of stock-based liabilities	53	(1,563)
Depreciation and amortization expense	-	108
Changes in Operating Assets and Liabilities:
Accounts receivable	12	1,576
Other receivables	18	(410)
Accounts payable	(298)	(786)
Other Accounts payable	(35)	-
Deferred revenue	(31)	(32)
Net Cash Used by Operating Activities	(465)	14

Cash Flows from Investing Activities:
Proceeds from the recession of the Limecom shares – net of cash divested	-	-
Purchase of equipment	-	(14)
Net Cash Provided by Investing Activities	-	(14)

Cash Flows from Financing Activities:
Repayments of convertible notes	-	(46)
Proceeds from (Payments to) related party	(60)	3
Repayments of related party loans	-	(12)
Proceeds from issuance of common stock, net of issuance expense	50	-
Proceeds from common stock subscriptions	500	-
Net Cash Provided by Financing Activities	490	(55)

Net Increase (Decrease) in Cash	25	(55)
Cash at Beginning of Period	154	93
Cash at End of Period	179	38

Supplemental disclosure of cash flow information
Cash paid for interest	-	334

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	-	27
Common stock issued for settlement of stock-based liabilities	464	155

Common stock issued for settlement of common stock subscribed	100	400

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

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned) and Next Mobile 360, Inc. (100 % owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal, a subsidiary formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom, Inc, and in January 30, 2019 it rescinded the acquisition.

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

On December 6, 2017, the Company completed the formation of SDI NEXT Distribution LLC in which it owns 51% of the membership interests. The remainder of the membership interests is owned by Fisk Holdings, LLC. The Company acts as the Managing Member of SDI NEXT Distribution LLC. Under the Operating Agreement, the Company will contribute a total of $500. Fisk Holdings, LLC will contribute 30,000 active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general-purpose reloadable cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products.

On October 23, 2017, the Company, completed the acquisition of Limecom, Inc. (“Limecom”), Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company (“LLC”) on November 21, 2014 and known as Limecom LLC. On September 29, 2015, Limecom converted to a Florida C-Corporation. The Acquisition was completed for total consideration of $3,927,000 which included an issuance of 172,683 shares of common stock, which were valued at $1,295,000 as of the acquisition date.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Pro forma results

The following are unaudited pro forma financial information for the period ended March 31, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the acquisition described above, as if the acquisitions had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

Period Ended
March 31,
2018
Revenues	$411
Net Income before controlling Interest	1,534
Net Income	1,541
Basic net income earnings per common share	1.31
Diluted net income earnings per common share	$1.21

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2019, the Company had approximately $179 in cash and cash equivalents, approximately $5,237 in negative working capital, a stockholders’ deficiency of approximately $5,265 and an accumulated deficit of approximately $18,390. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2019. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 15, 2019 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and other financial instruments.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended March 31, 2019:

Deferred Revenue
Balance at December 31, 2018	$583
Change in deferred revenue	(31)
Balance at March 31, 2019	$552

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $654 as of March 31, 2019, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	55	-	-	55
Total assets	55	-	-	55

Liabilities:
Stock based liabilities	71	-	-	71
Long term derivative value	34	-	-	34
Total liabilities	105	-	-	105

	Balance as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	79	-	-	79
Total assets	79	-	-	79

Liabilities:
Stock based liabilities	225	-	-	225
Long term derivative value	33	-	-	33
Total liabilities	258	-	-	258

A summary of the changes in derivative liabilities balance for the three months ended March 31, 2019 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2018	33
Change in fair value	1
Balance, March 31, 2019	34

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	March 31, 2019	December 31, 2018
Common stock price	2.09	3
Expected volatility	264%	233%
Expected term (in years)	1.01	1.26
Risk free rate	2.56%	2.81%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended March 31, 2019:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2018	162,044	$16.09
Granted	-	-
Forfeited	-	-
Outstanding, March 31, 2019	162,044	$16.09

The following table discloses information regarding outstanding and exercisable options at March 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	1.0	25,000	$54.00
21.00	47,044	21.00	1.24	47,044	21.00
3.00	90,000	3.00	4.46	30,000	3.00
	162,044	$16.09	2.48	102,044	$23.79

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the common stock activity for the three months ended March 31, 2019:

Summary of common stock activity for the nine months ended September 30, 2018	Outstanding shares
Balance, December 31, 2018	1,588,942
Shares issued for common stock subscriptions	33,334
Shares issued due to the recession of Limecom acquisition	125,243
Shares issued as settlement of debt	309,497
Balance, March 31, 2019	2,057,016

On January 7, 2019, the Company issued 16,667 shares of its common stock pursuant to a Securities Purchase Agreement which it entered on September 21, 2018. The fair market value of the shares at the subscription date was $50.

On January 7, 2019, the Company received $50 under a private placement of equity and issued 16,667 shares of its common stock and warrants to purchase up to 16,667 shares of its common stock at an exercise price equal to $3.25 per share under a private placement of securities closed on December 13, 2018.

On January 29, 2019, the Company issued 125,243 shares of the Company to Heritage and its officers under the agreement to rescind the Company’s option to sell the stock in Limecom back to Heritage.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the nine months ended March 31, 2019 and year ended December 31, 2018. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which the Company’s Chief Executive Officer holds a controlling equity interest and an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may be compelled to repay the amounts due. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600 to a specific creditor in consideration for the forgiveness of the balance of the payable balance.

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

Related party balances at March 31, 2019 and December 31, 2018 consisted of the following:

Due from related parties

	March 31, 2019	December 31, 2018
(a) Glocal Card Services	36	36
Total Due from related parties	36	36

Related party payables, net of discounts

	March 31, 2019	December 31, 2018
(b) Due to Next Communications, Inc. (current)	$2,912	$2,972
(c) Due to Asiya Communications SAPI de C.V. (current)	26	26
(d) Michael De Prado (current)	-	100
(e) Orlando Taddeo	-	2,613
(f) Next Cala 360 (current)	14	14
Total Due from related parties	$2,952	$5,725

(a)	Glocal Card Services is the Company’s partner in the Glocal Joint Venture

(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600 until April 29, 2019 to a specific creditor in consideration for the forgiveness of the balance of the payable balance. On March 5, 2019, Cuentas paid $50 to the trust account of the specific creditor.

(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which the Company’s Chief Executive Officer holds a substantial interest and is involved in active management.

(d)	Michael De Prado is the Company’s President. On February 28, 2019, the Company issued 66,402 shares of its common stock to a settle this debt.

(e)	Amount due to Orlando Taddeo from the acquisition of Limecom.

(f)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

During the three months period ended March 2019, the Company recorded interest expense of $58, using an interest rate equal to that on the outstanding convertible notes payable as imputed interest on the related party payable due to Next Communications. During the year ended December 31, 2018, the Company recorded interest expense of $237 using an interest rate equal to that on the outstanding convertible notes as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Revenues (Related Party)

The Company generated revenues from related parties of $0 and $2,248 during the three months ended March 31, 2019 and 2018 as itemized below:

	For the Three Months Ended March 31,
	2019	2018
Next Communications, Inc.	-	1,124
Asiya Communications SAPI de C.V.	-	1,124
Total	-	2,248

NOTE 6 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the three months ended March 31, 2019. The Company generated approximately 57% of its revenues for the three months ended March 31, 2018 from four separate customers.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500 and an additional 1% when it reaches $750. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent fee as of March 31, 2019.

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has no accrual related to this complaint as of March 31, 2019 given the premature nature of the motion.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of March 31, 2019, related to the complaint given the early nature of the process.

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15 but the total amount was not specified. The Company was served on Dec. 7, 2018 with a complaint alleging damages including unspecified damages for product, advertising and other expenses in addition to $50 paid to Defendants. The Company has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by former company CFO, Michael Naparstek claiming breach of contract for 1,666,666 shares (pre-split), $25 of compensation and $9 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade county. The Company has taken steps to defend itself vigorously in this case.

On November 7, 2018, the Company was served with a complaint by a service provider claiming Breach of Contract for $29.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its former subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of March 31, 2019, related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

The Company executed a lease for office space effective July 10, 2018 with a term to October 31, 2018. The lease requires monthly rental payments of $5. Total future guaranteed payments under this lease are $5.

NOTE 8 – SUBSEQUENT EVENTS

On or about April 11, 2019 has settled a complaint for a breach of contract in the amount of $29 in consideration of $5.

On April 17, 2019, the Company signed a Settlement Agreement with Comdata, Inc. d/b/a Stored Value Solutions (“SVS”) whereby Cuentas will pay a total of $38 over a period of 7 months, starting July 1, 2019. Only in the event that the Company will default by failing to make timely payments, SVS may file in Kentucky for the judgment of $70.

On April 30, 2019, Cuentas received a Notice of Default (the “Notice”) from Genovese Joblove Battista contending that a $550 Payment was in default due to the non-payment ordered by the United States Bankruptcy Court Southern District of Florida Miami Division and the potential reinstatement of a $1,678 Final Judgment in favor of 100 NWT if not cured by May 11, 2019. On May 10, 2019, the Company paid $550 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

On May 1, 2019, the Company received a Notice of Demand for Arbitration from Secure IP Telecom, Inc. who supposedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom, Inc. and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (VoIP) in March 2019 demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. The Company will vigorously defend its position to be removed as a named Party in this Notice of Demand due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

On May 10, 2019 the Company signed an Amendment to the Binding Term Sheet with Optima whereas Optima will make an additional deposit of $550 to the Company and whereas that additional deposit will be provided to the Company in the form of a Convertible Note as discussed in the Binding Term Sheet. It was also agreed that Optima will provide an additional amount of $1,450 to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
05/28/2019	$200
08/28/2019	$500
11/28/2019	$500
02/28/2020	$250

All the other terms and conditions of the Binding Term Sheet, will remain in full force and effect.

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

Limecom

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

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of approximately $2,912,000 and approximately $2,972,000 due to Next Communications, Inc. as of March 31, 2019 and December 31, 2018. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the payable to Next Communications, Inc. On March 10, 2019, the Company paid $50,000 to the trust account of the specific creditor per the order and on May 10, 2019, the Company paid $550,000 to the same trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

Entrance into Non-Binding Letter of Intent with Facio

On March 14, 2019, The Company has entered into a Letter of Intent with Facio Ltd, an Israeli FinTech company that has developed innovative artificial intelligence and big data technologies to deliver digital banking services autonomously, without human intervention. This agreement, if consummated and implemented, will enable the Cuentas GPR Card users to purchase popular digital content, products and services at a discounted price within an advanced and personalized mobile app experience which combines traditional banking services with new innovative services. The Company will enable its Cuentas GPR Card users to use Facio’s innovative point of sale directly from their mobile phone using Facio’s Tap-to-pay NFC or QR technology. However, the Company cautions its shareholders and others considering trading its securities that, due to the nature of the Letter neither the Company or Facio Ltd. are obligated to consummate and implement the above transaction.

Results of operations for the three months ended March 31, 2019 and 2018

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Three Months Ended March 31,
	2019	2018

Revenue from sales	302	17,750
Revenue, sales to related parties	-	2,248
Total revenue	302	19,998

Revenues during the three months ended March 31, 2019 totaled $302,000 compared to $19,998,000 for the three months ended March 31, 2018. The decrease in the total Revenue is mainly due to the recession of the Limecom acquisition which was consolidated for the full three months ended March 31, 2018 and not consolidated in the three months ended March 31, 2019. The Company no longer owns Limecom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended March 31, 2019 totaled $237,000 compared to $19,258,000 for the three months ended March 31, 2018. The decrease in the total Cost of Revenue is mainly due to the recession of the Limecom acquisition which was consolidated for the full three months ended March 31, 2018 and not consolidated in the three months ended March 31, 2019. Limecom contributed a total of $18,959 of costs of revenues during the three months ended March 31, 2018. The Company no longer owns Limecom as of January 2019.

Operating Expenses

Operating expenses totaled $490,000 during the three months ended March 31, 2019 compared to $871,000 during the three months ended March 31, 2018 representing a net decrease of $381,000. The decrease in the operating expenses is mainly due to the recession of the Limecom acquisition which was consolidated for the full three months ended March 31, 2018 and not consolidated in the three months ended March 31, 2019. The Company no longer owns Limecom as of January 2019.

Other Income

The Company recognized other income of $105,000 during the three months ended March 31, 2019 compared to an income $1,647,000 during the three months ended March 31, 2018. The net change from the prior period is mainly due to the change in the gain recognized on the fair value measurement of our derivative and stock-based liabilities. Loss from Change in Fair Value of stock-based liabilities for the three-month period ended March 31, 2019 was $54,000 as compared to a gain of $1,563,000 for the three-month period ended March 31, 2018. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $320,000 for the three-month period ended March 31, 2019, as compared to a net income of $1,524 for the three-month period ended March 31, 2018.

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

As of March 31, 2019, we had cash and cash equivalents of $179,000 as compared to $154,000 as of December 31, 2018. As of March 31, 2019, we had a working capital deficit of $5,237,000 thousand, as compared to a deficit of $7,548,000 as of December 31, 2018. The decrease in our working capital deficit was mainly attributable to the decrease of $1,740,000 in our accounts payable, $2,120,000 in our other accounts payables and $1,967,000 in short term related parties payables, which was mitigated by a decrease of $3,667,000 in our trade account receivables.

Net cash used in operating activities was $465,000 for the three-month period ended March 31, 2019, as compared to cash from operating activities of $14,000 for the three-month period ended March 31, 2018. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash used in investing activities was $0 for the three-month period ended March 31, 2019, as compared to $14,000 for the three-month period ended March 31, 2018.

Net cash provided by financing activities was approximately $490,000 for the three-month period ended March 31, 2019, as compared to net cash used for financing activities of approximately $55,000 for the three-month period ended March 31, 2018. We have principally financed our operations in 2019 through the sale of our common stock and the issuance of debt.

We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule. There was $2,912,000 and $2,972,000 due to Next Communications, Inc as of March 31, 2019 and December 31, 2018, respectively.

As discussed in an 8-K filed with the SEC on February 5, 2019, On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600,000 to a specific creditor (100 NWT) in consideration from forgiveness of the balance of the payable balance was not paid in the first quarter of 2019. Our financial statements have been prepared assuming that the Company will continue as a going concern.

On or about March 5, 2019, Cuentas and Next Communication Inc. paid $100,000 to the trust account of Genovese Joblove Battista, counsel for 100 NWT. Unfortunately, Cuentas was financially unable to make the $550,000 payment and was planning on making payments according to a payment plan previously approved by the court, but by omission, was not included in the final motions.

On April 30, 2019, Cuentas received a Notice of Default (the “Notice”) from Genovese Joblove Battista, a creditor of Next Communication Inc., contending that a $550,000 Payment was in default due to the non-payment ordered by the United States Bankruptcy Court Southern District of Florida Miami Division and the potential reinstatement of approximately $1,678,000 Final Judgment in favor of 100 NWT if not cured by May 11, 2019. On May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

Our liquidity needs are principally for the funding of our operations and the development and the launch of the Cuentas GPR Card. Based on the foregoing, On February 28, 2019, The Company signed a Binding Term Sheet with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500,000 over one year and received the first deposit of $500,000 on the same date. Under the Binding Term Sheet, it was agreed that the initial invested amount of $500,000 will in consideration of 166,667 shares of Common Stock of the Company. It was also agreed that Optima may purchase a Convertible Note in the amount of $2,000,000, which may be funded on a quarterly basis. The term of the Convertible Note shall be three years and it may be converted with a discount of 25% on the share price at date of conversion, but in any case, not less than $3 per share. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of this Binding Term Sheet.

Despite the Capital raise that we have conducted and the above conditions and raise substantial doubt about our ability to continue as a going concern. Although we anticipate that cash resources will be available to the Company through its current operations, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still striving to increase our sales, attain profitability and raise additional funds for future operations and any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

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

Off-Balance Sheet Arrangements

As at March 31, 2019, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

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

Recently adopted accounting pronouncements

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2018 are applied consistently in these financial statements.

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

Lack of appropriate oversight of third-party service providers,

Lack of appropriate segregation of duties,

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2019. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). On April 17, 2019, the Company entered into a Settlement Agreement with Comdata, Inc. d/b/a Stored Value Solutions (“SVS”) whereby the Company will pay a total of $37,500 over 7 months, starting July 1, 2019. Only in the event that the Company defaults by failing to make timely payments, SVS may file in Kentucky for the judgment of $69,847.23.

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $528,000 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of March 31, 2019 or December 31, 2018 given the premature nature of the motion.

On October 23, 2018, Cuentas was served by Telco Cuba Inc. for an amount in excess of $15,000 but the total amount was not specified. The Company was served on Dec. 7, 2018 with a complaint alleging damages including unspecified damages for product, advertising and other expenses in addition to $50,000 paid to Defendants. Cuentas has hired an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by former company CFO, Michael Naparstek claiming breach of contract for 1,666,666 shares (pre-split), $25,554 of compensation and $8,823 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade county. Cuentas has hired an attorney and has taken steps to defend itself vigorously in this case.

On November 7, 2018, the Company was served with a complaint by a service provider claiming Breach of Contract for $29,000. On April 11, 2019 the Company has Settled this complaint in consideration of $5,000.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50,000. The Company has no accrual as of March 31, 2019 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

On January 29, 2019, the Company was served with a complaint by J. P. Carey Enterprises, Inc., (JP Carey) claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. The Company has hired an attorney and feels these claims are frivolous and is defending the situation vigorously.

On May 1, 2019, the Company received a Notice of Demand for Arbitration from Secure IP Telecom, Inc. who supposedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom, Inc. and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (VoIP) in March 2019 demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. The Company will vigorously defend its position to be removed as a named Party in this Notice of Demand due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

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

On February 28, 2019, The Company signed a Binding Term Sheet with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500,000 over one year and received the first deposit of $500,000 on the same date. Under the Binding Term Sheet, it was agreed that the initial invested amount of $500,000 will in consideration of 166,667 shares of Common Stock of the Company. These shares will be issued in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. It was also agreed that Optima may purchase a Convertible Note in the amount of $2,000,000, which may be funded on a quarterly basis. The term of the Convertible Note shall be three years and it may be converted with a discount of 25% on the share price at date of conversion, but in any case, not less than $3 per share. Optima will additionally get rights to vote some of the Series B Preferred. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of this Binding Term Sheet. On May 10, 2019 the Company signed an Amendment to the Binding Term Sheet with Optima Where Optima will make an additional deposit of $550,000 to the Company and that additional deposit will be provided to the Company in the form of a Convertible Note as discussed above. It was also agreed that Optima will provide an additional amount of $1.45M to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
05/28/2019	$200,000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Binding Term Sheet, will remain in full force and effect.

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a motion whereby the Debtor, Next Communications, Inc. (an affiliate controlled and/or owned by Arik Mimoun, the Company ‘s CEO) in Case No 16-26776-RAM would be able to settle a claim by 100 NWT Fee Owner n/k/a 100 NWT Fee Owner LP (100 NWT) for $650,000. It also approved a motion whereby the Company would be able to eliminate its debt of approximately $3 Million to Next Communications, Inc. by funding a payment of $600,000 to 100 NWT. On or about March 5, 2019, Cuentas and Next Communication Inc. paid $100,000 to the trust account of Genovese Joblove Battista, counsel for 100 NWT.

On April 30, 2019, The Company received a Notice of Default (the “Notice”) from Genovese Joblove Battista, a creditor of Next Communication Inc., contending that a $550,000 Payment was in default due to the non-payment ordered by the United States Bankruptcy Court Southern District of Florida Miami Division and the potential reinstatement of a $1,678 Final Judgment in favor of 100 NWT if not cured by May 11, 2019. On May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

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

Cuentas, Inc.
(Registrant)

Date: May 14, 2019	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer