Form 10-Q
period 2019-06-30
Cuentas Inc.
filed 2019-08-07
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX MONTH PERIOD ENDED: JUNE 30, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 7, 2019, the issuer had 2,677,993 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF june 30, 2019

TABLE OF CONTENTS

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018	2

Statements of Operations and Comprehensive Income (Loss) for the six and three-months ended June 30, 2019 and 2018 (Unaudited)	3

Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-16

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	60	154
Marketable securities	48	79
Trade account receivables	7	3,673
Other current assets	129	127
Total current assets	244	4,033

Property and Equipment, net	5	13
Intangible assets	-	1,924
Total assets	249	5,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,395	3,184
Other accounts liabilities	612	2,560
Deferred revenue	524	583
Notes and Loan payable	107	110
Derivative liabilities – Short term	8	-
Related parties’ payables	25	4,919
Stock based liabilities	127	225
Total current liabilities	2,798	11,581

Related party payables – Long term	-	806
Derivative liabilities – long term	-	33
TOTAL LIABILITIES	2,798	12,420

STOCKHOLDERS’ DEFICIENCY
Common stock subscribed	1,250	100
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 2,122,994 and 1,588,942 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid in capital	13,339	12,160
Accumulated deficit	(16,525)	(18,070)
Total Cuestas Inc. stockholders’ deficit	(1,924)	(5,798)

Non-controlling interest in subsidiaries	(625)	(652)
Total stockholders’ deficit	(2,549)	(6,450)
Total liabilities and stockholders’ deficit	249	5,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018

REVENUE	564	40,908	262	20,909

COST OF REVENUE	467	39,915	230	20,655

GROSS PROFIT	97	993	32	254

OPERATING EXPENSES

General and administrative	1,000	1,698	510	828
TOTAL OPERATING EXPENSES	1,000	1,698	510	828

OPERATING LOSS	(903)	(705)	(478)	(574)

OTHER INCOME (EXPENSE)
Other income (expense)	2,539	(95)	2,319	(70)
Interest expense	(69)	(748)	(9)	(347)
Gain (loss) on derivative liability	25	427	26	15
Gain from Change in extinguishment of debt	-	99	-	-
Gain from Change in fair value of stock-based liabilities	(20)	1,559	34	(3)
TOTAL OTHER INCOME (EXPENSE)	2,475	1,242	2,370	(405)

NET INCOME (LOSS) BEFORE CONTROLLING INTEREST	1,572	537	1,892	(979)

NET INCOME ATTRIBUTILE TO NON-CONTROLLING INTEREST	(27)	17	(27)	10
NET LOSS ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	1,545	554	1,865	(969)

Net income (loss) per basic share	0.80	0.47	0.91	(0.81)
Net income (loss) per diluted share	0.66	0.43	0.74	(0.81)

Weighted average number of basic common shares outstanding	1,938,005	1,183,555	2,058,110	1,191,972
Weighted average number of diluted common shares outstanding	2,351,507	1,287,382	2,516,405	1,191,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net Income before non-controlling interest	1,572	537
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	211	44
Imputed interest	67	120
Loss (gain) on extinguishment of debt	-	(99)
Loss on fair value of marketable securities	31	70
Interest and Debt discount amortization	(3)	72
Gain on derivative fair value adjustment	(25)	(428)
License fee amortization		35
Gain from Change in on fair value of stock-based liabilities	20	(1,559)
Depreciation and amortization expense	1	216
Changes in Operating Assets and Liabilities:
Accounts receivable	11	2,640
Other receivables	(23)	83
Accounts payable	(347)	(1,754)
Other Accounts payable	137	-
Related parties, net	(2,377)
Deferred revenue	(59)	(74)
Net Cash Used by Operating Activities	(784)	(97)

Cash Flows from Investing Activities:
Proceeds from the recession of the Limecom shares – net of cash divested	-	-
Purchase of equipment	-	(11)
Net Cash Provided by Investing Activities	-	(11)

Cash Flows from Financing Activities:
Repayments of loans	-	1
Proceeds from (Payments to) related party	(610)	40
Repayments of loan and convertible notes	-	(12)
Proceeds from issuance of common stock, net of issuance expense	50	-
Proceeds from common stock subscriptions	1,250	-
Net Cash Provided by Financing Activities	690	29

Net Increase (Decrease) in Cash	(94)	(79)
Cash at Beginning of Period	154	93
Cash at End of Period	60	14

Supplemental disclosure of cash flow information
Cash paid for interest	-	586

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	-	27
Common stock issued for settlement of stock-based liabilities	464	155

Common stock issued for settlement of common stock subscribed	100	400

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

On October 23, 2017, the Company, completed the acquisition of Limecom, Inc. (“Limecom”), Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company (“LLC”) on November 21, 2014 and known as Limecom LLC. On September 29, 2015, Limecom converted to a Florida C-Corporation. The Acquisition was completed for total consideration of $3,927 which included an issuance of 172,683 shares of common stock, which were valued at $1,295 as of the acquisition date.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Pro forma results

The following are unaudited pro forma financial information for the 6 months period ended June 30, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the acquisition described above, as if the acquisitions had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

6 Months Ended
June 30,
2018
Revenues	$733
Net Income before controlling Interest	931
Net Income	948
Basic net income earnings per common share	0.80
Diluted net income earnings per common share	$0.74

The following are unaudited pro forma financial information for the 3 months period ended June 30, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the acquisition described above, as if the acquisitions had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

3 Months Ended
June 30,
2018
Revenues	$322
Net Income before controlling Interest	(600)
Net Income	(593)
Basic and diluted net income earnings per common share	(0.50)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2019, the Company had approximately $60 in cash and cash equivalents, approximately $2,554 in negative working capital, a stockholders’ deficiency of approximately $2,549 and an accumulated deficit of approximately $16,525. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2019. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the six months ended June 30, 2019:

Deferred Revenue
Balance at December 31, 2018	$583
Change in deferred revenue	(59)
Balance at June 30, 2019	$524

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $524 as of June 30, 2019, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	48	-	-	48
Total assets	48	-	-	48

Liabilities:
Stock based liabilities	127	-	-	127
Short term derivative value	8	-	-	8
Total liabilities	135	-	-	135

	Balance as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	79	-	-	79
Total assets	79	-	-	79

Liabilities:
Stock based liabilities	225	-	-	225
Long term derivative value	33	-	-	33
Total liabilities	258	-	-	258

A summary of the changes in derivative liabilities balance for the six months ended June 30, 2019 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2018	33
Change in fair value	(25)
Balance, June 30, 2019	8

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	June 30, 2019	December 31, 2018
Common stock price	1.23	3
Expected volatility	281%	233%
Expected term (in years)	0.85	1.26
Risk free rate	1.92%	2.81%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended June 30, 2019:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2018	162,044	$16.09
Granted	50,000	2.09
Forfeited	-	-
Outstanding, June 30, 2019	212,044	$12.79

The following table discloses information regarding outstanding and exercisable options at June 30, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	0.75	25,000	$54.00
21.00	47,044	21.00	0.99	47,044	21.00
3.00	90,000	3.00	2.21	30,000	3.00
7.28	50,000	2.09	2.742	16,667	2.09
	212,044	$12.79	1.89	118,710	$20.75

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the common stock activity for the six months ended June 30, 2019:

Summary of common stock activity for the nine months ended June 30, 2019	Outstanding shares
Balance, December 31, 2018	1,588,942
Shares issued for common stock subscriptions	99,312
Shares issued due to the recession of Limecom acquisition	125,243
Shares issued as settlement of debt	309,497
Balance, June 30, 2019	2,122,994

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

On February 28, 2019, The Company signed a Binding Term Sheet with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500 over one year and received $500 on the same date. Under the Binding Term Sheet, it was agreed that the initial invested amount of $500 will in consideration of 166,667 shares of Common Stock of the Company. These shares will be issued in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. It was also agreed that Optima may purchase a Convertible Note in the amount of $2,000 which may be funded on a quarterly basis. The term of the Convertible Note shall be three years and it may be converted with a discount of 25% on the share price at date of conversion, but in any case, not less than $3 per share. Optima will additionally get rights to vote some of the Series B Preferred. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of this Binding Term Sheet.

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

All the other terms and conditions of the Binding Term Sheet, will remain in full force and effect. On May 11, 2019 Optima made an additional deposit of $550.

On May 28, 2019 Optima made an additional deposit of $200.

On June 18, 2019, the Company issued 65,978 shares of its common stock to a private investor pursuant to a Securities Purchase Agreement which it entered on October 25, 2018. Under that particular Securities Purchase Agreement , the Company has to issue additional shares of Common Stock to the private investor in an amount sufficient such that, when sold and the net proceeds thereof are added to the net proceeds from the sale of any of the previously issued and sold Shares, the private investor shall have received total net funds equal to $3.60 per Share.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the six months ended June 30, 2019 and year ended December 31, 2018. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which the Company’s Chief Executive Officer holds a controlling equity interest and an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may be compelled to repay the amounts due. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600 to a specific creditor in consideration for the forgiveness of the balance of the payable balance. On March 5, 2019, Cuentas paid $50 to the trust account of the specific creditor and on May 10, 2019, the Company paid $550 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

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

Related party balances at June 30, 2019 and December 31, 2018 consisted of the following:

Due from related parties

	June 30, 2019	December 31, 2018
(a) Glocal Card Services	36	36
Total Due from related parties	36	36

Related party payables, net of discounts

	June 30, 2019	December 31, 2018
(b) Due to Next Communications, Inc. (current)	$-	$2,972
(c) Due to Asiya Communications SAPI de C.V. (current)	12	26
(d) Michael De Prado (current)	-	100
(e) Orlando Taddeo	-	2,613
(f) Next Cala 360 (current)	13	14
Total Due from related parties	$25	$5,725

(a)	Glocal Card Services is the Company’s partner in the Glocal Joint Venture

(b)	Next Communication, Inc. is a corporation in which our Chief Executive Officer holds a controlling interest and serves as the Chief Executive Officer. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600 until April 29, 2019 to a specific creditor in consideration for the forgiveness of the balance of the payable balance. On March 5, 2019, Cuentas paid $50 to the trust account of the specific creditor. On April 30, 2019, Cuentas received a Notice of Default (the “Notice”) from Genovese Joblove Battista contending that a $550 Payment was in default due to the non-payment ordered by the United States Bankruptcy Court Southern District of Florida Miami Division and the potential reinstatement of a $1,678 Final Judgment in favor of 100 NWT if not cured by May 11, 2019. On May 10, 2019, the Company paid $550 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which the Company’s Chief Executive Officer holds a substantial interest and is involved in active management.

(d)	Michael De Prado is the Company’s President. On February 28, 2019, the Company issued 66,402 shares of its common stock to a settle this debt.

(e)	Amount due to Orlando Taddeo from the acquisition of Limecom.

(f)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

During the six months period ended June 2019, the Company recorded interest expense of $67, using an interest rate equal to that on the outstanding convertible notes payable as imputed interest on the related party payable due to Next Communications. During the year ended December 31, 2018, the Company recorded interest expense of $237 using an interest rate equal to that on the outstanding convertible notes as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Revenues (Related Party)

The Company generated revenues from related parties of $0 and $11,189 during the six months ended June 30, 2019 and 2018 as itemized below:

	For the Six Months Ended June 30,
	2019	2018
Next Communications, Inc.	-	5,813
Asiya Communications SAPI de C.V.	-	5,376
Total	-	11,189

The Company generated revenues from related parties of $0 and $8,941 during the three months ended June 30, 2019 and 2018 as itemized below:

	For the Three Months Ended June 30,
	2019	2018
Next Communications, Inc.	-	4,688
Asiya Communications SAPI de C.V.	-	4,253
Total	-	8,941

NOTE 6 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the six and three months ended June 30, 2019. The Company generated approximately 51% of its revenues for the six months ended June, 2018 from three separate customers and 78% of its revenues for the three months ended June, 2018 from three separate customers

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500 and an additional 1% when it reaches $750. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at present and the Company has not accrued a contingent fee as of June 30, 2019.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has no accrual related to this complaint as of June 30, 2019 given the premature nature of the motion.

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

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of June 30, 2019, related to the complaint given the early nature of the process.

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

On November 7, 2018, the Company was served with a complaint by a service provider claiming Breach of Contract for $29. The Company settled this complaint in consideration of $5.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its former subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of June 30, 2019, related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 8 – SUBSEQUENT EVENTS

On July 30, 2019 Optima assigned its rights under the Binding Term Sheet to Dinar Zuz LLC. On the same date, the Company and Dinar Zuz LLC executed a Subscription Agreement with the same terms as reflected in the Binding Term Sheet and its First Amendment. Under the Subscription Agreement Dinar Zuz LLC made an additional deposit of $250 and agreed to provide an additional amount of $1,000 to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
10/26/2019	$500
01/26/2020	$500

On August 2, 2019, Dinar Zuz LLC converted the outstanding note with the Company in the amount of $1,000 at a conversion rate of $3 per share. On August 5, 2019, the Company issued 500,000 shares of its common stock pursuant to a Securities Purchase Agreement which it entered on July 30, 2019.

On August 5, 2019, the Company issued 55,000 shares of its common stock pursuant to a Service Agreements which it entered. The fair market value of the shares at the issuance date was $50.

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

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of approximately $0 and approximately $2,972,000 due to Next Communications, Inc. as of June 30, 2019 and December 31, 2018. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida Miami Division approved a Plan of Reorganization for Next Communications, Inc., whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the payable to Next Communications, Inc. On March 10, 2019, the Company paid $50,000 to the trust account of the specific creditor per the order and on May 10, 2019, the Company paid $550,000 to the same trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

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

Entrance into a Term Sheet with Cima Telecom Inc. (“Cima”)

On May 16, 2019, the Company entered into a Term Sheet outlining its License for Cima’s Knetik and Auris technology platforms. Collectively, the platforms would provide the back-end software for the Cuentas General Purpose Card and compatibility via APIs with 3rd party software and the mobile app. Under the Term Sheet, Cima Group would receive a 1-time licensing fee in consideration of $8,000,000 is a form of a convertible note that may be converted into up to 25% of the total shares of the Company on a fully diluted basis within two years from the closing of the transaction. Cima will grant the Company a world-wide, perpetual, non-sublicensable license (the “License”) to utilize the Auris and Knetic platforms and intellectual properties included in such platforms for the Financial Technology (“FINTECH”) worldwide vertical markets. (the “Platforms”). The License to be granted shall be exclusive for use within the FINTECH space, which for purposes of the License shall be defined as “connecting banking and prepaid card usage”. In addition, the Company shall have the right to grant its customers, and its customers’ end-users, access to the services provided by the Platforms.

Entrance into a Prepaid Card Program Management Agreement (PCPMA) with Sutton Bank (“Sutton”)

On June 27, 2019, Cuentas, Inc. entered into a Prepaid Card Program Management Agreement (PCPMA) with Sutton Bank (“Sutton”), an Ohio chartered bank Corporation. The PCPMA establishes that Sutton Bank operates a prepaid card service and is an approved issuer of prepaid cards on the Discover, Mastercard, and Visa Networks and provides services in connection with Card Transactions processed on one or more Networks. The PCPMA designates Cuentas to become Manager of the “Cuentas Mastercard Prepaid Card” Management Program, a General Purpose Reload (GPR) debit card program, subject to the terms and conditions of the PCPMA.

Entrance into a Prepaid Services Agreement (PSA) with Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a five (5) years Processing Services Agreement with Incomm, a leading payments technology company, to power and expand the Cuentas General Purpose Reload (“GPR”) card network. Per the PSA, InComm, through its VanillaDirect network, will act as prepaid card processor and expand the Cuentas GPR Card network. VanillaDirect is currently available at major retailers such as: Walmart, Seven Eleven, Walgreens, CVS Pharmacy, Rite Aid and many more. In addition, the Company will implement the VanillaDirect cash reload services into its 31,600 U.S. locations under SDI NEXT Distribution LLC.

The Cuentas General Purpose Reload (“GPR”) card is intended to be launched during the third quarter of 2019, provides comprehensive solution for the approximately twenty million unbanked community in the United States, uniquely enabling access to the U.S. financial system to those without the necessary documented to bank with the traditional financial institutions in the U.S. The Cuentas General Purpose Reload (“GPR”) will provide an FDIC insured bank account and electronic wallet. The Cuentas FDIC insured bank account will embed with functionality such as: international remittance, bill pay, ATM, direct deposit, cash reload and mobile banking capabilities. The Cuentas’ electronic Wallet will have unique features such as, Digital Content, Gaming, Internet Shopping, Tolling and Public Transportation, Food & Restaurants as well as Mobile Topups.

Results of operations for the three months ended June 30, 2019 and 2018

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Three Months Ended June 30,
	2019	2018

Revenue from sales	262,000	11,968,000
Revenue, sales to related parties	-	8,941,000
Total revenue	262,000	20,909,000

Revenues during the three months ended June 30, 2019 totaled $262,000 compared to $20,909,000 for the three months ended June 30, 2018. The decrease in the total Revenue is mainly due to the recession of the Limecom acquisition which was consolidated for the full three months ended June 30, 2018 and not consolidated in the three months ended June 30, 2019. The Company no longer owns Limecom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale. Cost of revenues during the three months ended June 30, 2019 totaled $ 230,000 compared to $20,655,000 for the three months ended June 30, 2018. The decrease in the total Cost of Revenue is mainly due to the recession of the Limecom acquisition which was consolidated for the full three months ended June 30, 2018 and not consolidated in the three months ended June 30, 2019. The Company no longer owns Limecom as of January 2019.

Operating Expenses

Operating expenses totaled $510,000 during the three months ended June 30, 2019 compared to $828,000 during the three months ended June 30, 2018 representing a net decrease of $318,000. The decrease in the operating expenses is mainly due to the recession of the Limecom acquisition which was consolidated for the full three months ended June 30, 2018 and not consolidated in the three months ended June 30, 2019. The Company no longer owns Limecom as of January 2019.

Other Income

The Company recognized other income of $2,370,000 during the three months ended June 30, 2019 compared to an expense $405,000 during the three months ended June 30, 2018. The net change from the prior period is mainly due to other income in the amount of $2,362,000 from the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000.

Net Income (Loss)

Due to the above, we incurred a net income of $1,865,000 for the three-month period ended June 30, 2019, as compared to a net loss of $969,000 for the three-month period ended June 30, 2018.

Pro forma results

The following are unaudited pro forma financial information for the 3 months period ended June 30, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the acquisition described above, as if the acquisitions had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

3 Months Ended
June 30,
2018
Revenues	$322,000
Net Income before controlling Interest	(600,000)
Net Income	(593,000)

Results of operations for the six months ended June 30, 2019 and 2018

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Six Months Ended June 30,
	2019	2018

Revenue from sales	564,000	29,719,000
Revenue, sales to related parties	-	11,189,000
Total revenue	564,000	40,908,000

Revenues during the six months ended June 30, 2019 totaled $564,000 compared to $40,908,000 for the six months ended June 30, 2018. The decrease in the total Revenue is mainly due to the recession of the Limecom acquisition which was consolidated for the full Six months ended June 30, 2018 and not consolidated in the Six months ended June 30, 2019. The Company no longer owns Limecom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale. Cost of revenues during the Six months ended June 30, 2019 totaled $467,000 compared to $39,915,000 for the six months ended June 30, 2018. The decrease in the total Cost of Revenue is mainly due to the recession of the Limecom acquisition which was consolidated for the full Six months ended June 30, 2018 and not consolidated in the six months ended June 30, 2019. The Company no longer owns Limecom as of January 2019.

Operating Expenses

Operating expenses totaled $1,000,000 during the Six months ended June 30, 2019 compared to $1,698,000 during the Six months ended June 30, 2018 representing a net decrease of $698,000. The decrease in the operating expenses is mainly due to the recession of the Limecom acquisition which was consolidated for the full Six months ended June 30, 2018 and not consolidated in the Six months ended June 30, 2019. The Company no longer owns Limecom as of January 2019.

Other Income

The Company recognized other income of $2,475,000 during the six months ended June 30, 2019 compared to an income $1,242,000 during the six months ended June 30, 2018. The net change from the prior period is mainly due to other income in the amount of $2,362,000 from the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000.

Net Income (Loss)

Due to the above, we incurred a net income of $1,545,000 for the six-month period ended June 30, 2019, as compared to a net income of $554,000 for the Six-month period ended June 30, 2018.

Pro forma results

The following are unaudited pro forma financial information for the 6 months period ended June 30, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the acquisition described above, as if the acquisitions had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had these acquisitions been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

6 Months Ended
June 30,
2018
Revenues	$733,000
Net Income before controlling Interest	931,000
Net Income	948,000

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

As of June 30, 2019, we had cash and cash equivalents of $60,000 as compared to $154,000 as of December 31, 2018. As of June 30, 2019, we had a working capital deficit of $2,574,000 thousand, as compared to a deficit of $7,548,000 as of December 31, 2018. The decrease in our working capital deficit was mainly attributable to the decrease of $1,789,000 in our accounts payable, $1,948,000 in our other accounts’ payables and $4,894,000 in short term related parties’ payables, which was mitigated by a decrease of $3,666,000 in our trade account receivables.

Net cash used in operating activities was $784,000 for the six-month period ended June 30, 2019, as compared to cash used in operating activities of $97,000 for the six-month period ended June 30, 2018. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash used in investing activities was $0 for the six-month period ended June 30, 2019, as compared to $11,000 for the six-month period ended June 30, 2018.

Net cash provided by financing activities was approximately $690,000 for the six-month period ended June 30, 2019, as compared to net cash from financing activities of approximately $29,000 for six-month period ended June 30, 2018. We have principally financed our operations in 2019 through the sale of our common stock and the issuance of debt.

We have principally financed our operations through the sale of our common stock and the issuance of debt. Due to our operational losses, we relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. There was $0 and $2,972,000 due to Next Communications, Inc as of June 30, 2019 and December 31, 2018, respectively.

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

On May 10, 2019 the Company signed an Amendment to the Binding Term Sheet with Optima whereas Optima will make an additional deposit of $550,000 to the Company and whereas that additional deposit will be provided to the Company in the form of a Convertible Note as discussed in the Binding Term Sheet. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
05/28/2019	$200,000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Binding Term Sheet, will remain in full force and effect. On May 11, 2019 Optima made an additional deposit of $550,000 and on May 28, 2019 Optima made an additional deposit of $200,000.

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

Off-Balance Sheet Arrangements

As at June 30, 2019, we had no off-balance sheet arrangements of any nature.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending June 30, 2019.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2019. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $528,000 arising from the litigation listed above. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of June 30, 2019 or December 31, 2018 given the premature nature of the motion.

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

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50,000. The Company has no accrual as of June 30, 2019 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

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

All the other terms and conditions of the Binding Term Sheet, will remain in full force and effect. On May 11, 2019 the Company received a second deposit of $550,000 and on May 28, 2019 the Company received a third deposit of $200,000.

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

On May 10, 2019 the Company signed an Amendment to the Binding Term Sheet with Optima whereas Optima will make an additional deposit of $550,000 to the Company and whereas that additional deposit will be provided to the Company in the form of a Convertible Note as discussed in the Binding Term Sheet. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
05/28/2019	$200,000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Binding Term Sheet, will remain in full force and effect. On May 11, 2019 Optima made an additional deposit of $550,000.

On May 28, 2019 Optima made an additional deposit of $200,000.

On July 30, 2019 Optima assigned its rights under the Binding Term Sheet to Dinar Zuz LLC. On the same date, the Company and Dinar Zuz LLC executed a Subscription Agreement with the same terms as reflected in the Binding Term Sheet and its First Amendment. Under the Subscription Agreement Dinar Zuz LLC made an additional deposit of $250,000 and agreed to provide an additional amount of $1,000,000 to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
10/26/2019	$500,000
01/26/2020	$500,000

On June 18, 2019, the Company issued 65,978 shares of its common stock pursuant to a Securities Purchase Agreement which it entered on October 25, 2018. Under that particular Securities Purchase Agreement, the Company has to issue additional shares of Common Stock to the private investor in an amount sufficient such that, when sold and the net proceeds thereof are added to the net proceeds from the sale of any of the previously issued and sold Shares, the private investor shall have received total net funds equal to $3.60 per Share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 2, 2019, Dinar Zuz LLC converted the outstanding note with the Company in the amount of $1,000 at a conversion rate of $3 per share. On the same date the Company issued 500,000 shares of its common stock pursuant to a Securities Purchase Agreement which it entered on July 30, 2019. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 2, 2019, the Company issued 55,000 shares of its common stock pursuant to a Service Agreements which it entered. The fair market value of the shares at the issuance date was $50,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Cuentas, Inc.
(Registrant)

Date: August 7, 2019	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer