Form 10-Q
period 2019-09-30
Cuentas Inc.
filed 2019-11-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: SEPTEMBER 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-148987

CUENTAS, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3537265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 S BISCAYNE BLVD., 55TH FLOOR, MIAMI, FL 33131

(Address of principal executive offices)

800-611-3622

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2019, the issuer had 2,816,327 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2019

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2019	December 31, 2018
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	65	154
Marketable securities	10	79
Trade account receivables	-	3,673
Related parties’ receivables	102	36
Other current assets	74	91
Total current assets	251	4,033

Property and Equipment, net	5	13
Intangible assets	-	1,924
Total assets	256	5,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	1,512	3,184
Other accounts liabilities	832	2,560
Deferred revenue	485	583
Notes and Loan payable	108	110
Derivative liabilities – Short term	3	-
Related parties’ payables	19	4,919
Stock based liabilities	194	225
Total current liabilities	3,153	11,581

Related party payables – Long term	-	806
Derivative liabilities – long term	-	33
TOTAL LIABILITIES	3,153	12,420

STOCKHOLDERS’ DEFICIENCY
Common stock subscribed	-	100
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 2,781,468 and 1,588,942 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	3	2
Additional paid in capital	14,932	12,160
Accumulated deficit	(17,217)	(18,070)
Total Cuestas Inc. stockholders’ deficit	(2,272)	(5,798)

Non-controlling interest in subsidiaries	(625)	(652)
Total stockholders’ deficit	(2,897)	(6,450)
Total liabilities and stockholders’ deficit	256	5,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUE	247	20,563	811	61,472

COST OF REVENUE	150	20,458	617	60,372

GROSS PROFIT	97	105	194	1,100

OPERATING EXPENSES

General and administrative	663	1,119	1,663	2,817
TOTAL OPERATING EXPENSES	663	1,119	1,663	2,817

OPERATING LOSS	(566)	(1,014)	(1,469)	(1,717)

OTHER INCOME (EXPENSE)
Other income (expense), net	(16)	13	2,523	(82)
Interest expense	(2)	(156)	(71)	(904)
Gain (loss) on derivative liability	5	56	30	483
Gain from Change in extinguishment of debt	-	-	-	99
Gain from Change in fair value of stock-based liabilities	(113)	632	(133)	2,191
TOTAL OTHER INCOME (EXPENSE)	(126)	545	2,349	1,787

NET INCOME (LOSS) BEFORE CONTROLLING INTEREST	(692)	(469)	880	70

NET INCOME ATTRIBUTILE TO NON-CONTROLLING INTEREST	-	3	(27)	19
NET LOSS ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	(692)	(466)	853	89

Net income (loss) per basic share	(0.31)	(0.39)	0.41	0.06
Net income (loss) per diluted share	(0.31)	(0.39)	0.34	0.05

Weighted average number of basic common shares outstanding	2,221,645	1,201,083	2,098,997	1,188,418
Weighted average number of diluted common shares outstanding	2,221,645	1,201,083	2,527,327	1,301,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net Income before non-controlling interest	880	70
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	300	617
Imputed interest	67	179
Loss (gain) on extinguishment of debt	-	(99)
Loss on fair value of marketable securities	69	169
Interest and Debt discount amortization	(2)	72
Gain on derivative fair value adjustment	(30)	(483)
Loss on Settlements	-	84
Gain from Change in on fair value of stock-based liabilities	133	(2,191)
Depreciation and amortization expense	1	358
Changes in Operating Assets and Liabilities:
Accounts receivable	18	3,266
Other receivables	32	141
Accounts payable	(230)	(2,174)
Other Accounts payable	277	(92)
Related parties, net	(2,485)
Deferred revenue	(98)	(125)
Net Cash Used by Operating Activities	(1,068)	(208)

Cash Flows from Investing Activities:
Proceeds from the rescission of the Limecom shares – net of cash divested	-	-
Purchase of equipment	-	(11)
Net Cash Provided by Investing Activities	-	(11)

Cash Flows from Financing Activities:
Proceeds of loans	-	(46)
Proceeds from (Payments to) related party	(610)	92
Repayments of loan, convertible notes and redeemable shares	(15)	(12)
Proceeds from issuance of common stock, net of issuance expense	1,604	-
Proceeds from common stock subscriptions	-	140
Net Cash Provided by Financing Activities	979	174

Net Decrease in Cash	(89)	(45)
Cash at Beginning of Period	154	93
Cash at End of Period	65	48

Supplemental disclosure of cash flow information
Cash paid for interest	-	28

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	-	27
Common stock issued for settlement of stock-based liabilities	464	490

Liability to redeem common stock subscribed	80	-
Common stock issued for settlement of common stock subscribed	100	400

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Cuentas, Inc. (formerly Next Group Holdings, Inc., the “Company”) together with its subsidiaries, is focused on financial technology (“FINTECH”) services, delivering mobile banking, online banking, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from the sales of prepaid and wholesale calling minutes. Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market.

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”), Next Cala, Inc (94% owned) (“Cala”), NxtGn, Inc. (65% owned) (“NxtGn”) and Next Mobile 360, Inc. (100% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal Inc. (“Next Glocal”), a subsidiary formed in May 2016. Tel3, a business segment of Meimoun and Mammon , LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. On October 23, 2017, the Company acquired 100% of the outstanding shares in Limecom, Inc, (“Limecom” and such acquisition, the “Limecom Acquisition”) from Heritage Ventures Limited (“Heritage”). On January 30, 2019, the Company exercised a right to rescind the Acquisition, principally in an effort to reduce the Company’s continuing debt obligations associated with the Acquisition.

M&M was formed under the laws of the State of Florida on May 21, 2001 as a real estate investment company. During the year ended December 31, 2010, M&M began winding down real estate operations and commenced the business of providing telecommunications services. M&M acquired telecom registrations, licenses and authorities to provide telecom services to the retail and wholesale markets including sales of prepaid long-distance telecom services and Mobile Virtual Network Operator (known as MVNO) services. The services are sold under the brand name Next Mobile 360 and through the subsidiary of the same name.

Cala was formed under the laws of Florida on July 10, 2009 for the purpose of offering prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of third party gift cards, general purpose reloadable (known as GPR) debit cards and payment remittance services worldwide.

NxtGn was formed under the laws of Florida on August 24, 2011 to develop a high definition telepresence product (known as AVYDA) which allows users to connect with celebrities, public figures, healthcare and education applications via a mobile phone, tablet or personal computer. NxtGn has entered into a joint venture with telephony platform industry leader Telarix, Inc. to develop and market the AVYDA Powered by Telarix™ HD telepresence platform. The AVYDA Powered by Telarix™ product is marketed throughout the world by the Telarix sales force.

On December 6, 2017, the Company completed the formation of SDI NEXT Distribution LLC (“SDI NEXT”), in which the Company owns 51% a membership interest. The remainder of the membership interests of SDI are owned by Fisk Holdings, LLC (“Fisk”), a non-related party of the Company. The Company acts as the Managing Member of SDI NEXT. Under SDI NEXT’s Operating Agreement, the Company will contribute a total of $500 to SDI Next. Fisk will contribute 30,000 active point of sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general-purpose reloadable cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products.

On October 23, 2017, the Company, completed the acquisition 100% of the outstanding shares of Limecom, Inc. (“Limecom”). Limecom is a global telecommunication company, providing services to telecommunication providers from all over the world. Limecom operates a network built on internet protocol (“IP”) switching equipment. It was organized as a Florida limited liability company on November 21, 2014 and was known as Limecom LLC. On September 29, 2015, Limecom converted into a Florida corporation. The Limecom Acquisition was completed for total consideration of $3,927,000 which included an issuance of 172,683 shares of the Company’s common stock per value $0.001 (the “Common Stock”), which were valued at $1,295,000 as of the acquisition date.

Pursuant to the Share Purchase Agreement, dated September 19, 2017 (the “Limecom Purchase Agreement”) , the Company had rights to rescind the Limecom Acquisition. On January 29, 2019, the Company and Heritage entered into an amendment to the Limecom Purchase Agreement (the “Amendment”) under which the parties agreed to extend the right of the Company to rescind the Limecome Acquisition at its discretion, and in connection therewith to return the shares of Limecom to Heritage in consideration for the following:

(a) The 138,147 shares of Common Stock previously issued to Heritage and its stockholders will not be returned to the Company, and the remaining 34,537 shares Common Stock owed to Heritage will not be issued to Heritage. Instead, it was agreed that the Company will issue an additional 90,000 shares of Common Stock as directed by Heritage. The Company also agreed to issue 20,740 shares of the Company’s restricted Common Stock to several Limecom employees in exchange for salaries due to them.

(b) The $1,807,000 payment due by the Company under the Limecom Purchase Agreement will be cancelled.

(c) The Employment Agreement with Orlando Taddeo as International CEO of Limecom will be terminated.

(d) Heritage and Limecom agreed that the intercompany loans in the amount of $231,000 will be cancelled.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2019, the Company sent an executed Rescission letter to Heritage rescinding the Limecom Acquisition in accordance with the terms of the Amendment.

Pro forma results

The following are unaudited pro forma financial information for the nine month period ended September 30, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the Limecome Acquisition as described above, as if the Limecom Acquisition had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had the Limecom Acquisitions not been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

Nine Months Ended
September 30,
2018 (numbers in thousands)
Revenues	$1,088
Net Income before controlling Interest	334
Net Income	353
Basic net income earnings per common share	0.30
Diluted net income earnings per common share	$0.27

The following are unaudited pro forma financial information for three months ended September 30, 2018, and presents the condensed consolidated statements of operations of the Company due to the rescission of the Limecom Aacquisition as described above, as if the Limecom Acquisition had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had the Limecom Acquisitions not been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

Three Months Ended
September 30,
2018 (numbers in thousands)
Revenues	$355
Net Income before controlling Interest	(597)
Net Income	(595)
Basic and diluted net loss per common share	$(0.50)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2019, the Company had approximately $65,000 in cash and cash equivalents, approximately $2,902,000 in negative working capital, a stockholders’ equity deficiency of approximately $2,897,000 and an accumulated deficit of approximately $17,217,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates the business will require substantial additional investments that have not yet been secured. Management is continuing the process of exploring fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

REVERSE SPLIT

The Company completed a reverse stock split of its Common Stock (the “Reverse Stock Split”) by filing articles of amendment to its Articles of Incorporation (the “Articles of Amendment”) with the Secretary of State of Florida to effect the Reverse Stock Split on August 8, 2018. As a result of the reverse stock split, the following changes have occurred (i) every three hundred shares of Common Stock have been combined into one share of Common Stock; (ii) the number of shares of Common Stock underlying each Common Stock option, Common Stock warrant or any other convertible instrument of the Company have been proportionately decreased on a 300-for-1 basis, and the exercise price of each such outstanding stock option, common warrant or any other convertible instrument of the Company have been proportionately increased on a 300-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 300-for-1 reverse stock split. No fractional shares were issued as a result of the reverse stock split. In lieu of issuing fractional shares, each holder of Common Stock who would otherwise have been entitled to a fraction of a share was entitled to receive one full share for the fraction of a share to which he or she was entitled.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the instructions to Form 10-Q and article 10 and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the nine months ended September 31, 2019. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2019. The preparation of financial statements in conformity with GAAP, requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on April 15, 2019 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Annual Report.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and other financial instruments.

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the nine months ended September 30, 2019:

Deferred Revenue (numbers in thousands)
Balance at December 31, 2018	$583
Change in deferred revenue	(98)
Balance at September 30, 2019	$485

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized revenue”). Contracted not recognized revenue was $485 as of September 30, 2019, of which the Company expects to recognize 100% of such contracted not recognized revenue over the next 12 months.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure ASC 820” which defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

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

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earnings are reported in the statement of income.

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy, are as follows:

	Balance as of September 30, 2019 (numbers in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	10	-	-	10
Total assets	10	-	-	10

Liabilities:
Stock based liabilities	194	-	-	194
Short term derivative value	3	-	-	3
Total liabilities	197	-	-	197

	Balance as of December 31, 2018 (numbers in thousands)
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	79	-	-	79
Total assets	79	-	-	79

Liabilities:
Stock based liabilities	225	-	-	225
Long term derivative value	33	-	-	33
Total liabilities	258	-	-	258

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the changes in derivative liabilities balance for the nine months ended September 30, 2019 is as follows:

Fair Value of Embedded Derivative Liabilities (numbers in thousands):
Balance, December 31, 2018	33
Change in fair value	(30)
Balance, September 30, 2019	3

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	September 30, 2019	December 31, 2018
Common Stock price per share	2.35	3
Expected volatility	262%	233%
Expected term (in years)	0.50	1.26
Risk free rate	1.83%	2.81%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to Common Stock (the “common shareholders”) by the weighted average number of shares of Common Stock during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during that period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity.

Reclassified Amounts

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications did not have a material effect on the reported results of operations, shareholder’s deficit or cash flows.

Recent Accounting Standards announced

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) (ASU 2018-13): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendments apply to reporting entities that are required to make disclosures about recurring or nonrecurring fair value measurements and should improve the cost, benefit, and effectiveness of the disclosures. ASU 2018-13 categorized the changes into those disclosures that were removed, those that were modified, and those that were added. The primary disclosures that were removed related to transfers between Level 1 and Level 2 investments, along with the policy for timing of transfers between levels. In addition, disclosing the valuation processes for Level 3 fair value measurements was removed. The amendments are effective for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company notes that this guidance will impact its disclosures beginning January 1, 2020.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine month period ended September 30, 2019:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2018	162,044	$16.09
Granted	50,000	2.09
Forfeited	-	-
Outstanding, September 30, 2019	212,044	$12.79

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table discloses information regarding outstanding and exercisable options at September 30, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	0.50	25,000	$54.00
21.00	47,044	21.00	0.74	47,044	21.00
3.00	90,000	3.00	1.96	60,000	3.00
2.09	50,000	2.09	2.49	16,667	2.09
	212,044	$12.79	1.64	148,710	$17.16

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the nine month period ended September 30, 2019:

Summary of Common Stock activity for the nine months ended September 30, 2019	Outstanding shares
Balance, December 31, 2018	1,588,942
Shares issued for Common Stock subscriptions	722,786
Shares issued for services	35,000
Shares issued due to the rescission of Limecom acquisition	125,243
Shares issued as settlement of debt	309,497
Balance, September 30, 2019	2,781,468

On January 7, 2019, the Company issued 16,667 shares of Common Stock pursuant to a securities purchase agreement dated September 21, 2018 (the “Subscription Date”). The fair market value of the shares at the Subscription Date was $50,000.

On January 7, 2019, the Company received $50,000 under a private placement of equity and issued 16,667 shares of its Common Stock and warrants to purchase up to 16,667 shares of its Common Stock at an exercise price equal to $3.25 per share under a private placement of securities which closed on December 13, 2018.

On January 29, 2019, the Company issued 125,243 shares of Common Stock to Heritage and its officers under the Amendment to rescind the Company’s option to sell the stock in Limecom back to Heritage.

On February 12, 2019, the Company issued warrants to purchase up to 35,834 shares of its Common Stock at an exercise price equal to $3.25 per share under the October 25, 2018 private placement.

On February 28, 2018, the Company issued 309,497 shares of Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $464,000.

On February 28, 2019, the Company signed a binding term sheet (the “Optima Term Sheet”) with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500,000 over one year and received $500,000 on the same date. Under the Optima Term Sheet, it was agreed that the initial invested amount would be $500,000 in consideration for 166,667 shares of Common Stock of the Company. These shares will be issued in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. It was also agreed that Optima may purchase a convertible note in the amount principle of $2,000,000, which may be funded on a quarterly basis (the “Optima Convertible Note”). The term of the Optima Convertible Note is three years and it is convertible at a price per share that is equal to 75% of the public share price at date of conversion, but in any case, not less than $3.00 per share. Optima will additionally be granted a proxy to vote with the Company’s Series B Preferred shares, par value $0.001 per share (the “Preferred Stock”) held by the Company’s Chief Executive Officer and President. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of the Optima Term Sheet.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 10, 2019 the Company signed an Amendment to the Optima Term Sheet (the “First Amendment”) pursuant to which, Optima will make an additional deposit of $550,000 to the Company and such additional deposit will be provided to the Company in the form of a convertible note as discussed in the Optima Term Sheet. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a convertible note at the following dates:

Date	Amount
05/28/2019	$200.000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Optima Term Sheet, remain in full force and effect. On May 11, 2019, Optima made an additional deposit of $550,000.

On May 28, 2019 Optima made an additional deposit of $200,000. On July 30, 2019 Optima assigned its rights under the Optima Term Sheet to Dinar Zuz LLC (“Dinar Zuz”). On the same date, the Company and Dinar Zuz executed a subscription agreement with the same terms as reflected in the Optima Term Sheet, as amended. Under the subscription agreement, Dinar Zuz made an additional deposit of $250,000 and agreed to provide an additional amount of $1,000,000 to the Company, which will be provided in a form of a convertible note at the following dates:

Date	Amount
10/26/2019	$500,000
01/26/2020	$500,000

On August 12, 2019, the Company issued Dinar Zuz. 500,000 shares of its Common Stock pursuant to a securities purchase agreement dated July 30, 2019.

On July 18, 2019, the Company issued 65,978 shares of its Common Stock pursuant to a securities purchase agreement dated October 25, 2018.

On September 11, 2019, the Company issued 25,000 shares of its Common Stock pursuant to a service agreement dated May 16, 2019. The fair market value of the shares at the issuance date was $49,000.

On September 11, 2019, the Company issued 10,000 shares of its Common Stock pursuant to a service agreement dated April 17, 2019. The fair market value of the shares at the issuance date was $20,000.

On September 24, 2019, the Company issued 62,248 shares of its Common Stock in gross consideration of $62,000 and net consideration of $54,000 pursuant to a securities purchase agreement dated September 23, 2019.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties, including those in which its Chief Executive Officer holds a significant ownership interest as well as an executive position during the nine months ended September 30, 2019, and year ended December 31, 2018. Due to our operational losses, the Company has relied, to a material extent on funding received from Next Communications, Inc., an organization in which the Company’s Chief Executive Officer holds a controlling equity interest and an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may be compelled to repay the amounts due. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a plan of reorganization for Next Communications, Inc. whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the related party payable balance. On March 5, 2019, Cuentas paid $50,000 to the trust account of the specific creditor and on May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

With the exception of the Company’s purchase of a 9% interest in Next Cala, Inc. from a related party and the related party payable to Orlando Taddeo in connection with Limecom Acquisition, amounts scheduled below as due to related parties” and “due from related parties” have not had their terms, including amounts, collection or repayment terms or similar provisions memorialized in formalized written agreements.

Related party balances at September 30, 2019 and December 31, 2018 consisted of the following:

Due from related parties

	September 30, 2019	December 31, 2018
	(dollars in thousands)
(a) Glocal Payments Solutions Inc. (d/b/a Glocal Card Services)	36	36
(f) Next Cala 360	66	-
Total Due from related parties	102	36

Related party payables, net of discounts

	September 30, 2019	December 31, 2018
	(dollars in thousands)
(b) Due to Next Communications, Inc. (current)	$10	$2,972
(c) Due to Asiya Communications SAPI de C.V. (current)	9	26
(d) Michael De Prado (current)	-	100
(e) Orlando Taddeo	-	2,613
(f) Next Cala 360 (current)	-	14
Total Due from related parties	$19	$5,725

(a)	Glocal Payments Solutions Inc. (d/b/a Glocal Card Services) is the Company’s partner in the NextGlocal Inc.

(b)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and serves as the Chief Executive Officer. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc..

(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which the Company’s Chief Executive Officer holds a substantial interest and is involved in active management.

(d)	Michael De Prado is the Company’s President. On February 28, 2019, the Company issued 66,402 shares of its Common Stock in settlement of this debt.

(e)	Represents the amount due to Orlando Taddeo from the Limecom Acquisition.

(f)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

During the nine months period ended September 2019, the Company recorded interest expense of $64,000, using an interest rate equal to that on the outstanding convertible notes payable as imputed interest on the related party payable due to Next Communications. During the year ended December 31, 2018, the Company recorded interest expense of $237 using an interest rate equal to that on the outstanding convertible notes as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revenues (Related Party)

The Company generated revenues from related parties of $0 and $36,850.000 during the nine months ended September 30, 2019 and 2018, respectively as itemized below:

	For the Nine Months Ended September 30, (dollars in thousands)
	2019	2018
Next Communications, Inc.	-	10,021
VTX Corporation (a)	-	11,305
Airtime Sp.z.o.o.	-	5,095
Asiya Communications SAPI de C.V.	-	10,429
Total	-	36,850

(a)	A corporation that is owned by one of the Company’s shareholders and a former owner of Limecom

The Company generated revenues from related parties of $0 and $15,942 during the three months ended September 30, 2019 and 2018, respectively as itemized below:

	For the Three Months Ended September 30, (dollars in thousands)
	2019	2018
Next Communications, Inc.	-	4,208
VTX Corporation (a)	-	1,587
Airtime Sp.z.o.o.	-	5,095
Asiya Communications SAPI de C.V.	-	5,052
Total	-	15,942

(a)	A corporation that is owned by one of the Company’s shareholders and a former owner of Limecom

NOTE 6 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the nine and three months ended September 30, 2019. The Company generated approximately 52% of its revenues for the nine months ended September 30, 2018, from three separate customers and 70% of its revenues for the three months ended September, 2018 from three separate customers

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

On April 7, 2016, the Company executed an agreement with a third party service provider to provide certain services for the Company. In addition to cash and stock compensation, the agreement requires 1% of the outstanding common share equivalent to be issued to the third party when the market capitalization of the Company reaches $500 million and an additional 1% when it reaches $750 million. The Company recorded an expense associated with the non-variable portion of the agreement. However, the probability of the Company’s market capitalization reaching these thresholds is uncertain at the present time and the Company has not accrued a contingent fee as of September 30, 2019.

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528,000 arising from a past litigation with Viber. The Company is vigorously defending its rights in this case as believes this demand is premature as litigation is ongoing. The Company has no accrual related to this complaint as of September 30, 2019, given the premature nature of the motion.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). On April 17, 2019, the Company signed a settlement agreement (the “SVS Settlement Agreement”) with Comdata, Inc. d/b/a Stored Value Solutions (“SVS”) whereby the Company will pay a total of $38,000 over a period of 7 months, starting July 1, 2019. Only in the event that the Company will default by failing to make timely payments, SVS may file in Kentucky for the judgment of $70,000. As of September 30, the Company paid $15,000 in accordance to the SVS Settlement Agreement.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“J.P Carey” or “Plaintiff”) alleging a claim for $473,000 related to the Franjose Yglesias-Bertheau, a former Vice President of PLKD who filed a lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 on January 2, 2017 and issued 12,002 shares of Common Stock as conversion of the $70 note as agreed in the settlement agreement, the plaintiff alleges damages which the Company claims are without merit because the Plaintiff received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 28, 2019, J. P. Carey Enterprises, Inc. filed a similar claim against the Company in Fulton County, Georgia. The Company is vigorously defending its position in this case.

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of September 30, 2019, related to the complaint given the early nature of the process.

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15,000 but the total amount was not specified. The Company was served on Dec. 7, 2018 with a complaint alleging damages including unspecified damages for product, advertising and other expenses in addition to $50 paid to the defendants named in such complaint. The Company has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by the Company’s former CFO, Michael Naparstek, claiming breach of contract for 1,666,666 shares (pre-split), $25,000 of compensation and $9,000 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade county. The Company has taken steps to defend itself vigorously in this case.

On November 7, 2018, the Company was served with a complaint by a service provider claiming breach of contract for $29,000. The Company settled this complaint in consideration of $5,000.

On November 7, 2018, the Company and Limecom, a now former subsidiary of the Company, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to the subsidiary during 2018 in the amount of $50,000. The Company has no accrual as of September 30, 2019, related to the complaint given the early nature of the process.

On May 1, 2019, the Company received a Notice of Demand for Arbitration from Secure IP Telecom, Inc. (“Secure IP” who allegedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom and not with the Company. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019 demanding $1,053,000 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. The Company will vigorously defend its position to be removed as a named party in this Notice of Demand due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019.

The Company executed a lease for office space effective July 10, 2018, with a term which expired October 31, 2018 and which continued on a month to month basis thereafter The lease requires monthly rental payments of $5,000. Total future guaranteed payments under this lease are $5,000. The Company terminated the lease on September 30, 2019.

NOTE 8 – SUBSEQUENT EVENTS

On October 1, 2019, the Company issued 34,859 shares of its Common Stock in consideration of $32,000 pursuant to a securities purchase agreement data September 27, 2019.

On October 23, 2019, Dinar Zuz provided an additional amount of $250,000 to the Company in form of a convertible note pursuant to a securities purchase agreement which the Company and Optima entered on July 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management of the Company believes to be relevant to an assessment and understanding of the Company’s results of operations and financial condition. This discussion should be read together with the Company’s financial statements and the notes to the financial statements, which are included in this Quarterly Report on Form 10-Q (this “Report”).

Cautionary Note Regarding Forward-Looking Statements

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or achievements. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. Except as required by applicable law, including Federal and State securities laws of the United States, we do not intend to update any of the forward-looking statements in an effort to conform these statements to actual results.

Company Overview

Cuentas, Inc. (the “Company” or “Cuentas”) invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers wholesale telecommunications minutes and prepaid telecommunications minutes to consumers through its Tel3 division.

The Company was incorporated under the laws of the State of Florida on September 21, 2005, to act as a holding company for its subsidiaries, both current and future. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned), NxtGn, Inc. (65% owned), Next Mobile 360, Inc. (100% owned) and SDI Next Distribution LLC (51% owned). Additionally, Next Cala, Inc. has a 60% interest in NextGlocal Inc. (“NextGlocal”) , a subsidiary of the Company formed in May 2016. During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC, effective January 1, 2017.

Formation of SDI NEXT DISTRIBUTION LLC (“SDI NEXT”)

On December 6, 2017, the Company completed its formation of SDI NEXT DISTRUBUTION LLC (“ SDI Next”) in which the Company owns a 51% membership interest, previously announced August 24, 2017 in a letter of intent with Fisk Holdings, LLC (“Fisk Holdings”). Per the Operating Agreement of SDI NEXT the Company and Fisk Holdings will serve as the Managing Members of SDI Next andthe Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period. Fisk Holdings will contribute 30,000 (thirty thousand) active point of sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general purpose reload (“GPR”) cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed formation of an established distribution business for third-party gift cards, digital content, mobile top up, financial services and digital content, which presently includes more than 31,600 U.S. active Point of Sale locations, including store locations, convenience stores, bodegas, store fronts, etc. The parties agreed that additional product lines may be added with unanimous decision by the Managing Members of SDI Next. During 2018, it was agreed between the parties to distribute the Company’s recently announced CUENTAS GPR card and mobile banking solution aimed to the unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 31,600 retail locations SDI Next presently serves.

Limecom

On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom.

On January 29, 2019, the Company and Heritage Ventures Ltd. (“Heritage”) agreed to amend the Share Purchase Agreement, dated September 19, 2017 (the “Limecom Purchase Agreement”) to extend the right of the Company to rescind the same Share Purchase Agreement and to return the stock in Limecom back to Heritage in the following manner:

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

(c) The Employment Agreement with Orlando Taddeo as International CEO of Limecom will be terminated.

(d) Heritage, its Stockholders and the current management of Limecom agreed to indemnify and hold harmless Next Group Acquisition, Inc. and the Company from any liabilities (known and unknown) incurred by Limecom (accrued, disclosed or undisclosed by Limecom) up to and including the rescission date.

(e) Heritage and Limecom’s current management agreed to cooperate with Next Group Acquisition and/or the Company with any information required to be disclosed to the Securities and Exchange Commission (“SEC”) as a part of Cuentas’ SEC disclosure obligations with respect to the rescission.

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

(i) Cuentas agreed to advance the sum of $25,000 toward the payments agreed upon to be paid to American Express, Inc. (“AMEX”) by Limecom, and Limecom agrees to pay the sum of $25,000 to AMEX and the balance of the payments under the Stipulation of Settlement with AMEX as agreed upon by Limecom.

On January 30, 2019, Cuentas sent an executed Rescission Letter to Limecom rescinding the acquisition of Limecom according under the Amendment of the Limecom Purchase Agreement, dated January 29, 2019.

Cuentas fulfilled its obligation to pay $25,000 to AMEX pursuant to the Amendment of the Limecom Purchase Agreement dated January 29, 2019.

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc. (“Next Communications”), an entity controlled by our CEO, and has a related party payable balance of approximately $0 and approximately $2,972,000 due to Next Communications. as of September 30, 2019 and December 31, 2018. During the first calendar quarter of 2017, Next Communications. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a Plan of Reorganization for Next Communications., whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the payable to Next Communications. On March 10, 2019, the Company paid $50,000 to the trust account of the specific creditor, per the order, and on May 10, 2019, the Company paid $550,000 to the same trust account of the specific creditor, per the order, and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

Entrance into Non-Binding Letter of Intent with Facio

On March 14, 2019, The Company entered into a letter of intent (the “Letter”with Facio Ltd, an Israeli FinTech company (“Facio”) that has developed innovative artificial intelligence and big data technologies to deliver digital banking services autonomously, without human intervention. This agreement, if consummated and implemented, will enable the Cuentas GPR Card users to purchase popular digital content, products and services at a discounted price within an advanced and personalized mobile app experience which combines traditional banking services with new innovative services. The Company will enable its Cuentas GPR Card users to use Facio’s innovative point of sale directly from their mobile phone using Facio’s Tap-to-pay NFC or QR technology. However, the Company cautions its shareholders and others considering trading its securities that, due to the nature of the Letter, neither the Company nor Facio Ltd. are obligated to consummate and implement the above transaction.

Entrance into a Term Sheet with Cima Telecom Inc. (“Cima”)

On May 16, 2019, the Company entered into a term sheet (the “Cima Agreement”) outlining its License for Cima’s Knetik and Auris technology platforms (the “platforms”). Collectively, the platforms would provide the back-end software for the Cuentas General Purpose Card and compatibility via APIs with 3rd party software and its mobile app. Under the Term Sheet, Cima Group would receive a 1-time licensing fee in the amount of $8,000,000 in theform of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis within two years from the closing of the transaction. Cima will grant the Company a world-wide, perpetual, non-sublicensable license (the “License”) to utilize the Auris and Knetic platforms. The License to be granted shall be exclusive for use within the FINTECH space, which for purposes of the License shall be defined as “connecting banking and prepaid card usage”. In addition, the Company shall have the right to grant its customers, and its customers’ end-users, access to the services provided by the platforms. As part of the Cima Agreement, Arik Mimoun, the Company’s Chief Executive Officer (The “CEO”) and Chairman of the Company’s Board of Directors (The “Board”), Michael De Prado, the Company’s Chief Financial Officer (The “CFO”) and each of Cima and Optima, will enter into a voting agreement whereby, among other things: (1) the CEO and CFO will each grant Cima a voting proxy for 25% of the Series B Preferred Stock (the “Preferred Stock”) with each share of Preferred Stock held by him, with 1,000 votes per share of Preferred Stock, and (2) The CEO, CFO, Cima and Optima, will vote all their voting securities to nominate and elect one member of the Board to be designated by each such party to the Voting Agreement.

Entrance into a Prepaid Card Program Management Agreement with Sutton Bank (“Sutton”)

On September 27, 2019, we entered into a Prepaid Card Program Management Agreement (“PCPMA”) with Sutton, an Ohio chartered bank Corporation. The PCPMA provides that Sutton operates a prepaid card service and is an approved issuer of prepaid cards on the Discover, Mastercard, and Visa networks and provides services in connection with card transactions processed on one or more networks. The PCPMA designates Cuentas to become manager of the “Cuentas Mastercard Prepaid Card” management program, a GPR debit card program, subject to the terms and conditions of the PCPMA.

Entrance into a Prepaid Services Agreement (PSA) with Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a five (5) year processing services agreement with Incomm, a leading payments technology company, to power and expand the Company’s GPR card network. Per the PSA, InComm, through its VanillaDirect network, will act as prepaid card processor and expand the Company’s GPR Card network. VanillaDirect is currently available at major retailers such as: Walmart, Seven Eleven, Walgreens, CVS Pharmacy, Rite Aid and many more. In addition, the Company will implement the VanillaDirect cash reload services into its 31,600 U.S. locations under SDI NEXT..

The GPR card is intended to be launched during the fourth quarter of 2019, provides comprehensive solution for the approximately twenty million unbanked community members in the United States, uniquely enabling access to the U.S. financial system to those without the necessary documentation to bank with the traditional financial institutions in the U.S. The GPR will provide an FDIC insured bank account and electronic wallet. The Cuentas FDIC insured bank account will be embed with functionality such as: international remittance, bill pay, ATM, direct deposit, cash reload and mobile banking capabilities. The Cuentas’ electronic wallet will have unique features such as, digital content, gaming, internet shopping, tolling and public transportation, food & restaurants as well as mobile topups.

Results of operations for the three month periods ended September 30, 2019 and 2018

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Three Months Ended September 30,
	2019	2018

Revenue from sales	247,000	4,621,000
Revenue, sales to related parties	-	15,942,000
Total revenue	247,000	20,563,000

Revenues during the three month period ended September 30, 2019 totaled $247,000 compared to $20,563,000 for the three month period ended September 30, 2018. The decrease in the total revenue is mainly due to the rescission of the Limecom acquisition which was consolidated for the full three month period ended September 30, 2018 and not consolidated in the nine month period ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended September 30, 2019 totaled $150,000 compared to $20,458,000 for the three month period ended September 30, 2018. The decrease in the total Cost of Revenue is mainly due to the rescission of the Limecom acquisition which was consolidated for the full three months ended September 30, 2018 and not consolidated in the three month period ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Operating Expenses

Operating expenses totaled $663,000 during the three month period ended September 30, 2019 compared to $1,119,000 during the three month period ended September 30, 2018 representing a net decrease of $456,000. The decrease in the operating expenses is mainly due to the rescission of the Limecom acquisition which was consolidated for the full three month period ended September 30, 2018 and not consolidated in the three months ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Other Income

The Company recognized other expense of $126,000 during the three month period ended September 30, 2019 compared to an income $545,000 during the three months ended September 30, 2018.

Net Income (Loss)

We incurred a net loss of $692,000 for the three-month period ended September 30, 2019, as compared to a net loss of $466,000 for the three-month period ended September 30, 2018.

Results of operations for the nine months ended September 30, 2019 and 2018

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Nine Months Ended September 30,
	2019	2018

Revenue from sales	$811,000	$24,622,000
Revenue, sales to related parties	-	$36,850,000
Total revenue	$811,000	$61,472,000

Revenues during the nine months ended September 30, 2019 totaled $811,000 compared to $61,472,000 for the nine months ended September 30, 2018. The decrease in the total revenue is mainly due to the rescission of the Limecom acquisition which was consolidated for the full nine months ended September 30, 2018 and not consolidated in the nine months ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the nine month period ended September 30, 2019 totaled $617,000 compared to $60,372,000 for the nine month period s ended September 30, 2018. The decrease in the total Cost of Revenue is mainly due to the rescission of the Limecom acquisition which was consolidated for the full nine-month period ended September 30, 2018 and not consolidated in the nine month period ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Operating Expenses

Operating expenses totaled $1,663,000 during the nine-month period ended September 30, 2019 compared to $2,817,000 during the nine month period ended September 30, 2018 representing a net decrease of $1,154,000. The decrease in the operating expenses is mainly due to the rescission of the Limecom acquisition which was consolidated for the full nine months ended September 30, 2018 and not consolidated in the nine-month period ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Other Income

The Company recognized other income of $2,349,000 during the nine-month period ended September 30, 2019 compared to an income $1,787,000 during the nine month period ended September 30, 2018. The net change from the prior period is mainly due to other income in the amount of $2,362,000 from the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000.

Net Income (Loss)

We incurred a net income of $853,000 for the nine-month period ended September 30, 2019, as compared to a net income of $89,000 for the nine-month period ended September 30, 2018.

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

As of September 30, 2019, we had cash and cash equivalents of $65,000 as compared to $154,000 as of December 31, 2018. As of September 30, 2019, we had a working capital deficit of $2,902,000, as compared to a deficit of $7,548,000 as of December 31, 2018. The decrease in our working capital deficit was mainly attributable to the decrease of $1,672,000 in our accounts payable, $1,728,000 in our other accounts’ payables and $4,919,000 in short term related party payables, which was mitigated by a decrease of $3,673,000 in our trade account receivables. The decrease in our accounts payable, other accounts payables, short term related party payables and trade account receivables was mainly attributable to the rescission of the Limecom acquisition which was consolidated for the full year ended December 31, 2018 and not consolidated in the nine months ended September 30, 2019. The Company no longer owns Limecom as of January 2019.

Net cash used in operating activities was $1,068,000 for the nine-month period ended September 30, 2019, as compared to cash used in operating activities of $208,000 for the nine-month period ended September 30, 2018. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash used in investing activities was $0 for the nine -month period ended September 30, 2019, as compared to $11,000 for the nine -month period ended September 30, 2018.

Net cash provided by financing activities was approximately $979,000 for the nine -month period ended September 30, 2019, as compared to net cash from financing activities of approximately $174,000 for the nine-month period ended September 30, 2018. We have principally financed our operations in 2019 through the sale of our Common Stock and the issuance of debt.

We have principally financed our operations through the sale of our Common Stock and the issuance of debt. Due to our operational losses, we relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and an executive position. During the first calendar quarter of 2017, Next Communications. filed for bankruptcy protection. There was $0 and $2,972,000 due to Next Communication as of September 30, 2019 and December 31, 2018, respectively.

As discussed in an 8-K filed with the SEC on February 5, 2019, on January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved the Plan of Reorganization for Next Communications, Inc., whereby Cuentas Inc. would pay $600,000 to a specific creditor (100 NWT) in consideration from forgiveness of the payable balance that was not paid in the first quarter of 2019.

On or about March 5, 2019, Cuentas and Next Communication. paid $100,000 to the trust account of Genovese Joblove Battista, counsel for 100 NWT. On April 30, 2019, Cuentas received a Notice of Default (the “Notice”) from Genovese Joblove Battista, contending that a $550,000 Payment was in default due to the non-payment ordered by the United States Bankruptcy Court Southern District of Florida, Miami Division, and the potential reinstatement of approximately $1,678,000 final Judgment in favor of 100 NWT if not cured by May 11, 2019. On May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019.

Our liquidity needs are principally for the funding of our operations and the development and the launch of the Cuentas GPR Card. Based on the foregoing, on February 28, 2019, the Company signed a binding term sheet (the “Optima Term Sheet”) with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500,000 over one year and received the first deposit of $500,000 on the same date. Under the Optima Term Sheet, it was agreed that the initial invested amount of $500,000 will act as consideration for 166,667 shares of Common Stock of the Company. It was also agreed that Optima may purchase a convertible note in the principal amount of $2,000,000 (the “Optima Convertible Note”), which may be funded on a quarterly basis. The term of the Optima Convertible Note shall be three years and it may be converted at a price per share equal to 75% of the public per share price of the Common Stock at date of conversion, but in any case, not less than $3 per share. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of the Optima Term Sheet.

On May 10, 2019 the Company signed an amendment to the Optima Term Sheet with Optima, pursuant to which Optima agreed to make an additional deposit of $550,000 to the Company and and additional deposit will be provided to the Company in the form of a convertible note under the same terms and conditions of the Optima Convertible Note. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a Convertible Note pursuant to the following schedule:

Date	Amount
05/28/2019	$200,000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Optima Term Sheet, will remain in full force and effect. On May 11, 2019, Optima made an additional deposit of $550,000, and on May 28, 2019, Optima made an additional deposit of $200,000.

On July 30, 2019, Optima assigned its rights under the Optima Term Sheet to Dinar Zuz LLC (“Dinar Zuz”). On the same date, the Company and Dinar Zuz executed a subscription agreement (the “Dinar Subscription Agreement”) with the same terms as reflected in the Optima Term Sheet, as amended. Under the Dinar Subscription Agreement, Dinar Zuz made an additional deposit of $250,000 and agreed to provide an additional amount of $1,000,000 to the Company which will be provided in a form of a convertible note pursuant to the following schedule:

Date	Amount
10/26/2019	$500,000
01/26/2020	$500,000

On August 12, 2019, the Company issued Dinar Zuz 500,000 shares of its Common Stock pursuant to the Dinar Subscription Agreement.

On October 23, 2019 Dinar Zuz provided an additional amount of $250,000 to the Company which was to be provided in a form of a Convertible Note pursuant to a Securities Purchase Agreement which it entered into on July 30, 2019.

Despite the Capital raise that we have conducted the above conditions raise substantial doubt about our ability to continue as a going concern. Although we anticipate that cash resources will be available to the Company through its current operations, it believes existing cash will not be sufficient to fund planned operations and projects investments through the next 12 months. Therefore, we are still striving to increase our sales, attain profitability and raise additional funds for future operations. Any meaningful equity or debt financing will likely result in significant dilution to our existing stockholders. There is no assurance that additional funds will be available on terms acceptable to us, or at all.

Since inception, we have financed our cash flow requirements through issuance of Common Stock, related party advances and debt. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally, we anticipate obtaining additional financing to fund operations through offerings of our securities, to the extent available, or to obtain additional financing, to the extent necessary, to augment our working capital. In the future we need to generate sufficient revenues from sales in order to eliminate or reduce the need to sell additional securities or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

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

Off-Balance Sheet Arrangements

As at September 30, 2019, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (US GAAP) requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

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

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, and as discussed in greater detail below, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report, disclosure controls and procedures are not effective:

●	to give reasonable assurance that the information required to be disclosed in reports that are filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

●	to ensure that information required to be disclosed in the reports that are filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending September 30, 2019.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2019. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). On April 17, 2019, the Company entered into a settlement agreement (the “SVS Settlement Agreement”) with Comdata, Inc. d/b/a Stored Value Solutions (“SVS”) whereby the Company will pay a total of $37,500 over 7 months, starting July 1, 2019. Only in the event that the Company defaults by failing to make timely payments, SVS may file in Kentucky for the judgment of $69,847.23. As of September 30, the Company paid $15,000 in accordance with the SVS Settlement Agreement.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“J.P Carey” or “Plaintiff”) alleging a claim for $473,000 related to the Franjose Yglesias-Bertheau, a former Vice President of PLKD who filed a lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10,000 on January 2, 2017 and issued 12,002 shares of Common Stock as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because the Plaintiff received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 28, 2019, J. P. Carey filed a similar claim against the Company in Fulton County, Georgia. The Company is vigorously defending its position in this case.

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $528,000 arising. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of September 31, 2019 or December 31, 2018 given the premature nature of the motion.

On October 23, 2018, Cuentas was served by Telco Cuba Inc. for an amount in excess of $15,000 but the total amount was not specified. The Company was served on Dec. 7, 2018 with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50,000 paid to Defendants. Cuentas has hired an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by former company CFO, Michael Naparstek, claiming breach of contract for 1,666,666 shares (pre-split), $25,554 of compensation and $8,823 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade county. Cuentas has hired an attorney and has taken steps to defend itself vigorously in this case.

On November 7, 2018, the Company was served with a complaint by a service provider claiming breach of contract for $29,000. On April 11, 2019 the Company Settled this complaint for $5,000.

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of September 30, 2019 related to the complaint given the early nature of the process.

On January 29, 2019, the Company was served with a complaint by J.P. Carey Enterprises, Inc., (“JP Carey”) claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. The Company has hired an attorney and feels these claims are frivolous and is defending the situation vigorously.

On May 1, 2019, the Company received a Notice of Demand for Arbitration (the “Demand”) from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. The Company will vigorously defend its position to be removed as a named party in thsmand due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

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

On February 28, 2019, The Company signed a the Optima Term Sheet for a total investment of $2,500,000 over one year and received the first deposit of $500,000 on the same date. Under the Optima Term Sheet, it was agreed that the initial invested amount of $500,000 will in consideration for 166,667 shares of Common Stock of the Company. It was also agreed that Optima may purchase the Optima Convertible Note in the amount of $2,000,000, which may be funded on a quarterly basis. The term of the Optima Convertible Note shall be three years and it may be converted at a price per share equal to 75% of the public per share price on the date of conversion, but in any case, not less than $3 per share. Optima will additionally get a proxy to vote with the Controlling Shareholders of the Company’s par value $0.001 per Series B Preferred share (the “Preferred Stock”) held by the Company’s Chief Executive Officer and President.. The total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of the Optima Term Sheet. On May 10, 2019, the Company signed the First Amendment to the Optima Term Sheet with Optima Where Optima will make an additional deposit of $550,000 to the Company and that additional deposit will be provided to the Company in the form of a Convertible Note as discussed above. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a Convertible Note pursuant to the following schedule:

Date	Amount
05/28/2019	$200,000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Optima Term Sheet, will remain in full force and effect. On May 11, 2019 the Company received a second deposit of $550,000 and on May 28, 2019 the Company received a third deposit of $200,000.

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

On May 10, 2019 the Company signed an Amendment to the Optima Term Sheet with Optima whereas Optima will make an additional deposit of $550,000 to the Company and whereas that additional deposit will be provided to the Company in the form of a Convertible Note as discussed in the Optima Term Sheet. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a Convertible Note at the following dates:

Date	Amount
05/28/2019	$200,000
08/28/2019	$500,000
11/28/2019	$500,000
02/28/2020	$250,000

All the other terms and conditions of the Optima Term Sheet, will remain in full force and effect. On May 11, 2019 Optima made an additional deposit of $550,000. On May 28, 2019 Optima made an additional deposit of $200,000.

On July 30, 2019, Optima assigned its rights under the Optima Term Sheet to Dinar Zuz. On the same date, the Company and Dinar Zuz executed the Dinar Subscription Agreement with the same terms as reflected in the Optima Term Sheet and its First Amendment. Under the Dinar Subscription Agreement, Dinar Zuz made an additional deposit of $250,000 and agreed to provide an additional amount of $1,000,000 to the Company which will be provided in a form of a Convertible Note pursuant to the following schedule:

Date	Amount
10/26/2019	$500,000
01/26/2020	$500,000

On August 12, 2019, the Company issued 500,000 shares of its Common Stock to Dinar Zuz pursuant to a securities purchase agreement entered into between the Company and Dinar Zuz on July 30, 2019.

On July 18, 2019, the Company issued 65,978 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On September 11, 2019, the Company issued 25,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated May 16, 2019. The fair market value of the shares at the issuance date was $49,000.

On September 11, 2019, the Company issued 10,000 shares of its Common Stock pursuant to a service agreement dated April 17, 2019 between the Company and a service provider. The fair market value of the shares at the issuance date was $20,000.

On September 24, 2019, the Company issued 62,248 shares of its Common Stock in gross consideration of $62,000 and net consideration of $54,000 pursuant to a securities purchase agreement between the Company and a private investor, dated September 23, 2019.

On October 1, 2019, the Company issued 34,859 shares of its Common Stock in gross consideration of $34,000 and net consideration of $32,000 pursuant to a securities purchase agreement dated September 27, 2019 between the Company and a private investor.

On October 23, 2019 Optima provided an additional amount of $250,000 to the Company which was be provided in a form of the Optima Convertible Note pursuant to a securities purchase agreement between the Company and Optima, dated July 30, 2019.

Each of the transactions described in this Item II give effect to the Reverse Stock Split (as defined below) and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a motion whereby the Debtor, Next Communications (an affiliate controlled and/or owned by Arik Mimoun, the Company’s CEO) in Case No 16-26776-RAM would be able to settle a claim by 100 NWT Fee Owner n/k/a 100 NWT Fee Owner LP (“100 NWT”) for $650,000. The court also approved a motion whereby the Company would be able to eliminate its debt of approximately $3 Million to Next Communications by funding a payment of $600,000 to 100 NWT. On or about March 5, 2019, Cuentas and Next Communication paid $100,000 to the trust account of Genovese Joblove Battista, counsel for 100 NWT.

On April 30, 2019, The Company received a Notice of Default (the “Notice”) from Genovese Joblove Battista, a creditor of Next Communication Inc., contending that a $550,000 Payment was in default due to the non-payment ordered by the United States Bankruptcy Court Southern District of Florida Miami Division and the potential reinstatement of a $1,678 Final Judgment in favor of 100 NWT if not cured by May 11, 2019. On May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: November 14, 2019	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer