Form 10-K
period 2019-12-31
Cuentas Inc.
filed 2020-03-30
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

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

As of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of the Class A common stock on June 28, 2019 was $1,866,858

The number of shares of Common Stock, $0.001 par value, outstanding on March 27, 2020 was 6,071,285 shares.

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

These statements include, among other things, statements regarding:

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	inability to raise additional financing for working capital;

●	inability to efficiently manage our operations;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

●	changes in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations.

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

Throughout this Annual Report references to “Cuentas”, “we”, “our”, “us”, “the Company”, and similar terms refer to Cuentas, Inc.

ii

PART I

ITEM 1.	BUSINESS

The Company

Cuentas, Inc. (the “Company”) is a corporation formed under the laws of Florida, which focuses on the business of using proprietary technology to provide e-banking and e-commerce services delivering mobile banking, online banking, prepaid debit and digital content services to the unbanked, underbanked and underserved communities. The Company’s exclusivity with CIMA’s proprietary software platform enables Cuentas to offer comprehensive financial services and additional robust functionality that is absent from other General-Purpose Reloadable Cards (“GRP”).

Operating Subsidiaries. The Company’s business operations are conducted primarily through its subsidiaries, described elsewhere in this report.

Properties. The Company’s headquarters are located in Miami, Florida.

Our Business

The Cuentas Fintech Card is a general-purpose reloadable card (“GPR”) integrated into a proprietary robust ecosystem that provides customers with a FDIC bank account at the physical point of presence where the Cuentas Fintech Card is purchased. The comprehensive financial services include:

Direct ACH Deposits	ATM Cash Withdrawal	Bill Pay and Online Purchases
Money Remittance	Peer to Peer Payments	Mobile check deposit
Debit Card Network Processing	ATM Cash Withdrawals	Cash Reload at over 40,000 retailers
Online banking	Major Transit Authority Tokens	Discounted Gift Cards

The Ecosystem includes a mobile wallet for digital currencies, stored value card balances, prepaid telecom minutes, loyalty reward points, and any purchases made in the Cuentas Virtual Marketplace. The Cuentas Fin Tech Card is integrated with the Los Angeles Metro, Utah Transit Authority and Grand Rapids Transit system to store mass transit currency and pay for transit access via the Cuentas Digital Wallet

The Cuentas Fintech Card stores products purchased in the Virtual Market Place where Tier-1 retailers, gaming currencies, amazon cash, and wireless telecom prepaid minutes “top ups”. Additionally, well-known brand name restaurants in the marketplace automatically discount purchases at POS when the customer pays the bill with the Cuentas Card.

The Latino Market

The name “Cuentas” is a Spanish word that has multiple meanings and was chosen for strategic reasons, to develop a close relationship with the Spanish speaking population. It means “Accounts” as in bank accounts and it can also mean “You can count on me” as in “Cuentas conmigo”. Aditionally, it can be used to “Pay or settle accounts” (saldar cuentas) , accountability (rendición de cuentas), to be accountable (rendir cuentas), and other significant meanings.

The U.S. Latino population numbers 43.8 million U.S. Immigrants, according to the 2017 FDIC Survey. It excludes immigrants, illegal aliens and undocumented individuals. The Federal Deposit Insurance Corporation (FDIC) defines the Unbankable as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Federal Reserve estimated that there were approximately 55 million unbanked or underbanked adult Americans in 2018, which account for 22 percent of U.S. households. The Latino demographic is more distrusting of banking institutions and generally have more identification, credit, and former bank account issues more so than any other U. S. minority.

The Cuentas FinTech Card is uniquely positioned to service the Latino demographic with comprehensive financial products that do not require any visits to bank branches, and our fees are completely transparent via the Cuentas Wallet and online banking. Most importantly our strategic banking partner, Sutton Bank, does not require a U.S. government issued identification card.

Products

The Cuentas General-Purpose Reloadable Card (“GPR”)

The Cuentas general-purpose reloadable (“GPR”) acts as a comprehensive banking solution marketed toward the 20 million+ unbanked U.S. Latino community (The unbanked is described by the Federal Deposit Insurance Corporation (FDIC) as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Federal Reserve estimated that there were approximately 55 million unbanked or underbanked adult Americans in 2018, which account for 22 percent of U.S. households). The Cuentas GPR is uniquely enabling access to the U.S. financial system to those without the necessary paperwork to bank at a traditional financial institution while enabling greater functionality than a traditional bank account. This proprietary GPR card allows consumers that reside in the US to acquire a Cuentas GPR prepaid debit card using their US or Foreign Passport, Driver’s License, Matricula Consular or certain US Residency documentation. The GPR Card provides an FDIC insured bank account with ATM, direct deposit, cash reload, fee free Cuentas App to Cuentas App fund transfers and mobile banking capabilities, among other key features such as purchasing discounted gift cards and adding Mass Transit Credits to digital accounts (available in California, Connecticut, Michigan and shortly, New York City). Upcoming App upgrades will also include international remittance and other services. Subsequent stages will see the integration of the Cuentas Store where consumers will be able to use funds in their account to purchase 3rd party digital and gift cards (many at discounted prices), US & International mobile phone top-ups, mass transportation and tolling access (select markets - CT, NYC, Grand Rapids-MI, LA, etc.) as well as digital Content for Gaming/Dining/Shopping and Cash reloads.

The Cuentas app is available for download now on the Apple App Store and on the Google Play Store for Android, allows consumers to easily activate their Cuentas prepaid Mastercard, review their account balance and conduct financial transactions. Cuentas is introducing fee free fund transfers to friends, family and vendors that have their own Cuentas App, which will be a very useful feature to compete with other popular Apps that charges fees for immediate fund transfers and availability on the same day.

The Cuentas Business Model

The Cuentas business model leverages profitability from multiple revenue sources, many of which are synergistic market segments.

The Cuentas GPR card has several revenue centers. The Company will receive a one time activation charge for each activated GPR card and a monthly recurring charge. These charges were designed to be very reasonable to both consumers and the Company. In addition to these charges, Cuentas will receive a commission each time funds are loaded and reloaded to the card. Additional fees as seen in the following short form table are designed to cover costs and potentially provide another revenue stream.

The Cuentas Wallet produces recurring profits and is an integral part of the Cuentas offering. It will produce revenue each time that consumers purchase third party gift cards, digital access, mass transit tickets, mobile phone topups (US & International) and more - most at discounted prices. The actual discount is shown to the consumer and is immediately applied to their purchase, so smart shoppers will be able to get everyday products and services at discounted prices.

The Cuentas Wallet is projected to add several new, profitable, mass market services including bill pay and international remittances.

Cuentas Rewards offers free long distance calling to its cardholders, who earn value with certain transactions. Our target demographic uses both internet and prepaid calling services to communicate with family members around the US and in their country. This added benefit is designed, at a very low cost, to provide extra benefits to our cardholders which should help to maintain and solidify valuable relationships with them.

Prepaid Debit Card Market Overview

The Research and Markets report titled “Prepaid Card Market: Payment Trends, Market Dynamics, and Forecasts 2020 - 2025” released in January 2020 states that “In the United States, prepaid cards remain the preferred choice for the unbanked market segment....” It also states that “The move towards a cashless society is substantial, further driving the prepaid card market.”

Major competitors to Cuentas are Green Dot, American Express Serve, Netspend Prepaid, Starbucks Rewards, Walmart Money card and Akimbo Prepaid.

Cuentas is strategically positioned in the marketplace to have a lower monthly fee and lower reload fees than most cards. Additional benefits and features should move the Cuentas card ahead of other offerings as consumers realize the value of the Cuentas wallet and Rewards program.

The Cuentas Technology platform

The Cuentas technology platform is comprised of CIMA Group’s Knetik and Auris software platforms. The platform is built on a powerful integrated component framework delivering a variety of capabilities accessible by a set of industry standard REST-based API endpoints. In addition to handling electronic transactions such as deposits and purchasing, the platform will have the capability of organizing virtual currencies into wallets, essentially future proofing it in todays’ evolving financial environment. It enables the organizing of the user’s monetary deposits into a tree-based set of wallets, through strictly enforced user permissions, to delineate proper controls in a tiered monetary asset organizational structure, thus providing a sound basis for family and/or corporate control and distribution of funds across individuals.

The Platform also contains a sound and proven gamification engine, capable of driving user behaviors in a manner that entices and rewards using incentivization based on proven behavioral science patterns. At the heart of this gamification engine lies a proven and robust rules engine which can easily integrate and modify process flows and orchestrations between disparate platforms, allowing for a quick and easy integration of complex, orchestrated integrations between internal process automation and invocations of external systems. The platform will provide Android and iOS software for users to execute a wide variety of transactions including, but not limited to, account balances, account transfers and in-app purchases. User messaging are also integrated and are achieved via SMS, email, in-app messaging, and voice.

The user management application uses rich metadata CRM and single-Sign-On (SSO) to track user behavior and personalize the user experience. It is fully integrated with our Strategic Partners, scalable and manages the digital ecosystem entitlements. The platform can process both physical and virtual goods, digital assets, real time currency value exchange, virtual currency support with current exchange rates and support nontraditional assets, in addition to credit card, POS, Debits, and digital wallet management.

The user management application uses rich metadata CRM and single-Sign-On (SSO) to track user behavior and personalize the user experience. The unique rules engine is capable of all aspects of gamification: badging, questing, leveling, points consumption, leader boards, loyalty and reward points and personalization with tracking and messaging to support behavior management. Business intelligence is used for reporting and communication of product management via Rate Deck Management, Pinless ANI Recognition, IV and Call Flows and Access Number Management. The platform has redundant reporting for enhanced billing and fraud control and itegrates customer service with Business Intelligence and platform integrity

The graphic below illustrates Cuentas’ strategic agreements with Sutton Bank and InComm, Sutton Bank is the Issuer of the Cuentas GPR card while the InComm “Processor” relationship provides access to many third party products and services.

Strategic Partners

Sutton Bank (“Sutton”)

Sutton is our issuing bank for the Cuentas Fintech Card. Sutton provides online banking direct deposit, bank accounts, telephone support and debit functionality for our GPR cards. Sutton is responsible for know your client (KYC) compliance and enables customers to open bank accounts electronically with non-conventional documentation that may not be accepted at traditional banks. They accept over 13 forms of identification, which, when used together with either Social Security or ITIN, can be used for confirmation of identity: Passport, Driver’s License, Matricula Consular, US Residency documentation, among others.

Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a five (5) year Processing Services Agreement (“PSA”) with Incomm, a leading payments technology company, to power and expand the Company’s GPR card network. Incomm distributes Gift and GPR Cards to over 210,000 U.S. retailers and has long standing partnerships with over 1,000 of the most recognized brands that are eligible for Cuentas’ Discount Purchase Platform. Through its 94% owned subsidiary, Next Cala Inc., Cuentas previously branded a GPR card program with Incomm and was paid approximately $300,000 to develop the Mio GPR card for the telecom sector.

Under the PSA, InComm, through its VanillaDirect network, will act as prepaid card processor and expand the Company’s GPR Card network. VanillaDirect is currently available at major retailers such as: Walmart, Seven Eleven, Walgreens, CVS Pharmacy, Rite Aid and many more. In addition, the Company will implement the VanillaDirect cash reload services into its 31,600 U.S. locations under SDI NEXT.

Under the PSA, Incomm will provide processing services, Data Storage Services, Account Servicing, Reporting, Output and Hot Carding services to the Company. Processing Services will consist mainly of Authorization and Transaction Processing Services whereas InComm will process authorizations for transactions made with or on a Prepaid Product, and any payments or adjustments made to a Prepaid Product. InComm will also process Company’s Data and post entries in accordance with the Specifications. Data Storage Services will consist mainly of storage of the Company’s Data in a format that is accessible online by Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. Incomm will also provide Web/API services for Prepaid Cuentas GPR applications and transactions.

In consideration for Incomm’s services the company will pay an initial Program Setup & Implementation Fees in the amount of $500,000, which of $300,000 will be paid at the earlier of the Launch Date or three (3) months after contract execution, then $50,000 each at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company will pay a minimum monthly fee of $30,000 starting on the fourth month of the first year following the launch of the Cuentas GPR card, $50,000 during the second year following the launch of the Cuentas GPR card and $75,000 thereafter. The Company will as also pay 0.25% of all funds added to the Cuentas GPR cards, excluding Vanilla Direct Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and Incomm.

SDI NEXT Distribution LLC (“SDI NEXT”)

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution in which it owns a 51% membership interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period. Fisk Holdings, LLC will contribute 30,000 (thirty thousand) active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid General Purpose Reload (“GPR”) cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed formation of an established distribution business for third-party gift cards, digital content, mobile top up, financial services and digital content, which presently includes more than 31,600 U.S. active Point of Sale locations, including store locations, convenience stores, bodegas, store fronts, etc. The parties agreed that additional product lines may be added with unanimous decision by the Managing Members of the LLC. During 2018, it was agreed between the parties to distribute the Company’s recently announced CUENTAS GPR card and mobile banking solution aimed to the unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 31,600 retail locations SDI presently serves. It was also agreed between the parties to renegotiate the terms of the Company’s investment in and SDI NEXT Distribution LLC once the development of the GPR card and the retail stores system are completed and the GPR card is ready for distribution in the retail locations of SDI.

Cuentas is currently offering discounted prices to its cardholders, through the Cuentas Wallet for the following digital products and services as illustrated in the graphic below. We intend to work to increase the quantity of offerings considerably in the future.

The below graphic illustrates the elements that Cuentas has strategically developed to provide marketplace advantages.

The Cuentas Competitive GPR Advantages

Cuentas strategic overview to augment growth and minimize churn is illustrated below. The goal is to offer the consumer a One Stop Shop, easy to use, mobile wallet that can solve many of their daily needs and desires while saving them time and money.

The Cuentas ECO System

Recent Developments

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as our business and operations. The extent to which COVID-19 impacts our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our business and results of operations may be materially adversely affected.

LimeCom, Inc. (LimeCom”)

Pursuant to the Share Purchase Agreement, dated September 19, 2017 (the “Limecom Purchase Agreement”), the Company had rights to rescind the Limecom Acquisition. On January 29, 2019, the Company and Heritage entered into an amendment to the Limecom Purchase Agreement (the “Amendment”) under which the parties agreed to extend the right of the Company to rescind the Limecome Acquisition at its discretion, and in connection therewith to return the shares of Limecom to Heritage in consideration for the following:

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

Entrance into a Term Sheet and Series of Integrated Agreements with Cima Telecom Inc. (“Cima”)

Series of Integrated Transactions

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements listed below.

License Agreement

Contemporaneously with the Transaction Closing, on December 31, 2019 (the “Effective Date”) the Company entered into the License Agreement. Pursuant to the License Agreement, the Company has an exclusive, non-transferable, non-sublicensable, royalty-free license to access and use the Knetik and Auris technology platforms (collectively, the “Licensed Technology”) in the form provided to the Company via the Hosting Services (as defined in the License Agreement) and solely within the FINTECH space for the Company’s business purposes. Under the License Agreement Cima Group received a 1-time licensing fee in the amount of $9,000,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. Pursuant to the License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first (1st) calendar year from the Effective Date, $300,000 to be paid on June 30, 2020; (ii) for the second (2nd) calendar year from the Effective Date, $500,000 to be paid on December 31, 2020; (iii) for the third (3rd) calendar year from the Effective Date, $700,000 to be paid on December 31, 2021; (iv) for the fourth (4th) calendar year from the Effective Date, $1,000,000 to be paid on December 31, 2022; (v) for the fifth (5th) calendar year from the Effective Date, $640,000 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640,000 to be paid on the anniversary date.

Voting Agreement

Contemporaneously with the Transaction Closing, on December 31, 2019, the Company entered into that certain voting agreement and proxy (the “Voting Agreement”), by and among the Company, Arik Maimon, the Company’s Chief Executive Officer, Michael De Prado, the Company’s President, Dinar, and CIMA. Pursuant to the Voting Agreement, each of CIMA, Dinar and Mr. De Prado shall have the right to designate one director to the Company’s Board of Directors and Mr. Maimon will have the right to designate two directors to the Board as promptly as practicable after the Transaction Closing. At each meeting of the Company’s stockholders at which the election of directors is to be considered, each of CIMA, Dinar, Mr. Maimon and Mr. De Prado shall have the right to designate one nominee for election at such meeting. Additionally, the Company has granted CIMA board observer rights whereby CIMA shall have the right to invite one representative to attend all meetings of the Board in a non-voting observer capacity. The size of the Board and appointee rights are subject to change in the event that the Company’s shares of Common Stock become listed on the NASDAQ Capital Market (or if there is any other similar transaction which ultimately involves the listing of the Company’s capital stock, whether Common Stock or any other class or series of capital stock of the Company, on any exchange affiliated with or similar to NASDAQ). Furthermore, pursuant to the Voting Agreement, each of Mr. Maimon and Mr. De Prado appointed each of CIMA and Dinar as their proxy and attorney-in-fact, with full with full power of substitution and resubstitution, to vote or act by written consent with respect to the shares of Voting Stock (as defined in the Voting Agreement) representing each individual’s pro rata percentage of the CIMA Proxy Stock and Dinar Proxy Stock (as defined in the Voting Agreement), as may be recalculated from time to time subject to the terms and conditions of the Voting Agreement, until the CIMA Warrant is exercised and until the Dinar Warrant is exercised, respectively.

Note and Warrant Purchase Agreement

Contemporaneously with the Transaction Closing, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) by and between the Company and CIMA, pursuant to which the Company made and sold to (i) CIMA a 3% convertible promissory note (the “Convertible Promissory Note”) in the principal amount of $9,000,000 and (ii) (a) CIMA a warrant (the “CIMA Warrant”) , to purchase from the Company an aggregate of duly authorized, validly issued, fully paid and nonassessable shares (the “Shares”) of common stock of the Company, par value $0.001 per share (the “Common Stock”), equal to twenty-five percent (25%) of shares of Common Stock or any other equity issued upon the conversion of the Series B preferred stock. The Purchase Agreement contained customary representations, warranties, covenants, and conditions, including indemnification. Among other conditions to closing, the Company has agreed to take all necessary steps to amend and restate its Articles of Incorporation (the “A&R Articles”) and to amend and restate its Bylaws (the “A&R Bylaws”) and properly file and effect such A&R Articles and A&R Bylaws with the Secretary of State of the State of Florida and the U.S. Securities and Exchange Commission, each as necessary, no later than June 30, 2020.

Convertible Promissory Note

Contemporaneously with the Transaction Closing, the Company made and sold to CIMA a convertible promissory note (the “CIMA Convertible Promissory Note”) in accordance with the Purchase Agreement. Pursuant to the Convertible Promissory Note, at any time on or before twelve (12) months after the date of the CIMA Convertible Promissory Note, CIMA may elect in its sole and absolute discretion to convert all unpaid principal and accrued and unpaid interest under the CIMA Convertible Promissory Note into 25% of the issued and outstanding Common Stock of the Company calculated on a fully diluted basis as of the conversion date, assuming the conversion, exercise, and exchange of all equity and debt securities of the Company which are convertible into, or exercisable or exchangeable for, Common Stock of the Company, but not including the Warrants. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 1,757,478 shares of Common Stock of the Company, which constitutes 25% of the issued and outstanding shares of Common Stock of the Company calculated on a fully diluted basis as of the same date.

Warrants

Contemporaneously with the Transaction Closing, the Company made and sold a warrant to each of (a) CIMA (the “CIMA Warrant”) and (b) Dinar (the “Dinar Warrant,” and together with the CIMA Warrant, the “Warrants”), each in accordance with the Purchase Agreement. Pursuant to the Warrants, upon exercise, each of CIMA and Dinar shall be entitled to purchase from the Company, in the aggregate, an amount of duly authorized, validly issued, fully paid and nonassessable shares of Common Stock equal to twenty-five percent (25%) of total outstanding shares of the Company on a fully-diluted basis (taking into account any warrants, options, debt convertible into shares or other rights underlying shares of the Company) as of the conversion date; provided, however, that each Warrant shall increase to include 25% of any additional shares (or warrants, options, debt convertible into shares or other rights underlying shares of the Company) of the Company only to the extent such shares are issued in breach of the Voting Agreement (as defined below). Pursuant to their terms, the Warrants are exercisable, in whole and not in part during the term commencing on December 31, 2019 and ending on the earlier of (a) thirty (30) days following the date on which the Company amends and restates its Articles of Incorporation, which is amendment and restatement is filed with and accepted by the Secretary of State of the State of Florida or (b) upon a Change of Control, as defined in the Warrants.

Asset Pledge Agreement

Contemporaneously with the Transaction Closing, the Company entered into an Asset Pledge Agreement with CIMA (the “Pledge Agreement”). Pursuant to the Pledge Agreement, the Company unconditionally and irrevocably pledged all of its rights, title and interest in and to the Licensed Technology and any rights and assets granted pursuant to the License Agreement to CIMA as a guarantee for the full and punctual fulfillment of its obligations under certain provisions of the Voting Agreement, and the issuance of the securities under the CIMA Convertible Promissory Note and the CIMA Warrant.

Side Letter Agreement

Contemporaneously with the Transaction Closing, the Company entered into a side letter agreement (the “Side Letter Agreement”), dated December 31, 2019, by and among the Company, Arik Maimon, Michael De Prado, Dinar and CIMA. Pursuant to the Side Letter Agreement, for as long as the License Agreement is in effect, the Convertible Promissory Note is outstanding and unpaid, or CIMA is a shareholder of the Company and owns at least 5% of the Company’s Common Stock, in addition to any other vote or approval required under the Company’s Articles of Incorporation, Bylaws, or any other agreement, each as amended from time to time, the Company has agreed not to take certain actions without certain approval thresholds of the directors appointed by CIMA, Dinar, Mr. Maimon and Mr. De Prado. These negative covenants restrict, among other things, the Company’s ability to incur additional debt, alter certain employment agreements currently in place, enter into any consolidation, combination, recapitalization or reorganization transactions, and issue additional capital stock. Additionally, pursuant to the Side Letter Agreement, upon conversion of the Convertible Promissory Note by CIMA, Cuentas shall have the primary right of first refusal, and each of Dinar, Mr. De Prado and Mr. Maimon have a secondary right of first refusal, to purchase any shares of Common Stock which CIMA intends to sell to the bona fide third party purchaser on the same terms and conditions as CIMA would have sold such shares of the Company’s Common Stock to any third party purchaser. Further, CIMA has a co-sale right to participate in a sale of shares of the Company’s Common Stock, in the event that Mr. De Prado, Mr. Maimon or any other director or officer of the Company holding greater than 1% of the Company’s Common Stock (on a fully diluted basis) proposes to sell any of his, her or its shares of Common Stock. In addition, CIMA and/or Dinar have been granted certain information rights, subject to their continued ownership of the CIMA Convertible Promissory Note or of 5% or more shares of the Company’s issued and outstanding Common Stock. Furthermore, pursuant to the Side Letter Agreement, upon a successful up-listing of the Company’s shares on the NASDAQ Capital Markets and once the market capitalization of the Company is greater than $50 million for a period of 10 consecutive trading days, Mr. Maimon and Mr. De Prado will have a right to earn a special bonus in the amount of $500,000 each.

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

Entrance into a Prepaid Services Agreement (PSA) with Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a five (5) year processing services agreement with Incomm, a leading payments technology company, to power and expand the Company’s GPR card network. Per the PSA, InComm, through its VanillaDirect network, will act as prepaid card processor and expand the Company’s GPR Card network. VanillaDirect is currently available at major retailers such as: Walmart, Seven Eleven, Walgreens, CVS Pharmacy, Rite Aid and many more. In addition, the Company will implement the VanillaDirect cash reload services into its 31,600 U.S. locations under SDI NEXT.

The GPR card is intended to be launched during the second quarter of 2020, provides comprehensive solution for the approximately twenty million unbanked community members in the United States, uniquely enabling access to the U.S. financial system to those without the necessary documentation to bank with the traditional financial institutions in the U.S. The GPR will provide an FDIC insured bank account and electronic wallet. The Cuentas FDIC insured bank account will be embed with functionality such as: international remittance, bill pay, ATM, direct deposit, cash reload and mobile banking capabilities. The Cuentas’ electronic wallet will have unique features such as, digital content, gaming, internet shopping, tolling and public transportation, food & restaurants as well as mobile topups.

Under the PSA, Incomm will provide processing services, Data Storage Services, Account Servicing, Reporting, Output and Hot Carding services to the Company. Processing Services will consist mainly of Authorization and Transaction Processing Services whereas InComm will process authorizations for transactions made with or on a Prepaid Product, and any payments or adjustments made to a Prepaid Product. InComm will also process Company’s Data and post entries in accordance with the Specifications. Data Storage Services will consist mainly of storage of the Company’s Data in a format that is accessible online by Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. Incomm will also provide Web/API services for Prepaid Cuentas GPR applications and transactions.

In consideration for Incomm’s services the company will pay an initial Program Setup & Implementation Fees in the amount of $500,000, which of $300,000 will be paid at the earlier of the Launch Date or three (3) months after contract execution, then $50,000 each at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company will pay a minimum monthly fee of $30,000 starting on the fourth month of the first year following the launch of the Cuentas GPR card, $50,000 during the second year following the launch of the Cuentas GPR card and $75,000 then after. The Company will as also pay an 0.25% of all funds added to Cuentas GPR cards excluding Vanilla Direct Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and Incomm in the future.

Next CALA

Our Next CALA subsidiary owned the NextCALA-branded Prepaid Visa® General Purpose Reloadable (“GPR”) prepaid debit cards, bearing the Next CALA Debit™ and Visa® logos but that program expired as the agreement with InComm was not renewed. The main reason this program was not renewed was because it was replaced by the new agreement with InComm and Sutton Bank for the Cuentas GPR card.

NxtGn

NxtGn. Our NxtGn subsidiary is a software company which designed and developed high performance video platforms, call processing engines, and worldwide telephony networks but these platforms have been replaced by recent technology acquisitions and are no longer part of our business plan.

Cuentas Mobile

Cuentas Mobile. Our Cuentas Mobile subsidiary is a Mobile Virtual Network Operator (or “MVNO”) which provided NextMobile360™ branded mobile phones and prepaid voice, text, and data mobile phone services to a customer base currently consisting of approximately 1,000 subscribers. The brand name of these services is being migrated to Cuentas Mobile. Cuentas Mobile operates this business pursuant to contracts with Sprint Corporation which allow Cuentas Mobile to use Sprint’s network infrastructure to operate a virtual telecommunications network providing voice, text, and data services of essentially the same quality as those Sprint provides to its own retail subscribers. MVNO Mobile Virtual Network Operators such as Cricket, Boost, Simple and Lyca Moble have been successful at creating brands, without owning the towers, hardware or network.

CUENTAS Mobile
is the cleverest way to live your mobile lifestyle. We are the only mobile service to provide mobile data plus US and international calling minutes with your mobile plan. There are no limits to your mobile lifestyle with CUENTAS MOBILE.

Graphic Description: Sample of creative message planned for future advertising campaign.

We believe that our potential customers worldwide will migrate away from legacy telephone and banking systems to enhanced mobility solutions, the Company’s technological advantage and the synergies created by its unique combination of reloadable bank card and mobile virtual network operator rights will make its products increasingly useful to un-banked, under-banked, under-served and other emerging niche markets.

M&M

M&M. Our M&M subsidiary is a wholesale and retail provider of domestic and international long-distance voice, text, and data telephony services to carriers and consumers in the United States and throughout the world. M&M holds International and Domestic Section 214 authority issued by the Federal Communications Commission. M&M operates the retail Tel3 business as a separate division. M&M has historically provided wholesale long distance telephone service to a number of leading domestic and international carriers.

The Transmission Medium. M&M uses both private and public Internet services to function as the backbone of the M&M Network.

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc., an entity controlled by our CEO, and had a related party payable balance of approximately $10,000 as of December 31, 2019 and $ 2,972,000 due to Next Communications, Inc. as of December 31, 2018. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc.

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

Employees

As of December 31, 2019, we have three (3) officers who have employment agreements. We have six full-time employees: our chief financial officer, chief Operation officer, compliance officer, VP Finance, IT Director and VP Retail Operations for the United States market. For more information relating to the employment agreements, please see the section below entitled “Item 11. Executive Compensation.”

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

We currently lease approximately 1,200 square feet of office space at 200 S Biscayne BLVD., 55TH Floor, Miami, FL, 33131 as our principal offices. We believe these facilities are in good condition, but that we may need to expand our leased space as our business efforts increase.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). On April 17, 2019, the Company entered into a settlement agreement (the “SVS Settlement Agreement”) with Comdata, Inc. d/b/a Stored Value Solutions (“SVS”) whereby the Company will pay a total of $37,500 over 7 months, starting July 1, 2019. Cuentas made its final payment to Comdata in Feb 2020 and received an Agreed Judgment of Dismissal from the court dated Feb 13, 2020.

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

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $528,000 arising. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has not accrued an estimated loss related to this complaint as of December 31, 2019 or December 31, 2018 given the premature nature of the motion.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019 related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Stock Purchase Agreement with Limecom was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless Cuentas/NGH from this and other debts, Cuentas hired an attorney and is defending itself vigorously in this case.

On May 1, 2019, the Company received a Notice of Demand for Arbitration (the “Demand”) from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

On January 24, 2020, the Company received a Corrected Notice of Hearing regarding Qualtel SA de CV, a Mexican Company vs Next Communications, Inc. for a “Plaintiff’s Motion for Order to Show Cause and/or for Contempt as to Non-Party, Cuentas, Inc.” The Company retained a counsel and will vigorously defend its position.

ITEM 4.	MINE SAFETY DISCLOSUES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is thinly traded on the OTCQB market. Without an active public trading market, a stockholder may not be able to liquidate their shares. The price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

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

The table below sets forth the high and low bid prices for our common stock as reflected on the OTC Bulletin Board for the last two fiscal years. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions, and do not necessarily represent prices at which actual transactions were affected. The priced set forth below were obtained from Yahoo Finance.

Common Stock

Year Ended December 31, 2019	High	Low
First Quarter	$3.95	$1.20
Second Quarter	$2.75	$0.85
Third Quarter	$3.95	$1.20
Fourth Quarter	$5.85	$2.1

Common Stock

Year Ended December 31, 2018	High	Low
First Quarter	$6.00	$1.48
Second Quarter	$9.90	$3.45
Third Quarter	$12.01	$7.24
Fourth Quarter	$17.40	$7.80

Holders of Common Stock

As of March 27, 2020, we had 6,071,285 common shares and 10,000,000 series B preferred shares issued and outstanding. Additionally, there were 212,044 options to purchase common stock issued of which 182,044 are exercisable as of March 31, 2020. Furthermore, there were 190,867 warrants to purchase common stock issued as of March 27, 2020. The Company is authorized to issue up to 360,000,000 shares of common stock and 50,000,000 blank check preferred stock, par value $0.001.

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

Recent Sales of Unregistered Securities

On January 31, 2019, the Company issued 16,667 shares of its Common Stock pursuant to a Common Stock subscription. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 31, 2019, the Company received $50,000 under a private placement of and issued 16,667 shares of its Common Stock and warrants to purchase up to 16,667 shares of its Common Stock at an exercise price equal to $3.25 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 31, 2019, the Company issued 17,333 shares of its Common Stock pursuant to a Common Stock subscription. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 31, 2019, the Company issued 107,910 shares of Common Stock to Heritage and its officers under the Amendment to rescind the Company’s option to sell the stock in Limecom back to Heritage. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

On February 28, 2019, The Company signed the Optima Term Sheet for a total investment of $2,500,000 over one year and received the first deposit of $500,000 on the same date. Under the Optima Term Sheet, it was agreed that the initial invested amount of $500,000 will in consideration for 166,667 shares of Common Stock of the Company. It was also agreed that Optima may purchase the Optima Convertible Note in the amount of $2,000,000, which may be funded on a quarterly basis. The term of the Optima Convertible Note shall be three years and it may be converted at a price per share equal to 75% of the public per share price on the date of conversion, but in any case, not less than $3 per share. Optima will additionally get a proxy to vote with the Controlling Shareholders of the Company’s par value $0.001 per Series B Preferred share (the “Preferred Stock”) held by the Company’s Chief Executive Officer and President.. The total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of the Optima Term Sheet. On May 10, 2019, the Company signed the First Amendment to the Optima Term Sheet with Optima Where Optima will make an additional deposit of $550,000 to the Company and that additional deposit will be provided to the Company in the form of a Convertible Note as discussed above. It was also agreed that Optima will provide an additional amount of $1,450,000 to the Company which will be provided in a form of a Convertible Note pursuant to the following schedule:

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

On August 12, 2019, the Company issued 166,666 shares of its Common Stock to Dinar Zuz pursuant to a securities purchase agreement entered into between the Company and Dinar Zuz on July 30, 2019. Additionally, the Company issued 333,334 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $1,000,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

On September 18, 2019, the Company issued 61,226 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

On October 23, 2019 Dinar Zuz provided an additional amount of $250,000 to the Company which was be provided in a form of the Optima Convertible Note pursuant to a securities purchase agreement between the Company and Optima, dated July 30, 2019.

On November 5, 2019 our Compensation Committee approved an issuance 200,000 Shares of Common Stock of the Company for certain employees of the Company at January 1, 2020 pursuant to the Company’s Share and Options Incentive Enhancement Plan (2016) (the “2016 Incentive Plan). The shares will have 3 years vesting period which third will be vested at January 1, 2020, third will be vested on December 31, 2021 and the third will be vested on December 31, 2022. The Company has estimated the fair value of such shares at $1,140,000. On January 14, 2020, the Company issued 58,334 shares of Common Stock to employees. All shares were issued pursuant to the Company’s Share and Options Incentive Enhancement Plan (2016). The Company has estimated the fair value of such shares at $332,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On December 31, 2019, the Company issued 65,334 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $372,404. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On December 31, 2019 and pursuant to the CIMA Convertible Promissory Note, CIMA exercised its option to convert the Convertible Promissory Note into 1,757,478 shares of Common Stock of the Company. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 3, 2020 Dinar Zuz provided an additional amount of $300,000 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. Additionally, on January 3, 2020, the Company issued 100,000 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $300,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 9, 2020, the Company issued 40,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated June 3, 2019. The fair market value of the shares at the issuance date was $240,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On January 14, 2020, the Company issued 124,668 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $890,323. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 10, 2019, the Company issued 10,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 3, 2020 Dinar Zuz provided an additional amount of $450,000 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. Additionally, on February 10, 2020 the Company issued 1,157,478 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

RESULTS OF OPERATIONS

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Year ended December 31,
	2019	2018
	Thousands	Thousands
Revenue from sales	$967	$24,983
Revenue, sales to related parties	-	49,667
Total revenue	$967	$74,650

Revenues during the year ended December 31, 2019 totaled $967,000 compared to $74,650,000 for the year ended December 31, 2018. The decrease in the total revenue is mainly due to the rescission of the LimeCom acquisition which was consolidated for the year ended December 31, 2018 and not consolidated in the year ended December 31, 2019. The Company no longer owns LimeCom as of January 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the year ended December 31, 2019 totaled $808,000 compared to $74,177,000 for the year ended December 31, 2018. The decrease in the total Cost of Revenue is mainly due to the rescission of the LimeCom acquisition which was consolidated for during the year ended December 31, 2018 and not consolidated in the year ended December 31, 2019. The Company no longer owns LimeCom as of January 2019.

Operating Expenses

Operating expenses totaled $2,305,000 during the year ended December 31, 2019 compared to $5,686,000 during the year ended December 31, 2018 representing a net decrease of $3,381,000. The decrease in the operating expenses is mainly due to Loss on disposal and impairment of assets in the amount of $1,917,000 that the Company recorded in 2018 and the rescission of the LimeCom acquisition which was consolidated for the full twelve months ended December 31, 2018 and not consolidated in the twelve-month period ended December 31, 2019. The Company no longer owns LimeCom as of January 2019.

Other Income

The Company recognized other income of $860,000 during the year ended December 31, 2019 compared to an income $1,628,000 during the year ended December 31, 2018. The net change from the prior period is mainly due to other income in the amount of $2,362,000 from the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000. It is also due to the change in the gain recognized on the fair value measurement of our derivative and stock-based liabilities. The fair value measurements related to derivative liabilities is driven by market inputs and inherently subject to volatility. Loss from Change in Fair Value of stock-based liabilities for year ended December 31, 2019 was $560,000 as compared to a gain of $2,314,000 for the year ended December 31, 2018.

Net Loss

We incurred a net loss of $1,320,000 for the year ended December 31, 2019, as compared to a net loss of $3,562,000 for the year ended December 31, 2018 for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2019, the Company had $16,000 of cash, total current assets of $165,000 and total current liabilities of $3,917,000 creating a working capital deficit of $3,752,000. Current assets as of December 31, 2019 consisted of $16,000 of cash, marketable securities in the amount of $1,000, related parties of $54,000 and other current assets of $94,000.

As of December 31, 2018, the Company had $154,000 of cash, total current assets of $4,033,000 and total current liabilities of $11,581,000 creating a working capital deficit of $7,548,000. Current assets as of December 31, 2018 consisted of $154,000 of cash, marketable securities in the amount of $79,000, accounts receivable net of allowance of $3,673,000, related parties of $36,000 and other current assets of $91,000.

The decrease in our working capital deficit was mainly attributable to the decrease of $1,659,000 in our trade account payables and decrease of $4,927,000 in our short-term related parties’ payables, which was mitigated by a decrease of $3,673,000 in our trade account receivables.

Net cash used in operating activities was $1,315,000 for the year ended December 31, 2019, as compared to cash used in operating activities of $517,000 for the year ended December 31, 2018. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital purposes.

Net cash used in investing activities was $0 for the year ended December 31, 2019, as compared to net cash generated from investing activities of $9,000 for the year ended December 31, 2018.

Net cash provided by financing activities was approximately $1,177,000 for the year ended December 31, 2019, as compared to approximately $587,000 for the year ended December 31, 2018. We have principally financed our operations in 2019 through the sale of our Common Stock and the issuance of debt.

Due to our operational losses, we have principally financed our operations through the sale of our Common Stock and the issuance of convertible debt.

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

On January 3, 2020 Dinar Zuz provided an additional amount of $300,000 to the Company which was to be provided in a form of a Convertible Note pursuant to a Securities Purchase Agreement which it entered into on July 30, 2019. On the same date the Company issued Dinar Zuz 100,000 shares of its Common Stock pursuant to the Dinar Subscription Agreement.

On March 3, 2020 Dinar Zuz provided an additional amount of $450,000 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. Additionally, on February 10, 2020 the Company issued 1,157,478 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700,000.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to allowances for impairment of intangible assets, fair value of stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and Going Concern.

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

In June 2018, the FASB issued Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial.

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

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-28 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On November 12, 2019, the Audit Committee of the board of directors (the “Board”) of the Company approved the appointment of Halperin Ilanit, CPA (“Halperin”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2019 and 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framwork). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Executive Officers

Name	Age	Position

Arik Maimon	44	Chief Executive Officer and Director

Ran Daniel	51	Chief Financial Officer

Michael De Prado	50	President and Director

Adiv Baruch	57	Director

Richard J. Berman	77	Director

Yochanon Bruk	42	Director

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

Adiv Baruch has been a director of the Company since May 2016. Mr. Baruch is a global leader anchors in the Israeli high-tech industry as well as the Chairman of Israeli Export and International cooperation Institute and several private and public companies. Adiv has over 28 years of experience in equity investment and operation management under distress. Also Mr. Baruch serves as chairman of Jerusalem Technology Investments Ltd. (“JTI”),. He also currently serves as Chairman of Maayan Ventures, a platform for investments in innovative technology companies. Mr. Baruch has served as a director of the Bank of Jerusalem, and he served as CEO of BOS Better Online Solutions, which, under this leadership, grew into a highly-successful company traded on NASDAQ under the symbol BOSC. Throughout his career, he has championed development and support of new talent in the high tech and entrepreneurial arenas. s He is a Technion graduate and the Chairman of the Institute of Innovation and Technology of Israel.

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

Jonathan Bruk is THE managing partner of Dinar Zuz LLC AND has served as a Director of the Company since December, 2019. Mr. Bruk joined Felman Trading in August 2009 as Logistics Manager and was appointed Corporate Logistics & Transportation Manager in 2011. In this role, he oversees the logistical operations and international distribution networks to ensure the seamless transportation of materials for Felman Production, CCMA, and a number of European-based companies that operate alongside Felman Trading.

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

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2019	$180,000	$93,740	$-	$-	$-	$10,000	$283,740
CEO	2018	180,000	$80,000	$302,984	$-	$-	$30,000	$592,984

Michael De Prado	2019	$130,000	$93,740	$-	$-	$-	$6,000	$229,740
President	2018	130,000	$80,000	$73,033	$-	$-	$22,000	$232,000

Ran Daniel	2019	$175,500	$-	$102,991	$-	$-	$-	$278,491
CFO	2018	$5,000	$-	$-	$-	$-	$-	$5,000

Outstanding Equity Awards at Fiscal Year End. As of December 31, 2019, there were 187,044 stock options issued with a weighted average exercise price of $7.28 and 157,044 exercisable with a weighted average exercise price of $8.10. As of December 31 2018, there were 137,044 stock options issued with a weighted average exercise price of $9.18 and 77,044 exercisable with a weighted average exercise price of $13.99.

On December 27, 2019, the Compensation Committee (the “Compensation Committee”) of our Board approved the amendments to the employment agreements with each of Arik Maimon and Michael De Prado. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements.

Pursuant to the terms of the New Employment Agreements, among other things:

(1)	Michael De Prado will receive the following compensation: (1) (a) a base salary of $265,000 per annum which will increase by a minimum $15,000 or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 100,000 stock options per year, with the exercise price valued based on the Company’s stock price at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) an $8,000 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(2)	Arik Maimon will receive the following compensation: (a) a base salary of $295,000 per annum which will increase by a minimum $15,000 or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 100,000 stock options per year, with share price valued at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) An $10,000 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(3)	Each of De Prado and Maimon will be employed for an initial term of five years which will automatically renew for successive one-year period unless either party terminates the New Employment Agreements with 90 days’ prior notice.

(4)	Upon the successful up-listing of the Company’s shares of common stock, par value $0.001 per share, to the Nasdaq Stock Market (“NASDAQ”), each executive would be entitled to receive a $250,000 bonus;

(5)	De Prado will be granted of 88,000 stock options and Maimon will be granted 110,000 stock options with the right to exercise the options to purchase the equivalent of a minimum of 4% and 5% of the Company’s issued and outstanding shares of Common Stock as of July 1, 2019, respectively;

(6)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(7)	Each of the Executives are entitled to Travel and expense reimbursement;

(8)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 30, 2020, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Percent of Class (**)	Number of Shares Beneficially Owned (*)
Arik Maimon	200 S. Biscayne Blvd., Suite 5500	8.77%	592,339
CEO	Miami, FL 33131

Michael De Prado	200 S. Biscayne Blvd., Suite 5500	5.80%	391,745	**
President	Miami, FL 33131

Adiv Baruch	200 S. Biscayne Blvd., Suite 5500	0.86%	58,334
Director	Miami, FL 33131

CIMA Telecom Inc. (1)	1728 Coral Way, 6th Floor	26.02%	1,757,478
	Miami, Florida 33145

Ran Daniel	200 S. Biscayne Blvd., Suite 5500 Miami, FL 33131	0.74%	50,000

Richard J. Berman Director	200 S. Biscayne Blvd., Suite 5500 Miami, FL 33131	0.81%	55,000

Yochanon Bruk (2)	1898 NW 74th Ave., Pembroke Pines, FL 33024	26.02%	1,757,478

All Directors and Officers as a Group (5 persons)		16.98%	1,147,418

5% or More Shareholders CIMA Telecom Inc. (1)	1728 Coral Way, 6th Floor Miami, Florida 33145	26.02%	1,757,478

Dinar Zuz LLC (2)	1898 NW 74th Ave., Pembroke Pines, FL 33024	26.02%	1,757,478

(1)	Pursuant to a Schedule 13G filed by CIMA Telecom Inc. with the SEC on January 10, 2020, CIMA Telecom Inc., a Florida corporation, is the beneficial owner of the shares disclosed therein.

(2)	Pursuant to a Schedule 13G filed by Dinar Zuz LLC with the SEC on March 5, 2020, Dinar Zuz LLC, a Florida limited liability corporation, is the beneficial owner of the shares reported therein,, and Yochanon Bruk (also known as Jonathan Bruk) is the Manager of Dinar Zuz LLC, and exercises voting and investment power over the shares of common stock. As a result Dinar Zuz and Yochanon Bruk may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the shares reported therein.

(*)	Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute Beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**)	Percent of class is calculated on the basis of the number of shares outstanding on March 30, 2020 of 6,775,529

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 27, 2019, the Compensation Committee of the Board of the Company approved the amendments to the employment agreements with each of Arik Maimon and Michael De Prado. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements. Pursuant to the terms of the New Employment Agreements, among other things:

(1)	Michael De Prado will receive the following compensation: (1) (a) a base salary of $265,000 per annum which will increase by a minimum $15 or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 100,000 stock options per year, with the exercise price valued based on the Company’s stock price at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) an $8,000 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(2)	Arik Maimon will receive the following compensation: (a) a base salary of $295,000 per annum which will increase by a minimum $15or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 100,000 stock options per year, with share price valued at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) An $10 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(3)	Each of De Prado and Maimon will be employed for an initial term of five years which will automatically renew for successive one-year period unless either party terminates the New Employment Agreements with 90 days’ prior notice.

(4)	Upon the successful up-listing of the Company’s shares of common stock, par value $0.001 per share, to the Nasdaq Stock Market (“NASDAQ”), each executive would be entitled to receive a $250,000 bonus;

(5)	De Prado will be granted of 88,000 stock options and Maimon will be granted 110,000 stock options with the right to exercise the options to purchase the equivalent of a minimum of 4% and 5% of the Company’s issued and outstanding shares of Common Stock as of July 1, 2019, respectively;

(6)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(7)	Each of the Executives are entitled to Travel and expense reimbursement;

(8)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The Company incurred audit fees during the year ended December 31, 2019 with Halperin Ilanit CPA totaling approximately $55,000. The Company incurred audit fees during the year ended December 31, 2018 with Halperin Ilanit CPA totaling approximately $50,000, with Marcum, LLP approximately $219,500 and with Assurance Dimensions approximately $5,000.

Audit-Related Fees

Our principal accountant did not provide audit related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal years ended December 31, 2019 and for the fiscal years ended December 31 2019.

Tax Fees

The Company incurred tax fees during the year ended December 31, 2019 totaling approximately $29,327. The Company incurred tax fees during the year ended December 31, 2019 totaling approximately $17,000.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

ITEM 16.	FORM 10-K SUMMARY

None.

CUENTAS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CUENTAS INC.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cuentas Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit and cash flows for the years in the period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of December 31, 2019, the Company has incurred accumulated deficit of $19,390 thousand and negative operating cash flows. These factor among others, as discussed in Note 1 to the consolidated financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of’ these uncertainties.

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

/s/Halperin Ilanit

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 30, 2020

We have served as the Company’s auditor since 2018

30 A’arba’a st. A’arba’a towers, Tel Aviv 6473926 | tel. +972-3-9335474 | fax. +972-3-9335466 | www.halperin-cpa.co.il

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	16	154
Marketable securities	1	79
Trade account receivables, net	-	3,673
Related parties	54	36
Other current assets	94	91
Total current assets	165	4,033

Property and Equipment, net (Note 4)	5	13
Intangible Assets (Note 2)	9,000	1,924
Total assets	9,170	5,970

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Trade payable	1,525	3,184
Other accounts liabilities (Note 5)	741	2,560
Deferred revenue	537	583
Notes and Loan payable	109	110
Convertible notes payable (Note 7)	250	-
Derivative liability	3	-
Related parties’ payables (Note 6)	10	4,919
Stock based liabilities	742	225
Total current liabilities	3,917	11,581

Related party payables – Long term (Note 6)	-	806
Derivative liabilities – long term	-	33
TOTAL LIABILITIES	3,917	12,420

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 8)
Common stock subscribed	-	100
Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of December 31, 2019 and 2018, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 4,639,139 and 1,588,942 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	5	2
Additional paid in capital	25,246	12,160
Accumulated deficit	(19,390)	(18,070)

Total Cuestas Inc. stockholders’ equity (deficit)	5,871	(5,798)

Non-controlling interest in subsidiaries	(618)	(652)
Total stockholders’ equity (deficit)	5,253	(6,450)
Total liabilities and stockholders’ equity (deficit)	9,170	5,970

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share and per share data)

	Year Ended December 31,
	2019	2018

REVENUE	967	74,650

COST OF REVENUE	808	74,177

GROSS PROFIT	159	473

OPERATING EXPENSES

General and administrative	2,305	3,769
Loss on disposal and impairment of assets	-	1,917
TOTAL OPERATING EXPENSES	2,305	5,686

OPERATING LOSS	(2,146)	(5,213)

OTHER INCOME, NET

Other income (expense), net	2,482	(331)
Interest expense	(1,092)	(978)
Gain on derivative liability	30	524
Gain from Change in extinguishment of debt	-	99
Gain (loss) from Change in fair value of stock-based liabilities	(560)	2,314
TOTAL OTHER INCOME, NET	860	1,628

NET LOSS BEFORE CONTROLLING INTEREST	(1,286)	(3,585)

NET INCOME (LOSS) ATTRIBUTILE TO NON-CONTROLLING INTEREST	(34)	23
NET LOSS ATTRIBUTILE TO CUENTAS INC.	(1,320)	(3,562)

Basic and Diluted net loss per share	(0.58)	(2.90)

Weighted average number of basic and diluted common shares outstanding	2,284,702	1,227,992

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	For the Year Ended December 31,
	2019	2018
Net loss	$(1,286)	$(3,585)
Other comprehensive income
Adoption of ASU 2016-01	-	300
Total comprehensive loss	(1,286)	(3,285)
Comprehensive income attributable to non-controlling interest	(34)	23
Comprehensive loss attributable to shareholders	$(1,320)	$(3,262)

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

												Non-Controlling Interest
	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Common Stock	Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’	Additional Paid-in	Accumulated	Total Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Loss	Deficit	Capital	Deficit	Interest	Total
Balance December 31, 2018	10,000,000	10	1,588,942	2		*	100	12,160	(18,070)	-	(5,798)	43	(695)	(652)	(6,450)

Committed shares issued	-	-	34,000	*		*	(100)	100	-	-	-	-	-	-	-
Shares issued for services	-	-	409,831	*	-	-	-	989	-	-	989	-	-	-	989
Shares issued for conversion of debt	-	-	2,090,811	2	-	-	-	11,016	-	-	11,018	-	-	-	11,018
Shares issued for cash**	-	-	407,645	1			-	538	-	-	539	-	-	-	539
Shares issued due to the Rescission of the Limecom Acquisition	-	-	107,910	*	-	-	-	376	-	-	376	-	-	-	376
Forgiveness of imputed interest on related party payable	-	-	-	-	-	-	-	67	-	-	67		-	-	67
Net income for year ending December 31, 2019	$-	-	-	-	-	-	-	-	(1,320)	-	(1,320)	-	34	34	(1,286)
Balance December 31, 2019	10,000,000	$10	4,639,139	5	$-	$-	$-	$25,246	$(19,390)	$-	$5,871	43	$(661)	(618)	5,253

*	less than $1.

**	Issuance cost during the period were $10

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(U.S. dollars in thousands, except share and per share data)

												Non-Controlling Interest
	Series B Preferred Stock		Common Stock		Common Stock to be Issued		Common Stock	Additional Paid-in	Accumulated	Other Comprehensive	Total Stockholders’	Additional Paid-in	Accumulated	Total Non- Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Loss	Deficit	Capital	Deficit	Interest	Total
Balance December 31, 2017	10,000,000	10	1,140,398	1	-	-	400	9,555	(14,208)	(300)	(4,542)	42	(672)	(630)	(5,172)

Committed shares issued	-	-	39,070	*	-	-	(400)	400	-	-	-	-	-	-	-
Adoption of ASU 2016-01	-	-	-	-	-	-	-	-	(300)	300	-	-	-	-	-
Shares issued for services	-	-	13,333	*	-	-	-	60	-	-	60	-	-	-	60
Shares issued for conversion of debt	-	-	4,167	*	-	-	-	37	-	-	37	-	-	-	37
Extinguish of liability upon shares issuance	-	-	206,811	-	-	-	-	893	-	-	893	-	-	-	893
Issuance of common stock, net of issuance cost **	-	-	185,163	1			-	534	-	-	535	-	-	-	535
Warrants and Stock options compensation	-	-	-	-	-	-	-	444	-	-	444	-	-	-	444
Common stock subscribed	-	-	-	-	-	-	100	-	-	-	100	-	-	-	100
Forgiveness of imputed interest on related party payable	-	-	-	-	-	-	-	237	-	-	237	1	-	1	238
Net income for year ending December 31, 2018	-	-	-	-	-	-	-	-	(3,562)	-	(3,562)	-	(23)	(23)	(3,585)
Balance December 31, 2018	10,000,000	$10	1,588,942	$2	-	$-	$100	$12,160	$(18,070)	$-	$(5,798)	$43	$(695)	$(652)	(6,450)

*	less than $1.

**	Issuance cost during the period were $18

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2019		2018
Cash Flows from Operating Activities:
Net loss		$(1,286)	$(3,585)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and Shares issued for services		487	943
Imputed interest		67	237
Available for sale securities		78	171
Gain from extinguishment of short-term loans		-	(99)
Interest expense and Debt discount amortization		1,017	72
Excess loss on derivative liability		(30)	(514)
License fee amortization		-	35
Loss due to Settlement		-	84
Loss on disposal and impairment of assets		-	1,917
Gain on fair value measurement of stock-based liabilities		560	(2,314)
Depreciation expense		1	2
Amortization of intangible assets		-	428
Changes in Operating Assets and Liabilities:
Accounts receivable		18	3,960
Other receivables		(24)	142
Accounts payable		(217)	(2,384)
Related party, net		(2,356)	84
Other accounts payables		416	407
Deferred revenue		(46)	(103)
Other long-term liabilities		-	-
Net Cash Used by Operating Activities		(1,315)	(517)

Cash Flows from Investing Activities:
Purchase of equipment		-	(9)

Net Cash Provided by Investing Activities		-	(9)

Cash Flows from Financing Activities:
Repayments of loans payable		-	(36)
Proceeds from (Repayments of) convertible notes		250	(12)
Related parties, net		(664)	-
Proceeds from common stock subscriptions		-	100
Proceeds from issuance of shares, net of issuance cost		1,591	535
Net Cash Provided by Financing Activities		1,177	587

Net Increase (Decrease) in Cash		(138)	61
Cash at Beginning of Period		154	93
Cash at End of Period		16	$154

Supplemental disclosure of cash flow information
Cash paid for interest		$-	$37
Cash paid for income taxes	$		$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal		$-	$27
Common Stock issued for conversion of convertible note issued against Other Assets		$9,000	-
Common stock issued for conversion of convertible accrued interest		$-	$195
Common stock issued for settlement of stock-based liabilities		$735	$893
Common stock issued for settlement of common stock subscribed		$100	$400

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is focused on financial technology (“FINTECH”) services, delivering mobile banking, online banking, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from the sales of prepaid and wholesale calling minutes. Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market.

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”), Next Cala, Inc (94% owned) (“Cala”), NxtGn, Inc. (65% owned) (“NxtGn”) and Cuentas Mobile LLC (formerly Next Mobile 360, LLC. - 100% owned). Additionally, Next Cala, Inc. had a 60% interest in NextGlocal Inc. (“Next Glocal”), a subsidiary formed in May 2016 and which was dissolved on September 27, 2019. Tel3, a business segment of Meimoun and Mammon , LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. On October 23, 2017, the Company acquired 100% of the outstanding shares in Limecom, Inc, (“Limecom” and such acquisition, the “Limecom Acquisition”) from Heritage Ventures Limited (“Heritage”). On January 30, 2019, the Company exercised a right to rescind the Acquisition, principally in an effort to reduce the Company’s continuing debt obligations associated with the Acquisition.

M&M was formed under the laws of the State of Florida on May 21, 2001 as a real estate investment company. During the year ended December 31, 2010, M&M began winding down real estate operations and commenced the business of providing telecommunications services. M&M acquired telecom registrations, licenses and authorities to provide telecom services to the retail and wholesale markets including sales of prepaid long-distance telecom services and Mobile Virtual Network Operator (known as MVNO) services. The services are sold under the brand name Cuentas Mobile and through the subsidiary of the same name.

Next Cala was formed under the laws of Florida on July 10, 2009 for the purpose of offering prepaid and reloadable debit cards to the retail market. Cala serves consumers in the underbanked and unbanked populations through Incomm, a leading provider of third-party gift cards, general purpose reloadable (known as GPR) debit cards and payment remittance services worldwide.

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

CUENTAS, INC.

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

On January 30, 2019, the Company rescinded the acquisition of Limecom, Inc. Therefore, and in accordance with ASC Topic 360, the Company recorded in 2018 an asset impairment charges of $1,917 which is included in the consolidated statements of operations within loss on disposal and impairment of assets; $1,334 of the total impairment charge related to Goodwill and the remaining $583 related to intangible assets

Pro forma results

The following are unaudited pro forma financial information for the year ended December 31, 2018 and presents the condensed consolidated statements of operations of the Company due to the rescission of the Limecome Acquisition as described above, as if the Limecom Acquisition had not occurred. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s condensed consolidated statements of operations that would have been reported had the Limecom Acquisitions not been completed as of the beginning of the period presented and should not be taken as indicative of the Company’s future condensed consolidated statements of operations.

Year Ended
December 31,
2018 (In thousands)
Revenues	$1,088
Net Income before controlling Interest	334
Net Income	353
Basic net income earnings per common share (in U.S Dollars)	0.30
Diluted net income earnings per common share (in U.S Dollars)	$0.27

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2019, the Company had approximately $16 in cash and cash equivalents, approximately $3,752 in negative working capital, and an accumulated deficit of approximately $19,390. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – Cima Telecom Inc.

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements listed below.

License Agreement

Contemporaneously with the Transaction Closing, on December 31, 2019 (the “Effective Date”) the Company entered into the License Agreement. Pursuant to the License Agreement, the Company has an exclusive, non-transferable, non-sublicensable, royalty-free license to access and use the Knetik and Auris technology platforms (collectively, the “Licensed Technology”) in the form provided to the Company via the Hosting Services (as defined in the License Agreement) and solely within the FINTECH space for the Company’s business purposes. Under the License Agreement Cima Group received a 1-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 1,757,478 shares of Common Stock of the Company.

Pursuant to the License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first (1st) calendar year from the Effective Date, $300 to be paid on June 30, 2020; (ii) for the second (2nd) calendar year from the Effective Date, $500 to be paid on December 31, 2020; (iii) for the third (3rd) calendar year from the Effective Date, $700 to be paid on December 31, 2021; (iv) for the fourth (4th) calendar year from the Effective Date, $1,000 to be paid on December 31, 2022; (v) for the fifth (5th) calendar year from the Effective Date, $640 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640 to be paid on the anniversary date.

Voting Agreement

Contemporaneously with the Transaction Closing, on December 31, 2019, the Company entered into that certain voting agreement and proxy (the “Voting Agreement”), by and among the Company, Arik Maimon, the Company’s Chief Executive Officer, Michael De Prado, the Company’s President, Dinar, and CIMA. Pursuant to the Voting Agreement, each of CIMA, Dinar and Mr. De Prado shall have the right to designate one director to the Company’s Board of Directors and Mr. Maimon will have the right to designate two directors to the Board as promptly as practicable after the Transaction Closing. At each meeting of the Company’s stockholders at which the election of directors is to be considered, each of CIMA, Dinar, Mr. Maimon and Mr. De Prado shall have the right to designate one nominee for election at such meeting. Additionally, the Company has granted CIMA board observer rights whereby CIMA shall have the right to invite one representative to attend all meetings of the Board in a non-voting observer capacity. The size of the Board and appointee rights are subject to change in the event that the Company’s shares of Common Stock become listed on the NASDAQ Capital Market (or if there is any other similar transaction which ultimately involves the listing of the Company’s capital stock, whether Common Stock or any other class or series of capital stock of the Company, on any exchange affiliated with or similar to NASDAQ). Furthermore, pursuant to the Voting Agreement, each of Mr. Maimon and Mr. De Prado appointed each of CIMA and Dinar as their proxy and attorney-in-fact, with full with full power of substitution and resubstitution, to vote or act by written consent with respect to the shares of Voting Stock (as defined in the Voting Agreement) representing each individual’s pro rata percentage of the CIMA Proxy Stock and Dinar Proxy Stock (as defined in the Voting Agreement), as may be recalculated from time to time subject to the terms and conditions of the Voting Agreement, until the CIMA Warrant is exercised and until the Dinar Warrant is exercised, respectively.

Note and Warrant Purchase Agreement

Contemporaneously with the Transaction Closing, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) by and between the Company and CIMA, pursuant to which the Company made and sold to (i) CIMA a 3% convertible promissory note (the “Convertible Promissory Note”) in the principal amount of $9,000 and (ii) (a) CIMA a warrant (the “CIMA Warrant”) , to purchase from the Company an aggregate of duly authorized, validly issued, fully paid and nonassessable shares (the “Shares”) of common stock of the Company, par value $0.001 per share (the “Common Stock”), equal to twenty-five percent (25%) of shares of Common Stock or any other equity issued upon the conversion of the Series B preferred stock. The Purchase Agreement contained customary representations, warranties, covenants, and conditions, including indemnification. Among other conditions to closing, the Company has agreed to take all necessary steps to amend and restate its Articles of Incorporation (the “A&R Articles”) and to amend and restate its Bylaws (the “A&R Bylaws”) and properly file and effect such A&R Articles and A&R Bylaws with the Secretary of State of the State of Florida and the U.S. Securities and Exchange Commission, each as necessary, no later than June 30, 2020.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Convertible Promissory Note

Contemporaneously with the Transaction Closing, the Company made and sold to CIMA a convertible promissory note (the “CIMA Convertible Promissory Note”) in accordance with the Purchase Agreement. Pursuant to the Convertible Promissory Note, at any time on or before twelve (12) months after the date of the CIMA Convertible Promissory Note, CIMA may elect in its sole and absolute discretion to convert all unpaid principal and accrued and unpaid interest under the CIMA Convertible Promissory Note into 25% of the issued and outstanding Common Stock of the Company calculated on a fully diluted basis as of the conversion date, assuming the conversion, exercise, and exchange of all equity and debt securities of the Company which are convertible into, or exercisable or exchangeable for, Common Stock of the Company, but not including the Warrants. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 1,757,478 shares of Common Stock of the Company, which constitutes 25% of the issued and outstanding shares of Common Stock of the Company calculated on a fully diluted basis as of the same date.

Warrants

Contemporaneously with the Transaction Closing, the Company made and sold a warrant to each of (a) CIMA (the “CIMA Warrant”) and (b) Dinar (the “Dinar Warrant,” and together with the CIMA Warrant, the “Warrants”), each in accordance with the Purchase Agreement. Pursuant to the Warrants, upon exercise, each of CIMA and Dinar shall be entitled to purchase from the Company, in the aggregate, an amount of duly authorized, validly issued, fully paid and nonassessable shares of Common Stock equal to twenty-five percent (25%) of total outstanding shares of the Company on a fully-diluted basis (taking into account any warrants, options, debt convertible into shares or other rights underlying shares of the Company) as of the conversion date; provided, however, that each Warrant shall increase to include 25% of any additional shares (or warrants, options, debt convertible into shares or other rights underlying shares of the Company) of the Company only to the extent such shares are issued in breach of the Voting Agreement (as defined below). Pursuant to their terms, the Warrants are exercisable, in whole and not in part during the term commencing on December 31, 2019 and ending on the earlier of (a) thirty (30) days following the date on which the Company amends and restates its Articles of Incorporation, which is amendment and restatement is filed with and accepted by the Secretary of State of the State of Florida or (b) upon a Change of Control, as defined in the Warrants.

Asset Pledge Agreement

Contemporaneously with the Transaction Closing, the Company entered into an Asset Pledge Agreement with CIMA (the “Pledge Agreement”). Pursuant to the Pledge Agreement, the Company unconditionally and irrevocably pledged all of its rights, title and interest in and to the Licensed Technology and any rights and assets granted pursuant to the License Agreement to CIMA as a guarantee for the full and punctual fulfillment of its obligations under certain provisions of the Voting Agreement, and the issuance of the securities under the CIMA Convertible Promissory Note and the CIMA Warrant.

Side Letter Agreement

Contemporaneously with the Transaction Closing, the Company entered into a side letter agreement (the “Side Letter Agreement”), dated December 31, 2019, by and among the Company, Arik Maimon, Michael De Prado, Dinar and CIMA. Pursuant to the Side Letter Agreement, for as long as the License Agreement is in effect, the Convertible Promissory Note is outstanding and unpaid, or CIMA is a shareholder of the Company and owns at least 5% of the Company’s Common Stock, in addition to any other vote or approval required under the Company’s Articles of Incorporation, Bylaws, or any other agreement, each as amended from time to time, the Company has agreed not to take certain actions without certain approval thresholds of the directors appointed by CIMA, Dinar, Mr. Maimon and Mr. De Prado. These negative covenants restrict, among other things, the Company’s ability to incur additional debt, alter certain employment agreements currently in place, enter into any consolidation, combination, recapitalization or reorganization transactions, and issue additional capital stock. Additionally, pursuant to the Side Letter Agreement, upon conversion of the Convertible Promissory Note by CIMA, Cuentas shall have the primary right of first refusal, and each of Dinar, Mr. De Prado and Mr. Maimon have a secondary right of first refusal, to purchase any shares of Common Stock which CIMA intends to sell to the bona fide third party purchaser on the same terms and conditions as CIMA would have sold such shares of the Company’s Common Stock to any third party purchaser. Further, CIMA has a co-sale right to participate in a sale of shares of the Company’s Common Stock, in the event that Mr. De Prado, Mr. Maimon or any other director or officer of the Company holding greater than 1% of the Company’s Common Stock (on a fully diluted basis) proposes to sell any of his, her or its shares of Common Stock. In addition, CIMA and/or Dinar have been granted certain information rights, subject to their continued ownership of the CIMA Convertible Promissory Note or of 5% or more shares of the Company’s issued and outstanding Common Stock. Furthermore, pursuant to the Side Letter Agreement, upon a successful up-listing of the Company’s shares on the NASDAQ Capital Markets and once the market capitalization of the Company is greater than $50 million for a period of 10 consecutive trading days, Mr. Maimon and Mr. De Prado will have a right to earn a special bonus in the amount of $250 each.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a five (5) year Processing Services Agreement (“PSA”) with Incomm, a leading payments technology company, to power and expand the Company’s GPR card network. Incomm distributes Gift and GPR Cards to over 210,000 U.S. retailers and has long standing partnerships with over 1,000 of the most recognized brands that are eligible for Cuentas’ Discount Purchase Platform. Through its 94% owned subsidiary,

Under the PSA, Incomm will provide processing services, Data Storage Services, Account Servicing, Reporting, Output and Hot Carding services to the Company. Processing Services will consist mainly of Authorization and Transaction Processing Services whereas InComm will process authorizations for transactions made with or on a Prepaid Product, and any payments or adjustments made to a Prepaid Product. InComm will also process Company’s Data and post entries in accordance with the Specifications. Data Storage Services will consist mainly of storage of the Company’s Data in a format that is accessible online by Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. Incomm will also provide Web/API services for Prepaid Cuentas GPR applications and transactions.

In consideration for Incomm’s services the company will pay an initial Program Setup & Implementation Fees in the amount of $500, which of $300will be paid at the earlier of the Launch Date or three (3) months after contract execution, then $50,000 each at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company will pay a minimum monthly fee of $30 starting on the fourth month of the first year following the launch of the Cuentas GPR card, $50 during the second year following the launch of the Cuentas GPR card and $75 thereafter. The Company will as also pay 0.25% of all funds added to the Cuentas GPR cards, excluding Vanilla Direct Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and Incomm.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to allowances for impairment of intangible assets, fair value of stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable and Going Concern.

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

Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. The Company held no cash equivalents as of December 31, 2019 or 2018. As of December 31, 2019, and 2018, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250.

Marketable securities

The Company accounts for investments in marketable securities in accordance with ASC Topic 320-10, “Investments - Debt and Equity Securities” (“ASC Topic 320-10”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reassesses such determination at each balance sheet date. The investments in marketable securities covered by ASC Topic 320-10 that were held by the Company during the reported periods were designated by management as trading securities. Trading securities are stated at market value. The changes in market value are charged to financing income or expenses. During the year ended December 31, 2017, the Company acquired 50,000 shares of common stock of Green Spirit Industries, a publicly held company, as a referral fee. The total value of the common shares was recorded as other income using the price of the common stock as quoted on Nasdaq on the date received resulting in other income of $550. Trading losses for the years 2019 and 2018 amounted to approximately $78 and $171 respectively.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is post due, the customer’s current ability to pay and available information about the credit risk on such customers. There was an allowance for doubtful accounts of $20 as of December 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. As a result, during the year ended December 31, 2018, the Company recorded asset impairment charges of $1,917 which is included in the consolidated statements of operations within loss on disposal and impairment of assets; $1,334 of the total impairment charge related to Goodwill and the remaining $583 related to intangible assets. The Company did not record impairment losses during the year ended December 31, 2019.

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

A summary of the changes in derivative liabilities balance for the year ended December 31, 2019 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2017	$574
Change in fair value	(514)
Reclassification due to conversion	(27)
Balance, December 31, 2018	33
Change in fair value	(30)
Change due to conversion	-
Balance, December 31, 2019	$3

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

	December 31, 2019	December 31, 2018
Common stock price	5.7	3.00
Expected volatility	220%	233%
Expected term	0.25 years	.1.25 years
Risk free rate	1.55%	2.56%
Forfeiture rate	0%	0%
Expected dividend yield	0%	0%

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	1	-	-	1
Total assets	1	-	-	1

Liabilities:
Stock based liabilities	742	-	-	742
Short term derivative value	3	-	-	3
Total liabilities	745	-	-	745

	Balance as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	79	-	-	79
Total assets	79	-	-	79

Liabilities:
Stock based liabilities	225	-	-	225
Long term derivative value	33	-	-	33
Total liabilities	258	-	-	258

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

At December 31, 2019, potentially dilutive securities consisted of 264,251 shares which the Company is obligated to issue and 212,044 options to purchase of common stock at prices ranging from $2.09 to $54 per share. Of these potentially dilutive securities, only 264,251 shares which the Company is obligated to issue and 140,000 options to purchase of common stock at price of $2.675 per share are included in the computation of diluted earnings per share. Additionally, the Company had A Convertible note totaling $250,000 representing an additional 83,334 common shares included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive. The effects of these notes, common shares subscribed and common shares committed have been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2019.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $25 and $46 of advertising costs during the years ended December 31, 2019 and 2018, respectively.

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

In June 2018, the FASB issued Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The amendments in this Update expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Company adopted ASU 2018-07 effective January 1, 2019, and the adoption of this standard did not have a material impact on the Company’s consolidated financial

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. The amendments in this Update related to separating components of a contract affect the amendments in Update 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this Update, the effective date and transition requirements for the amendments in this Update related to separating components of a contract are the same as the effective date and transition requirements in Update 2016-02. For entities that have adopted Topic 842 before the issuance of this Update, the transition and effective date of the amendments related to separating components of a contract in this Update are as follows: 1. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity. 2. The practical expedient may be applied either retrospectively or prospectively. All entities, including early adopters, that elect the practical expedient related to separating components of a contract in this Update must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 4 – PROPERTY AND EQUIPRMNET, NET

Property and equipment, net, consisted of the following:

	December 31,
	2019	2018

Office Equipment	$9	$17

Less—accumulated depreciation	(4)	(4)

	$5	$13

Depreciation expenses were $1 and $2 in the years ended December 31, 2019 and 2018, respectively.

NOTE 5 – OTHER ACCOUNTS LIABILITIES

	December 31, 2019	December 31, 2018
Settlements payable	$-	$1,029
Accrued expenses and other liabilities	201	564
Accrued salaries and wages	540	967
Total	$741	$2,560

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the years ended December 31, 2019 and 2018. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a plan of reorganization for Next Communications, Inc. whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the related party payable balance. On March 5, 2019, Cuentas paid $60,000 to the trust account of the specific creditor and on May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

Related parties balances at December 31, 2019 and December 31, 2018 consisted of the following:

Due from related parties

	December 31, 2019	December 31, 2018
	(dollars in thousands)
(a) Glocal Payments Solutions Inc. (d/b/a Glocal Card Services)	-	36
(f) Next Cala 360	54	-
Total Due from related parties	54	36

Related party payables, net of discounts

	December 31, 2019	December 31, 2018
	(dollars in thousands)
(b) Due to Next Communications, Inc. (current)	$10	$2,972
(c) Due to Asiya Communications SAPI de C.V. (current)	-	26
(d) Michael De Prado (current)	-	100
(e) Orlando Taddeo	-	2,613
(f) Next Cala 360 (current)	-	14
Total Due from related parties	$10	$5,725

(a)	Glocal Payments Solutions Inc. (d/b/a Glocal Card Services) is the Company’s partner in the NextGlocal Inc. Next Glocal Inc. was dissolved on September 27, 2019.

(b)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and serves as the Chief Executive Officer. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc..

(c)	Asiya Communications SAPI de C.V.is a telecommunications company organized under the laws of Mexico, in which the Company’s Chief Executive Officer holds a substantial interest and is involved in active management.

(d)	Michael De Prado is the Company’s President. On February 28, 2019, the Company issued 66,402 shares of its Common Stock in settlement of this debt.

(e)	Represents the amount due to Orlando Taddeo from the Limecom Acquisition.

(f)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

During the twelve months period ended December 31, 2019, the Company recorded interest expense of $67, using an interest rate equal to that on the outstanding convertible notes payable as imputed interest on the related party payable due to Next Communications. During the year ended December 31, 2018, the Company recorded interest expense of $237 using an interest rate equal to that on the outstanding convertible notes as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Trade Accounts Receivable, Related Parties

The Company had no outstanding accounts receivable from any related parties as of December 31, 2019. The Company had outstanding accounts receivable of $3,006 from related parties as of December 31, 2018 of which $2,989 was due from Rubelite- C (which is a related to one the Company’s shareholders of the Company and a former owner of Limecom), $8 was due from Next Cala 360 and $39 was due from Asiya Communications SAPI de C.V. The accounts receivable was recorded as a result of the sale of wholesale telecommunications minutes to these entities.

Revenues (Related Parties)

The Company made sales to and generated revenues from related parties of $0 and $49,667 during the years ended December 31, 2019 and 2018, respectively, as itemized below:

	For the Year Ended December 31,
	2019	2018
Next Communications, Inc.	-	14,310
VTX Corporation (a)	-	11,890
Airtime Sp.z.o.o.	-	5,095
Asiya Communications SAPI de C.V.	-	15,383
RUBELITE - C (a)	-	2,989
Total	-	49,667

(a)	Corporations that are owned by one of the Company’s shareholders and a former owner of Limecom

Costs of Revenues (Related Parties)

The Company made purchases from related parties totaling $0 and $59,217 during the years ended December 31, 2019 and 2018, respectively, as itemized below:

	For the Year Ended December 31,
	2019	2018
Next Communications, Inc.	-	14,310
VTX Corporation	-	24,017
Airtime Sp.z.o.o.	-	5,529
Asiya Communications SAPI de C.V.	-	15,361
Total	-	59,217

Employment Agreement

On December 27, 2019, the Compensation Committee of the Board of the Company approved the amendments to the employment agreements with each of Arik Maimon and Michael De Prado. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements. Pursuant to the terms of the New Employment Agreements, among other things:

(1)	Michael De Prado will receive the following compensation: (1) (a) a base salary of $265 per annum which will increase by a minimum $15 or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 100,000 stock options per year, with the exercise price valued based on the Company’s stock price at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) an $8,000 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(2)	Arik Maimon will receive the following compensation: (a) a base salary of $295per annum which will increase by a minimum $15or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 100,000 stock options per year, with share price valued at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) An $10 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(3)	Each of De Prado and Maimon will be employed for an initial term of five years which will automatically renew for successive one-year period unless either party terminates the New Employment Agreements with 90 days’ prior notice.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(4)	Upon the successful up-listing of the Company’s shares of common stock, par value $0.001 per share, to the Nasdaq Stock Market (“NASDAQ”), each executive would be entitled to receive a $250 bonus;

(5)	De Prado will be granted of 88,000 stock options and Maimon will be granted 110,000 stock options with the right to exercise the options to purchase the equivalent of a minimum of 4% and 5% of the Company’s issued and outstanding shares of Common Stock as of July 1, 2019, respectively;

(6)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(7)	Each of the Executives are entitled to Travel and expense reimbursement;

(8)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

NOTE 7 – STOCK OPTIONS

The following table summarizes all stock option activity for the year ended December 31, 2019:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2018	162,044	$16.09
Granted	50,000	2.09
Forfeited	-	-
Outstanding, December 31, 2019	212,044	$12.79

The following table discloses information regarding outstanding and exercisable options at December 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	0.25	25,000	$54.00
21.00	47,044	21.00	1.49	47,044	21.00
3.00	90,000	3.00	4.71	60,000	3.00
2.09	50,000	2.09	2.24	50,000	2.09
	212,044	$12.79	1.39	182,044	$14.40

The following table summarizes all stock option activity for the year ended December 31, 2018:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2017	105,378	$39.27
Granted	90,000	3.00
Forfeited	(33,334)	54.00
Outstanding, December 31, 2018	162,044	$16.09

CUENTAS, INC.

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

On March 21, 2019, the Company issued 50,000 options to its Chief Financial Office. The options carry an exercise price of $2.09 per share. All the options were vested immediately. The Options are exercisable until March 20, 2024. The Company has estimated the fair value of such options at a value of $103 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	2.09
Dividend yield	0%
Risk-free interest rate	2.18%
Expected term (years)	5
Expected volatility	281%

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

During the year ended December 31, 2019, the Company recorded an option-based compensation expense of $218, leaving an unrecognized expense associated with these grants of $120 as of December 31, 2019.

During the year ended December 31, 2018, the Company recorded an option-based compensation expense of $218, leaving an unrecognized expense associated with these grants of $235 as of December 31, 2018.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

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

Common Stock Activity During the Year Ended December 31, 2019

The following summarizes the Common Stock activity for the year ended December 31, 2019:

Summary of Common Stock activity for the year ended December 31, 2019	Outstanding shares
Balance, December 31, 2018	1,588,942
Shares issued for Common Stock subscriptions	441,645
Shares issued due to conversion of Convertible Promissory Note	2,090,811

Shares issued for services	100,334
Shares issued due to the rescission of Limecom acquisition	107,910
Shares issued as settlement of debt	309,497
Balance, December 31, 2019	4,639,139

On January 31, 2019, the Company issued 16,667 shares of Common Stock pursuant to a securities purchase agreement dated September 21, 2018 (the “Subscription Date”). The fair market value of the shares at the Subscription Date was $50,000.

On January 31, 2019, the Company received $50 under a private placement of equity and issued 16,667 shares of its Common Stock and warrants to purchase up to 16,667 shares of its Common Stock at an exercise price equal to $3.25 per share under a private placement of securities which closed on December 13, 2018.

On January 31, 2019, the Company issued 17,333 shares of Common Stock pursuant to a securities purchase agreement. The fair market value of the shares at the Subscription Date was $50.

On January 31, 2019, the Company issued 107,910 shares of Common Stock to Heritage and its officers under the Amendment to rescind the Company’s option to sell the stock in Limecom back to Heritage.

On February 12, 2019, the Company issued warrants to purchase up to 35,834 shares of its Common Stock at an exercise price equal to $3.25 per share under the October 25, 2018 private placement.

On February 28, 2018, the Company issued 309,497 shares of Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $464.

On February 28, 2019, the Company signed a binding term sheet (the “Optima Term Sheet”) with Optima Fixed Income LLC (“Optima”) for a total investment of $2,500over one year and received $500on the same date. Under the Optima Term Sheet, it was agreed that the initial invested amount would be $500in consideration for 166,667 shares of Common Stock of the Company. These shares will be issued in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act. It was also agreed that Optima may purchase a convertible note in the amount principle of $2,000, which may be funded on a quarterly basis (the “Optima Convertible Note”). The term of the Optima Convertible Note is three years and it is convertible at a price per share that is equal to 75% of the public share price at date of conversion, but in any case, not less than $3.00 per share. Optima will additionally be granted a proxy to vote with the Company’s Series B Preferred shares, par value $0.001 per share (the “Preferred Stock”) held by the Company’s Chief Executive Officer and President. In any case, the total investment in the Company shall be not be less than 25% of the outstanding shares at the first anniversary of the Optima Term Sheet.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On May 11, 2019, Optima made an additional deposit of $550.

On May 28, 2019 Optima made an additional deposit of $200. On July 30, 2019 Optima assigned its rights under the Optima Term Sheet to Dinar Zuz LLC (“Dinar Zuz”). On the same date, the Company and Dinar Zuz executed a subscription agreement with the same terms as reflected in the Optima Term Sheet, as amended. Under the subscription agreement, Dinar Zuz made an additional deposit of $250and agreed to provide an additional amount of $1,000 to the Company, which will be provided in a form of a convertible note at the following dates:

Date	Amount
10/26/2019	$500
01/26/2020	$500

On August 12, 2019, the Company issued Dinar Zuz. 500,000 shares of its Common Stock pursuant to a securities purchase agreement dated July 30, 2019.

On July 18, 2019, the Company issued 65,978 shares of its Common Stock pursuant to a securities purchase agreement dated October 25, 2018.

On September 11, 2019, the Company issued 25,000 shares of its Common Stock pursuant to a service agreement dated May 16, 2019. The fair market value of the shares at the issuance date was $49.

On September 11, 2019, the Company issued 10,000 shares of its Common Stock pursuant to a service agreement dated April 17, 2019. The fair market value of the shares at the issuance date was $20.

On September 18, 2019, the Company issued 61,226 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On September 24, 2019, the Company issued 62,248 shares of its Common Stock in gross consideration of $62and net consideration of $54 pursuant to a securities purchase agreement dated September 23, 2019.

On October 1, 2019, the Company issued 34,859 shares of its Common Stock in gross consideration of $34 and net consideration of $32 pursuant to a securities purchase agreement dated September 27, 2019 between the Company and a private investor.

On October 23, 2019, Dinar Zuz provided an additional amount of $250 to the Company in form of a convertible note pursuant to a securities purchase agreement which the Company and Optima entered on July 30, 2019.

On November 5, 2019 our Compensation Committee approved an issuance 200,000 Shares of Common Stock of the Company for certain employees of the Company at January 1, 2020 pursuant to the Company’s Share and Options Incentive Enhancement Plan (2016) (the “2016 Incentive Plan). The shares will have 3 years vesting period which third will be vested at January 1, 2020, third will be vested on December 31, 2021 and the third will be vested on December 31, 2022. The Company has estimated the fair value of such shares at $1,140.

On December 31, 2019, the Company issued 65,334 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $372.

On December 31, 2019 and pursuant to the CIMA Convertible Promissory Note, CIMA exercised its option to convert the Convertible Promissory Note into 1,757,478 shares of Common Stock of the Company.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 9 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the year ended December 31, 2019.As of December 31, 2018, three separate customers accounted for approximately 56% of the Company’s total accounts receivable.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On July 6, 2017, the Company received notice an existing legal claim against Accent InterMedia (“AIM”) had been amended to include claims against the Company. The claims brought against the Company include failure to comply with certain judgments for collection of funds by the plaintiff while having a controlling interest in AIM via its ownership of Transaction Processing Products (“TPP”). On April 17, 2019, the Company entered into a settlement agreement (the “SVS Settlement Agreement”) with Comdata, Inc. d/b/a Stored Value Solutions (“SVS”) whereby the Company will pay a total of $37 over 7 months, starting July 1, 2019. Only in the event that the Company defaults by failing to make timely payments, SVS may file in Kentucky for the judgment of $70. As of December 31, 2019, the Company paid $25 the stipulated amount in accordance with the SVS Settlement Agreement (See note 12).

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 on January 2, 2017 and issued 12,002 shares as conversion of the $70 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. On January 29, 2019, the Company was served with a complaint by J.P. Carey Enterprises, Inc., (“JP Carey”) which was filed in Fulton County, Georgia claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. The Company has hired an attorney and feels these claims are frivolous and is defending the situation vigorously.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of December 31, 2019 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

On May 1, 2019, the Company received a Notice of Demand for Arbitration (the “Demand”) from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

The Company executed a lease for office space effective November 1, 2019. The lease requires monthly rental payments of $6.

NOTE 11 – INCOME TAXES

Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.50% to 26.50%. Under ASC 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2019.

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

We recognized income tax benefits of $0 during the years ended December 31, 2019 and 2018. When it is more likely than not that a tax asset will not be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 2019 or 2018 applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2019	2018
Loss before taxes, as reported in the consolidated statements of operations	$1,286	$3,585

Federal and State statutory rate	26.5%	26.5%

Theoretical tax benefit on the above amount at federal statutory tax rate	341	950

Losses and other items for which a valuation allowance was provided or benefit from loss carry forward	(341)	(950)

Actual tax income (expense)	-	-

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

	2019	2018
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$1,830	$2,015
Adjustments	(163)	(578)
Valuation allowance	(1,667)	(1,437)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2018	$1,437
Increase due to the recession of the acquisition of Limecom	192
Increase	38
Valuation allowance, December 31, 2019	$1,667

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 12 – SUBSEQUENT EVENTS

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as our business and operations. The extent to which COVID-19 impacts our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our business and results of operations may be materially adversely affected.

On January 3, 2020 Dinar Zuz provided an additional amount of $300 to the Company which was be provided in a form of the Optima Convertible Note pursuant to a securities purchase agreement between the Company and Optima, dated July 30, 2019. Additionally, on January 3, 2020, the Company issued 100,000 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $300.

On January 9, 2020, the Company issued 40,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated June 3, 2019. The fair market value of the shares at the issuance date was $240.

On January 14, 2020, the Company issued 66,334 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $459.

On January 14, 2020, the Company issued 58,334 shares of Common Stock to employees. All shares were issued pursuant to the Company’s Share and Options Incentive Enhancement Plan (2016). The Company has estimated the fair value of such shares at $332.

On January 24, 2020, the Company received a Corrected Notice of Hearing regarding Qualtel SA de CV, a Mexican Company vs Next Communications, Inc. for a “Plaintiff’s Motion for Order to Show Cause and/or for Contempt as to Non-Party, Cuentas, Inc.” The Company retained a counsel and will vigorously defend its position.

On February 7, 2020 Dinar Zuz provided an additional amount of $450 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019.

On February 13, 2020, the Company completed the payments in accordance with the SVS Settlement Agreement and the case was dismissed.

On February 10, 2019, the Company issued 10,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On March 3, 2020 the Company issued 1,157,478 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700.

(b)	Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation, Filed with the Florida Department of State on September 21, 2005		8-k		3.1	2020-02-21
3.2	Amendment No. 1 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on July 15, 2009				3.2	2020-02-21
3.3	Amendment No. 2 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on March 18, 2013				3.3	2020-02-21
3.4	Amendment No. 3 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on April 1, 2013				3.4	2020-02-21
3.5	Amendment No. 3 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on April 1, 2013				3.5	2020-02-21
3.6	Amendment No. 5 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on May 10, 2013				3.6	2020-02-21
3.7	Amendment No. 6 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on October 1, 2013				3.7	2020-02-21
3.8	Amendment No. 7 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on January 17, 2014				3.8	2020-02-21
3.9	Amendment No. 8 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on May 8, 2014				3.9	2020-02-21
3.10	Amendment No. 9 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on May 16, 2014				3.10	2020-02-21
3.11	Amendment No. 10 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on September 8, 2014				3.11	2020-02-21
3.12	Amendment No. 11 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on October 7, 2014				3.12	2020-02-21
3.13	Amendment No. 12 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on December 9, 2014				3.13	2020-02-21
3.14	Amendment No. 13 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on February 25, 2015				3.14	2020-02-21
3.15	Amendment No. 14 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on March 19, 2015				3.15	2020-02-21
3.16	Amendment No. 15 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on April 28, 2015				3.16	2020-02-21
3.17	Amendment No. 16 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on November 20, 2015				3.17	2020-02-21
3.18	Amendment No. 17 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on June 29, 2016				3.18	2020-02-21
3.19	Amendment No. 18 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on July 21, 2016				3.19	2020-02-21
3.20	Amendment No. 19 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on August 8, 2018				3.20	2020-02-21

10.1	Service Agreement between NEXT GROUP HOLDINGS, INC. and COMTEL DIRECT, LLC		8-k	99.1	2018-02-22
10.2	Service Agreement between NEXT GROUP HOLDINGS, INC. AND WIZTEL USA INC		8-k	99.2	2018-02-22
10.3	Factoring Agreement with AEC YIELD CAPITAL, LLC		8-k	10.1	2018-11-15
10.4	Agreement with Think Equity dated May7, 2018.		8-k	10.5	2018-11-15
10.5	Stock Purchase Amendment dated January 29, 2019		8-k	9.1	2019-02-05
10.6	Binding Term Sheet dated February 28, 2019		8-k	9.1	2019-03-04
10.7	Prepaid Card Program Management Agreement (PCPMA) between Cuentas, Inc. and Sutton Bank		8-k	99.1	2019-07-02
10.8	2019-0729 Dinar Zuz-Subscription Agreement		8-k/A	9.1	2019-08-06
10.9	2019-0729 Dinar Zuz $2M Note		8-k/A	9.2	2019-08-06
10.10	New Employment Agreement with Michael A. De Prado		8-k	10.1	2019-12-30
10.11	New Employment Agreement with Arik Maimon		8-k	10.2	2019-12-30
10.12	Note and Warrant Purchase Agreement, dated as of December 31, 2019, by and between Cuentas Inc. and CIMA Telecom, Inc.		8-k	10.1	2020-01-07
10.13	Convertible Promissory Note issued to CIMA Telecom, Inc., dated December 31, 2019		8-k	10.2	2020-01-07
10.14	Warrant granted to CIMA Telecom, Inc., dated December 31, 2019		8-k	10.4	2020-01-07
10.15	Warrant granted to Dinar Zuz, LLC, dated December 31, 2019		8-k	10.5	2020-01-07
10.16	Platform License Agreement, dated December 31, 2019, by and among Cuentas Inc., CIMA Telecom, Inc., Knetik, Inc. and Auris, LLC		8-k	10.6	2020-01-07
10.17	Voting Agreement, dated December 31, 2019, by and among Cuentas Inc., Arik Maimon, Michael De Prado, Dinar Zuz, LLC, and CIMA Telecom, Inc.		8-k	10.7	2020-01-07
10.18	Asset Pledge Agreement, dated December 31, 2019, by and among Cuentas Inc. and CIMA Telecom, Inc.		8-k	10.8	2020-01-07
10.19	Letter Agreement, dated December 31, 2019, by and among Cuentas Inc., Arik Maimon, Michael De Prado, Dinar Zuz, LLC, and CIMA Telecom, Inc.		8-K	10.9	2020-01-07
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.

By:	/s/ Arik Maimon
Arik Maimon,
Chief Executive Officer
Date: March 30, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chief Executive Officer and Director	March 30, 2020
Arik Maimon

/s/ Ran Daniel	Chief Financial Officer	March 30, 2020
Ran Daniel

/s/ Michael De Prado	President and Director	March 30, 2020
Michael De Prado

/s/ Adiv Baruch	Chief Strategy Officer and Director	March 30, 2020
Adiv Baruch

/s/ Yochanon Bruk	Director	March 30, 2020
Yochanon Bruk

/s/ Richard J. Berman	Director	March 30, 2020
Richard Berman