Form 10-Q
period 2020-03-31
Cuentas Inc.
filed 2020-05-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE MONTH PERIOD ENDED: MARCH 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2020, the issuer had 6,141,285 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2020

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	21	16
Marketable securities	1	1
Trade account receivables	9	-
Related parties	61	54
Other current assets	21	94
Total current assets	113	165

Property and Equipment, net	5	5
Intangible assets	8,550	9,000
Total assets	8,668	9,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,599	1,525
Other accounts liabilities	591	741
Deferred revenue	550	537
Notes and Loan payable	110	109
Convertible Note	-	250
Related parties’ payables	10	10
Derivative liability	-	3
Stock based liabilities	143	742
Total current liabilities	3,003	3,917

TOTAL LIABILITIES	3,003	3,917

STOCKHOLDERS’ EQUITY

Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 4,639,139 and 6,071,285 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	6	5
Additional paid in capital	27,817	25,246
Accumulated deficit	(21,553)	(19,390)
Total Cuestas Inc. stockholders’ equity	6,280	5,871

Non-controlling interest in subsidiaries	(615)	(618)
Total stockholders’ equity	5,665	5,253
Total liabilities and stockholders’ equity	8,668	9,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2020	2019

REVENUE	134	302

COST OF REVENUE	177	237

GROSS PROFIT (LOSS)	(43)	65

OPERATING EXPENSES

Amortization of Intangible assets	450	-
General and administrative	2,089	490
TOTAL OPERATING EXPENSES	2,539	490

OPERATING LOSS	(2,582)	(425)

OTHER INCOME
Other Income	63	220
Interest expense	(3)	(60)
Gain (loss) on derivative liability	3	(1)

Gain (loss) from Change in fair value of stock-based liabilities	359	(54)
TOTAL OTHER INCOME	422	105

NET LOSS BEFORE CONTROLLING INTEREST	(2,160)	(320)

NET LOSS ATTRIBUTILE TO NON-CONTROLLING INTEREST	(3)	-
NET LOSS ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	(2,163)	(320)

Net loss per basic share	(0.41)	(0.18)
Net loss per diluted share	(0.41)	(0.18)
Weighted average number of basic common shares outstanding	5,251,347	1,808,142
Weighted average number of diluted common shares outstanding	5,251,347	1,808,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss before non-controlling interest	(2,160)	(320)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	1,125	57
Imputed interest	-	58
Loss on fair value of marketable securities	-	24
Interest and Debt discount amortization	1	(4)
Gain on derivative fair value adjustment	(3)	1
Gain from Change in on fair value of stock-based liabilities	(359)	53
Depreciation and amortization expense	450	-
Changes in Operating Assets and Liabilities:
Accounts receivable	(9)	12
Other receivables	73	18
Accounts payable	88	(298)
Other Accounts payable	43	(35)
Deferred revenue	13	(31)
Net Cash Used by Operating Activities	(738)	(465)

Cash Flows from Financing Activities:
Related party, net	(7)	(60)
Proceeds from issuance of Convertible notes	750	-
Proceeds from issuance of common stock, net of issuance expense	-	50
Proceeds from common stock subscriptions	-	500
Net Cash Provided by Financing Activities	743	490

Net Increase (Decrease) in Cash	5	25
Cash at Beginning of Period	16	154
Cash at End of Period	21	179

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	250	-
Common stock issued for settlement of stock-based liabilities and accrued salaries	442	464

Common stock issued for settlement of common stock subscribed	-	100

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – GENERAL

Cuentas, Inc. (the “Company”) together with its subsidiaries, is focused on financial technology (“FINTECH”) services, delivering mobile banking, online banking, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from the sales of prepaid and wholesale calling minutes. The Company’s exclusivity with CIMA’s proprietary software platform enables Cuentas to offer comprehensive financial services and additional robust functionality that is absent from other General-Purpose Reloadable Cards (“GRP”). Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of GPR debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market. The Cuentas Fintech Card stores products purchased in the Virtual Market Place where Tier-1 retailers, gaming currencies, amazon cash, and wireless telecom prepaid minutes “top ups”. Additionally, well-known brand name restaurants in the marketplace automatically discount purchases at POS when the customer pays the bill with the Cuentas Card.

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

The acquired intangible assets that consisted of perpetual software license had an estimated fair value of $9,000. The Company will amortize the intangible assets on a straight-line basis over their expected useful life of 60 months. Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Intangible Assets	$9,000	60
Total	$9,000	60

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment.

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2020	$1,800
2021	1,800
2022	1,800
2023	1,800
2024	1,800
Total	$9,000

Amortization expense was $450 and $0 for the periods ended March 31, 2020 and 2019, respectively. Amortization expense for each period is included in operating expenses.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2020, the Company had approximately $21 in cash and cash equivalents, approximately $2,890 in negative working capital and an accumulated deficit of approximately $21,553. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 30, 2020 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for going concern and stock-based compensation.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended March 31, 2020:

Deferred Revenue
Balance at December 31, 2019	$537
Change in deferred revenue	13
Balance at March 31, 2020	$550

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $550 as of March 31, 2020, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	1	-	-	1
Total assets	1	-	-	1

Liabilities:
Stock based liabilities	143	-	-	143

Total liabilities	143	-	-	143

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	1	-	-	1
Total assets	1	-	-	1

Liabilities:
Stock based liabilities	742	-	-	742
Short term derivative value	3	-	-	3
Total liabilities	745	-	-	745

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended March 31, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2019	212,044	$12.79
Granted	198,000	5.74
Forfeited	-	-
Outstanding, March 31, 2020	410,044	$9.39

The following table discloses information regarding outstanding and exercisable options at March 31, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$54.00	25,000	$54.00	1.0	25,000	$54.00
21.00	47,044	21.00	1.24	47,044	21.00
5.74	198,000	5.74	5.74	198,000	5.74
3.00	90,000	3.00	4.46	60,000	3.00
2.09	50,000	2.09	2.09	50,000	2.09
	410,044	$9.38	2.04	380,044	$9.89

On March 30, 2020, the Company issued 198,000 options to its Chief Executive Officer and President of the Company. The options carry an exercise price of $5.74 per share. All the options were vested immediately. The Options are exercisable until March 30, 2022. The Company has estimated the fair value of such options at a value of $456 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	2.54
Dividend yield	0%
Risk-free interest rate	1.89%
Expected term (years)	3
Expected volatility	328%

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the three months ended March 31, 2020:

Summary of common stock activity for the three months ended March 31, 2020	Outstanding shares
Balance, December 31, 2019	4,639,139
Shares issued for Common Stock	10,000
Shares issued due to conversion of Convertible Promissory Note	1,257,478
Settlement of stock-based liabilities	124,668
Shares issued for services	40,000
Shares issued to employees	58,334

Balance, March 31, 2020	6,071,285

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

On March 3, 2020, Dinar Zuz provided an additional amount of $450 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. The Company issued 1,157,478 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at March 31, 2020 and December 31, 2019 consisted of the following:

Due from related parties

	March 31, 2020	December 31, 2019
	(dollars in thousands)

(a) Next Cala 360	61	54
Total Due from related parties	61	54

Related party payables, net of discounts

	December 31, 2019	December 31, 2019
	(dollars in thousands)
(b) Due to Next Communications, Inc. (current)	$10	$10

Total Due from related parties	$10	$10

(a)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

(b)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and serves as the Chief Executive Officer. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 6 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the three months ended March 31, 2020 and 2019, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has no accrual related to this complaint as of March 31, 2020 given the premature nature of the motion.

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

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of March 31, 2020 related to the complaint given the early nature of the process.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of March 31, 2020 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff.

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

NOTE 8 – SUBSEQUENT EVENTS

On April 2, 2020, the Company issued 70,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On April 6, 2020, the Company entered into 180 days Loan Agreement with Dinar Zuz LLC to borrow $250 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”).

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

The Cuentas GPR card has several revenue centers. The Company will receive a onetime activation charge for each activated GPR card and a monthly recurring charge. These charges were designed to be very reasonable to both consumers and the Company. In addition to these charges, Cuentas will receive a commission each time funds are loaded and reloaded to the card.

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

Results of operations for the three months ended March 31, 2020 and 2019

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

	Three Months Ended March 31,
	2020	2019

Revenue from sales	134	302
Total revenue	134	302

Revenues during the three months ended March 31, 2020 totaled $134,000 compared to $302,000 for the three months ended March 31, 2019.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended March 31, 2020 totaled $ 177,000 compared to $237,000 for the three months ended March 31, 2019.

Operating Expenses

Operating expenses totaled $2,539,000 during the three months ended March 31, 2020 compared to $490,000 during the three months ended March 31, 2019 representing a net increase of $2,049,000. The increase in the operating expenses is mainly due to the increase in the amortization expense of intangible assets, salary cost of our officers, Stock based compensation and shares issued for services expenses.

Other Income

The Company recognized other income of $422,000 during the three months ended March 31, 2020 compared to an income $105,000 during the three months ended March 31, 2019. The net change from the prior period is mainly due to the change in our stock-based liabilities. Gain from Change in Fair Value of stock-based liabilities for the three-month period ended March 31, 2020 was $359,000 as compared to a loss of $54,000 for the three-month period ended March 31, 2019. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $2,163,000 for the three-month period ended March 31, 2020, as compared to a net loss of $320,000 for the three-month period ended March 31, 2019.

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

As of March 31, 2020, we had cash and cash equivalents of $21,000 as compared to $16,000 as of December 31, 2019. As of March 31, 2020, we had a working capital deficit of $2,890,000 thousand, as compared to a deficit of $3,752,000 as of December 31, 2019. The decrease in our working capital deficit was mainly attributable to the decrease of $599,000 in our stocked based liabilities and $250,000 in our Convertible notes payable.

Net cash used in operating activities was $738,000 for the three-month period ended March 31, 2020, as compared to cash used in operating activities of $465,000 for the three-month period ended March 31, 2019. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash used in investing activities was $0 for the three-month period ended March 31, 2020 and 2019, respectively.

Net cash provided by financing activities was approximately $743,000 for the three-month period ended March 31, 2020, as compared to net cash provided by financing activities was approximately $490,000 for the three-month period ended March 31, 2019. We have principally financed our operations in 2019 through the sale of our common stock and the issuance of debt.

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

Off-Balance Sheet Arrangements

As at March 31, 2020, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

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

In June 2016, FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. In November 2018, FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments-Credit Losses”, which amends the scope and transition requirements of ASU 2016-13. Topic 326 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. Topic 326 will originally become effective for the Company beginning January 1, 2020, with early adoption permitted, on a modified retrospective approach. As a smaller reporting company, the effective date for the Company has been delayed until fiscal years beginning after December 15, 2022, in accordance with ASU 2019-10, although early adoption is still permitted. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes, eliminates certain exceptions to the general principles in Topic 740 and clarifies certain aspects of the current guidance to improve consistent application among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021 and interim periods within annual periods beginning after December 15, 2022, though early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. This standard is not expected to have a material impact to the Company’s consolidated financial statements after evaluation.

Recently adopted accounting pronouncements

The significant accounting policies applied in the annual financial statements of the Company as of December 31, 2019 are applied consistently in these financial statements.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending March 31, 2020.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2019. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On October 25, 2018, the Company was served with a complaint by former company CFO, Michael Naparstek, claiming breach of contract for 1,666,666 shares (pre-split), $25,554 of compensation and $8,823 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade county. The Company has hired an attorney and has taken steps to defend itself vigorously in this case.

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

On February 10, 2020, the Company issued 10,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 3, 2020 Dinar Zuz provided an additional amount of $450,000 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. Additionally, on March 3, 2020 the Company issued 1,157,478 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On April 2, 2020, the Company issued 70,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On April 6, 2020, the Company entered into 180 days Loan Agreement with Dinar Zuz LLC to borrow $250,000 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”).

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
3.01	Amendment No. 16 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on August 6, 2018	Exhibit 3.17 of Form 8-K/A filed at April 24, 2020
10.1	Promissory Note between Dinar Zuz LLC and Cuentas Inc. and Maimoun & Mammon LLC.	Filed herewith
10.2	Credit Agreement between Dinar Zuz LLC and Cuentas Inc. and Maimoun & Mammon LLC.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: May 14, 2020	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer