Form 10-Q
period 2020-06-30
Cuentas Inc.
filed 2020-08-12
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE SIX-MONTH PERIOD ENDED: JUNE 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2020, the issuer had 6,184,104 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2020

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	22	16
Marketable securities	3	1
Trade account receivables	5	-
Related parties	58	54
Other current assets	-	94
Total current assets	88	165

Property and Equipment, net	5	5
Intangible assets	8,100	9,000
Total assets	8,193	9,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,908	1,525
Other accounts liabilities	668	741
Deferred revenue	578	537
Notes and Loan payable	111	109
Convertible Note	-	250
Related parties’ payables	187	10
Derivative liability	-	3
Stock based liabilities	143	742
Total current liabilities	3,595	3,917

LONG TERM LIABILITY:
EIDL Loan	89	-
Total long term liabilities	89	-
TOTAL LIABILITIES	3,684	3,917

STOCKHOLDERS’ EQUITY

Series B preferred stock, $0.001 par value, designated 10,000,000; 10,000,000 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	10	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 4,639,139 and 6,184,104 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	6	5
Additional paid in capital	27,897	25,246
Accumulated deficit	(22,789)	(19,390)
Total Cuestas Inc. stockholders’ equity	5,124	5,871

Non-controlling interest in subsidiaries	(615)	(618)
Total stockholders’ equity	4,509	5,253
Total liabilities and stockholders’ equity	8,193	9,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019

REVENUE	251	564	117	262

COST OF REVENUE	385	467	208	230

GROSS PROFIT (LOSS)	(134)	97	(91)	32

OPERATING EXPENSES

Amortization of Intangible Assets	900	-	450	-
General and administrative	2,798	1,000	709	510
TOTAL OPERATING EXPENSES	3,698	1,000	1,159	510

OPERATING LOSS	(3,832)	(903)	(1,250)	(478)

OTHER INCOME
Other income	81	2,539	18	2,319
Interest expense	(7)	(69)	(4)	(9)
Gain on derivative liability	3	25	-	26
Gain from Change in fair value of stock-based liabilities	359	(20)	-	34
TOTAL OTHER INCOME	436	2,475	14	2,370

NET INCOME (LOSS) BEFORE CONTROLLING INTEREST	(3,396)	1,572	(1,236)	1,892

NET INCOME ATTRIBUTILE TO NON-CONTROLLING INTEREST	(3)	(27)	-	(27)
NET LOSS ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	(3,399)	1,545	(1,236)	1,865

Net income (loss) per basic share	(0.59)	0.80	(0.20)	0.91
Net income (loss) per diluted share	(0.59)	0.66	(0.20)	0.74

Weighted average number of basic common shares outstanding	5,736,822	1,938,005	6,159,255	2,058,110
Weighted average number of diluted common shares outstanding	5,736,822	2,351,507	6,159,255	2,516,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income(loss) before non-controlling interest	(3,396)	1,572
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	1,205	211
Imputed interest	-	67
Loss on fair value of marketable securities	(2)	31
Interest on loans	2	(3)
Gain on derivative fair value adjustment	(3)	(25)
Gain from change in on fair value of stock-based liabilities	(359)	20
Depreciation and amortization expense	900	1
Changes in Operating Assets and Liabilities:
Accounts receivable	(5)	11
Other receivables	94	(23)
Accounts payable	397	(347)
Other Accounts payable	120	137
Related parties, net	(5)	(2,377)
Deferred revenue	41	(59)
Net Cash Used by Operating Activities	(1,011)	(784)

Cash Flows from Financing Activities:
Related party, net	178	(610)
Proceeds from issuance of Convertible notes	750	-
Proceeds from loans from a Government Agency	89
Proceeds from issuance of common stock, net of issuance expense	-	50
Proceeds from common stock subscriptions	-	1,250
Net Cash Provided by Financing Activities	1,017	690

Net Increase (Decrease) in Cash	6	(94)
Cash at Beginning of Period	16	154
Cash at End of Period	22	60

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	250	-
Common stock issued for settlement of stock-based liabilities and accrued salaries	442	464

Common stock issued for settlement of common stock subscribed	-	100

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

Amortization expense was $900 and $0 for the periods ended June 30, 2020 and 2019, respectively. Amortization expense for each period is included in operating expenses.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Economic Injury Disaster Loan

On May 16, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the SBA under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. Pursuant to that certain Loan Authorization and Agreement (the “SBA Loan Agreement”), the principal amount of the EIDL Loan is $83, with proceeds to be used for working capital purposes. Interest accrues at the rate of 3.75% per annum and will accrue only on funds actually advanced. Installment payments, including principal and interest, are due monthly beginning May 16, 2021 (twelve months from the date of the SBA Note (defined below)) in the amount of $83. The balance of principal and interest is payable thirty years from the date of the SBA Note. In connection therewith, the Company received a $10 advance, which does not have to be repaid. In connection therewith, the Company executed (i) a note for the benefit of the SBA (the “SBA Note”), which contains customary events of default and (ii) a Security Agreement, granting the SBA a security interest in all tangible and intangible personal property of Maimon and Maimon, which also contains customary events of default (the “SBA Security Agreement”).

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2020, the Company had approximately $22 in cash and cash equivalents, approximately $3,507 in negative working capital and an accumulated deficit of approximately $22,789. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for intangible assets, going concern and stock-based compensation.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended June 30, 2020:

Deferred Revenue
Balance at December 31, 2019	$537
Change in deferred revenue	41
Balance at June 30, 2020	$578

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $578 as of June 30, 2020, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	3	-	-	3
Total assets	3	-	-	3

Liabilities:
Stock based liabilities	143	-	-	143

Total liabilities	143	-	-	143

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	1	-	-	1
Total assets	1	-	-	1

Liabilities:
Stock based liabilities	742	-	-	742
Short term derivative value	3	-	-	3

Total liabilities	745	-	-	745

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

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2019	212,044	$12.79
Granted	198,000	5.74
Forfeited	72,044	32.45
Outstanding, June 30, 2020	338,000	$4.47

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following table discloses information regarding outstanding and exercisable options at June 30, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$5.74	198,000	$5.74	2.74	198,000	$5.74
3.00	90,000	3.00	1.20	60,000	3.00
2.09	50,000	2.09	1.74	50,000	2.09
	338,000	$9.38	2.18	338,000	$4.61

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the three months ended June 30, 2020:

Summary of common stock activity for the six months ended June 30, 2020	Outstanding shares
Balance, December 31, 2019	4,639,139
Shares issued for Common Stock	80,000
Shares issued due to conversion of Convertible Promissory Note	1,257,478
Settlement of stock-based liabilities	66,334
Shares issued for services	40,000
Shares issued to employees	58,334
Shares issued due to conversion of Warrants	42,819
Balance, June 30, 2020	6,184,104

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

On May 22, 2020, the Company issued 42,819 shares of its Common Stock pursuant to a cashless conversion of warrants to purchase up to 73,080 shares of its Common Stock at an exercise price equal to $3.25 per share.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at June 30, 2020 and December 31, 2019 consisted of the following:

Due from related parties

	June 30, 2020	December 31, 2019
	(dollars in thousands)

(a) Next Cala 360	56	54
Asiya Communications SAPI de C.V.	2
Total Due from related parties	58	54

Related party payables, net of discounts

	June 30, 2020	December 31, 2019
	(dollars in thousands)
(c) Due to Dinar Zuz LLC	$178	$-
(d) Due to Cima Telecom Inc.	411	-
(b) Due to Next Communications, Inc. (current)	10	10

Total Due from related parties	$599	$10

(a)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

(b)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and serves as the Chief Executive Officer. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc.

(c)	Due to the April 6, 2020 180 days Loan Agreement with the Company to borrow up to $250 at an annual interest rate of nine percent (9.0%) (“the second “Dinar Zuz Note”).

(d)	Composed from annual fees in the amount of $300 for the maintenance and support services in accordance with the software maintenance agreement for the first (1st) calendar year from the Effective Date, reimbursement of legal fees in the amount of $65 and other software development services.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 6 – COMMITMENTS AND CONTINGENCIES

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totaling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. The Company has no accrual related to this complaint as of June 30, 2020 given the premature nature of the motion. On June 15, 2020, the claims against the Company and its subsidiary were dismissed.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 on January 2, 2017 and issued 12,002 shares as conversion of the $70 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. On January 29, 2019, the Company was served with a complaint by J.P. Carey Enterprises, Inc., (“JP Carey”) which was filed in Fulton County, Georgia claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. JP Carey and the Company filed a motion for a summary judgement. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On June 29, 2020, the Business Court held a status conference to review the status of the case, the pending motions, and to set a case schedule. At the status conference, the Court indicated that it would review the pending cross-motions for summary judgment and the Company’s motion to strike JP Carey’s late-disclosed expert and contact the parties about setting an oral hearing on both motions at a later date. The Company is defending its position vigorously.

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of June 30, 2020 related to the complaint given the early nature of the process.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of June 30, 2020 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020 and a request for trial de novo was filed on July 16, 2020 in order to have the matter docketed on the calendar.

On May 1, 2019, the Company received a Notice of Demand for Arbitration (the “Demand”) from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP Telecom, Inc. (“SecureIP”) filed a complaint against Limecom, Inc., (“Limecom”), Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Compasny. The complaint primarily concerns alleged indebtedness owed SecureIP by Limecom. SecureIP also alleges that Cuentas received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,053. Cuentas is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,053 from Limecom. Moreover, to the extent Cuentas has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified Cuentas for any such liability. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2020 and Pursuant to section 1 (e) of the Side Letter Agreement, dated December 31, 2019, it was agreed by and among Dinar Zuz, Cima, Arik Maimom and Michael De Prado that the Company will borrow up to $462 from Dinar Zuz LLC under the second Dinar Zuz Note.

On July 24, 2020, the Compensation Committee of the Board of Directors of the Company approved the “Amended and Restated” employment agreements with each of Arik Maimon, the Company’s Chief Executive Officer (“Maimon”), and Michael De Prado, the Company’s President (“De Prado,” and together with Maimon, the “Executives,” each an “Executive”), the “New Employment Agreements”. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements. Pursuant to the terms of the New Employment Agreements, among other things:

(1)	De Prado will receive the following compensation: (1) (a) a base salary of $265 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(2)	Maimon will receive the following compensation: (a) a base salary of $295 per annum (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(3)	For each Executive, the term of the Agreement shall end on the earlier of (i) the date that is four (4) months following the Effective Date or (ii) the date that the Company appoints a new president or chief operating officer but the Company can extend the Employment Term on a month to month basis with the approval of both Dinar and CIMA until a new president or chief operating officer is appointed. Upon expiration of the Employment Term (other than a termination by the Company for “Cause”), the Executive will entitled to a special board compensation package with annual compensation equal to the Annual Base Salary (pro-rated for any partial year of service), beginning on the Expiration or Termination Date and ending eighteen (18) months later, provided that such payments will cease if the Executive resigns as a member of the Board during such period. The Board Compensation Period may be extended from year to year for an additional 12 months (for up to 36 months in total) if two of three of the then-current chief executive officers of the Company, Dinar and CIMA agree to extend the period for an additional 12 months. The Executive’s right to receive the Special Board Compensation shall be subject to the Board’s determination that he has complied with his obligations under this Agreement. The Executive will remain on the Board until he resigns, is not re-elected or is removed from the Board in accordance with the Company’s practice for removal of directors.

(4)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of their employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(5)	Each of the Executives are entitled to Travel and expense reimbursement;

(6)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

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

Company Overview

Cuentas, Inc. (the “Company”) is a corporation formed under the laws of Florida on September 21, 2005, which focuses on the business of using proprietary technology to provide e-banking and e-commerce services delivering mobile banking, online banking, prepaid debit and digital content services to the unbanked, underbanked and underserved communities. The Company’s exclusivity with CIMA’s proprietary software platform enables Cuentas to offer comprehensive financial services and additional robust functionality that is absent from other General-Purpose Reloadable Cards (“GRP”).

The Company also uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers prepaid telecommunications minutes to consumers through its Tel3 division and also offers wholesale telecommunications minutes.

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

Properties. The Company’s headquarters are located in Miami, Florida.

Our Fintech Business

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

In consideration for Incomm’s services the company will pay an initial Program Setup & Implementation Fees in the amount of $500,000, which of $300,000 were already paid during the first Quarter of 2020, and the balance will be paid in four equal installments of $50,000 per payment at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company will pay a minimum monthly fee of $30,000 starting on the fourth month of the first year following the launch of the Cuentas GPR card, $50,000 during the second year following the launch of the Cuentas GPR card and $75,000 thereafter. The Company will as also pay 0.25% of all funds added to the Cuentas GPR cards, excluding Vanilla Direct Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and Incomm.

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

The Cuentas ECO System

The Western Union Company (“Western Union”)

We have initiated discussions towards corporation with The Western Union Company (“Western Union”). Western Union has been providing money transfer services around the world for more than a century and currently has more than 500,000 Agent locations worldwide. We hope to realize its plans for international remittance services through this potential relationship.

Results of operations for the six months ended June 30, 2020 and 2019

Revenue

Revenues during the six months ended June 30, 2020 totaled $251,000 compared to $564,000 for the six months ended June 30, 2019. The Company generated revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company did not generate sales from its Fintech products and services during the six months ended June 30, 2020 due to additional developments and testing that the Company conducted on its GPR product.

Costs of Revenue

Cost of revenues during the six months ended June 30, 2020 totaled $385,000 compared to $467,000 for the six months ended June 30, 2019. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Since the soft launch of the Company’s GPR Product during the second Quarter of 2020, Cost of revenue also consisted from cost related to the sale of the Company’s GPR Card in the amount of $77,000.

Operating Expenses

Operating expenses totalled $3,698,000 during the six months ended June 30, 2020 compared to $1,000,000 during the six months ended June 30, 2020 representing a net increase of $2,698,000. The increase in the operating expenses is mainly due to the increase in the amortization expense of intangible assets in the amount of $900,000, salary cost of our officers, Stock based compensation and shares issued for services expenses.

Other Income

The Company recognized other income of $436,000 during the six months ended June 30, 2020 compared to an income $2,475,000 during the six months ended June 30, 2019. The net change from the prior period is mainly due to the change in our stock-based liabilities and other income in the amount of approximately $2,362,000 due to the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000. Gain from Change in Fair Value of stock-based liabilities for the six-month period ended June 30, 2020 was $359,000 as compared to an income of $20,000 for the six-month period ended June 30, 2019. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $3,399,000for the six-month period ended June 30, 2020, as compared to a net income of $1,545,000 for the six-month period ended June 30, 2019.

Results of operations for the three months ended June 30, 2020 and 2019

Revenue

Revenues during the six months ended June 30, 2020 totaled $117,000 compared to $262,000 for the three months ended June 30, 2019. The Company generated revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company did not generate sales from its Fintech products and services during the three months ended June 30, 2020 to additional developments and testing that the Company conducted on its GPR product.

Costs of Revenue

Cost of revenues during the three months ended June 30, 2020 totaled $208,000 compared to $230,000 for the three months ended June 30, 2019. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also consisted from cost related to the sale of the Company’s GPR Card in the amount of $63,000 due to additional developments and testing that the Company conducted on its GPR product.

Operating Expenses

Operating expenses totalled $1,159,000 during the three months ended June 30, 2019, 2020 compared to $510,000 during the three months ended June 30, 2019, 2019 representing a net increase of $649,000. The increase in the operating expenses is mainly due to the increase in the amortization expense of intangible assets in the amount of $450,000.

Other Income

The Company recognized other income of $14,000 during the three months ended June 30, 2020 compared to an income $2,370,000 during the three months ended June 30, 2019. The net change from the prior period is mainly due to the change in our stock-based liabilities and other income in the amount of approximately $2,362,000 due to the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000.

Net Income (Loss)

We incurred a net loss of $1,236,000 for the three-month period ended June 30, 2020, as compared to a net income of $1,865,000 for the three-month period ended June 30, 2019.

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

As of June 30, 2020, we had cash and cash equivalents of $22,000 as compared to $16,000 as of December 31, 2019. As of June 30, 2020, we had a working capital deficit of $3,507,000 thousand, as compared to a deficit of $3,752,000 as of December 31, 2019. The decrease in our working capital deficit was mainly attributable to the decrease of $599,000 in our stocked based liabilities which was mitigated by the increase of $383,000 in our Accounts Payables.

Net cash used in operating activities was $1,011,000 for the six-month period ended June 30, 2020, as compared to cash used in operating activities of $784,000 for the six-month period ended June 30, 2019. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash provided by financing activities was approximately $1,017,000 for the six-month period ended June 30, 2020, as compared to net cash provided by financing activities was approximately $690,000 for the six-month period ended June 30, 2019. We have principally financed our operations in 2019 through the sale of our common stock to private investors, issuance of convertible loans debt and loans from our shareholders.

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

Off-Balance Sheet Arrangements

As at June 30, 2020, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to intangible assets, going concern share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending September 30, 2020.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the six-month period ended June 30, 2020. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the six-month period ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“J.P Carey” or “Plaintiff”) alleging a claim for $473,000 related to the Franjose Yglesias-Bertheau, a former Vice President of PLKD who filed a lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10,000 on January 2, 2017 and issued 12,002 shares of Common Stock as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because the Plaintiff received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with a complaint by J.P. Carey Enterprises, Inc., (“JP Carey”) claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgement. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On June 29, 2020, the Business Court held a status conference to review the status of the case, the pending motions, and to set a case schedule. At the status conference, the Court indicated that it would review the pending cross-motions for summary judgment and the Company’s motion to strike JP Carey’s late-disclosed expert and contact the parties about setting an oral hearing on both motions at a later date. The Company has hired an attorney and feels these claims are frivolous and is defending the situation vigorously. The Company has hired an attorney and feels these claims are frivolous and is defending the situation vigorously.

On February 12, 2018, the Company was served with a complaint from Viber for reimbursement of attorney’s fees and costs totaling $528,000 arising. The Company is vigorously defending their rights in this case as we believe this demand is premature as litigation is ongoing. On June 15, 2020, the claims against Company and its subsidiary were dismissed.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019 related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Stock Purchase Agreement with Limecom was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless Cuentas from this and other debts, Cuentas hired an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020 and a request for trial de novo was filed on July 16, 2020 in order to have the matter docketed on the calendar.

On May 1, 2019, the Company received a Notice of Demand for Arbitration (the “Demand”) from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (RCS) exclusively with Limecom and not with Cuentas. The Demand originated from a Demand for Arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP Telecom, Inc. (“SecureIP”) filed a complaint against Limecom, Inc., (“Limecom”), Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Compasny. The complaint primarily concerns alleged indebtedness owed SecureIP by Limecom. SecureIP also alleges that Cuentas received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. Cuentas is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent Cuentas has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified Cuentas for any such liability. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that Cuentas rescinded the Limecom acquisition on January 30, 2019.

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

On May 22, 2020, the Company issued 42,819 shares of its Common Stock pursuant to a cashless conversion of warrants to purchase up to 73,080 shares of its Common Stock at an exercise price equal to $3.25 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On July 24, 2020, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Cuentas Inc. (the “Company”) approved the “Amended and Restated” employment agreements with each of Arik Maimon, the Company’s Chief Executive Officer (“Maimon”), and Michael De Prado, the Company’s President (“De Prado,” and together with Maimon, the “Executives,” each an “Executive”), the “New Employment Agreements”. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements.

Pursuant to the terms of the New Employment Agreements, among other things:

(1)	De Prado will receive the following compensation: (1) (a) a base salary of $265,000 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(2)	Maimon will receive the following compensation: (a) a base salary of $295,000 per annum (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(3)	For each Executive, the term of the Agreement shall end on the earlier of (i) the date that is four (4) months following the Effective Date or (ii) the date that the Company appoints a new president or chief operating officer but the Company can extend the Employment Term on a month to month basis with the approval of both Dinar and CIMA until a new president or chief operating officer is appointed. Upon expiration of the Employment Term (other than a termination by the Company for “Cause”), the Executive will entitled to a special board compensation package with annual compensation equal to the Annual Base Salary (pro-rated for any partial year of service), beginning on the Expiration or Termination Date and ending eighteen (18) months later, provided that such payments will cease if the Executive resigns as a member of the Board during such period. The Board Compensation Period may be extended from year to year for an additional 12 months (for up to 36 months in total) if two of three of the then-current chief executive officer of the Company, Dinar and CIMA agree to extend the period for an additional 12 months. The Executive’s right to receive the Special Board Compensation shall be subject to the Board’s determination that he has complied with his obligations under this Agreement. The Executive will remain on the Board until he resigns, is not re-elected or is removed from the Board in accordance with the Company’s practice for removal of directors.

(4)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(5)	Each of the Executives are entitled to Travel and expense reimbursement;

(6)	The Executives have agreed to a one year non-competition agreement following the termination of their employment.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1	Amended and Restated Agreement with Michael A. De Prado, dated July 24, 2020	Form 8-K filed at July 30, 2020
10.2	Amended and Restated Agreement with Arik Maimon, dated July 24, 2020	Form 8-K filed at July 30, 2020
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: August 12, 2020	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer