Form 10-Q
period 2020-09-30
Cuentas Inc.
filed 2020-11-13
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE NINE-MONTH PERIOD ENDED: SEPTEMBER 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2020, the issuer had 26,475,916 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF Septemeber 30, 2020

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2020	December 31, 2019
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	343	16
Marketable securities	2	1
Trade account receivables	2	-
Related parties	56	54
Other current assets	2	94
Total current assets	405	165

Property and Equipment, net	5	5
Intangible assets	7,650	9,000
Total assets	8,060	9,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	2,044	1,525
Other accounts liabilities	700	741
Deferred revenue	611	537
Notes and Loan payable (note 4)	514	109
Convertible Note	-	250
Related parties’ payables	12	10
Loans from related parties	355	-
Derivative liability	-	3
Stock based liabilities	15	742
Total current liabilities	4,251	3,917

LONG TERM LIABILITY:
EIDL Loan	89	-
Total long-term liabilities	89	-
TOTAL LIABILITIES	4,340	3,917

STOCKHOLDERS’ EQUITY

Series B preferred stock, $0.001 par value, designated 10,000,000; 0 issued and outstanding as of September 30, 2020 and 10,000,000 issued and outstanding as of December 31, 2019	0	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 26,475,916 and 4,639,139 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	26	5
Additional paid in capital	28,237	25,246
Accumulated deficit	(24,543)	(19,390)
Total Cuestas Inc. stockholders’ equity	3,720	5,871

Non-controlling interest in subsidiaries	-	(618)
Total stockholders’ equity	3,720	5,253
Total liabilities and stockholders’ equity	8,060	9,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019

REVENUE	385	811	134	247

COST OF REVENUE	620	617	237	150

GROSS PROFIT (LOSS)	(235)	194	(103)	97

OPERATING EXPENSES

Amortization of Intangible Assets	1,350	-	450	-
General and administrative	3,333	1,663	533	663
TOTAL OPERATING EXPENSES	4,683	1,663	983	663

OPERATING LOSS	(4,918)	(1,469)	(1,086)	(566)

OTHER INCOME (LOSS)
Other income (expense)	97	2,523	16	(16)
Interest expense	(24)	(71)	(17)	(2)
Gain on derivative liability	3	30	-	5
Gain (loss) from Change in fair value of stock-based liabilities	307	(133)	(52)	(113)
TOTAL OTHER INCOME (LOSS)	383	2,349	(53)	(126)

NET INCOME (LOSS) BEFORE CONTROLLING INTEREST	(4,535)	880	(1,139)	(692)

NET LOSS ATTRIBUTILE TO NON-CONTROLLING INTEREST	(618)	(27)	(615)	(-)
NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	(5,153)	853	(1,754)	(692)

Net income (loss) per basic share	(0.60)	0.41	(0.12)	(0.31)
Net income (loss) per diluted share	(0.60)	0.34	(0.12)	(0.31)

Weighted average number of basic common shares outstanding	8,535,767	2,098,997	14,125,811	2,221,645
Weighted average number of diluted common shares outstanding	8,535,767	2,527,327	14,125,811	2,221,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income(loss) before non-controlling interest	(4,535)	880
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	1,285	300
Imputed interest	-	67
Loss on fair value of marketable securities	(1)	69
Interest on loans and debt amortization expenses	(10)	(2)
Gain on derivative fair value adjustment	(3)	(30)
Gain from change in on fair value of stock-based liabilities	(307)	133
Depreciation and amortization expense	1,350	1
Changes in Operating Assets and Liabilities:
Accounts receivable	(2)	18
Other receivables	92	32
Accounts payable	533	(230)
Other Accounts payable	152	277
Related parties, net	-	(2,485)
Deferred revenue	74	(98)
Net Cash Used by Operating Activities	(1,372)	(1,068)

Cash Flows from Financing Activities:
Related party, net	-	(610)
Proceeds from short term loans	505	-
Proceeds from Loans from Related parties	355	-
Repayments of loan, convertible notes and redeemable shares	-	(15)
Proceeds from issuance of Convertible notes		-
Proceeds from loans from a Government Agency	89	-
Proceeds from issuance of common stock, net of issuance expense	750	1,604

Net Cash Provided by Financing Activities	1,699	979

Net Increase (Decrease) in Cash	327	(89)
Cash at Beginning of Period	16	154
Cash at End of Period	343	65

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	250	-
Common stock issued for settlement of stock-based liabilities and accrued salaries	442	464
Liability to redeem common stock subscribed	-	80

Common stock issued for settlement of common stock subscribed	-	100

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

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements listed below. Under the License Agreement Cima Group received a 1-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 1,757,478 shares of Common Stock of the Company. Upon the conversion of the Series B Preferred shares into common stock, CIMA received an additional 5 million shares pursuant to their anti-dilution warrant agreement.

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

Amortization expense was $1,350 and $0 for the periods ended September 30, 2020 and 2019, respectively. Amortization expense for each period is included in operating expenses.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Amendments to Articles of Incorporation or Bylaws;

On August 21, 2020, in connection with the Special Meeting (as defined below), the Company filed with the Secretary of State of the State of Florida the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) to, among other things, cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”) to be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on a one-to-one basis. Additionally, the Company amended and restated its bylaws (the “Amended and Restated Bylaws”) to improve and enhance the Company’s corporate governance guidelines, to simplify the Bylaws, and to provide the Company with the flexibility necessary to carry out its business plans.

Submission of Matters to a Vote of Security Holders

On August 17, 2020 a Special Meeting of the Shareholders of Cuentas was held (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved the following two proposals:

First Proposal: The adoption of the Amended and Restated Articles in order to, effective as of the date the Amended and Restated Articles are filed with the Secretary of State of the State of Florida, cause all outstanding shares of Preferred B Stock to be converted into shares of Common Stock on a one-to-one basis (the “Articles Proposal”). The affirmative vote of a majority of each of the Common Stock holders and Preferred Stock holders, voting as a separate group was needed to pass the Articles Proposal.

Second Proposal: The adoption of the Amended and Restated Bylaws of the Company in order to improve and enhance the Company’s corporate governance structure, to simplify the Bylaws and to provide the Company with the flexibility necessary to carry out its business plan (the “Bylaws Proposal”). The affirmative vote of a majority of the shares of Common Stock and Preferred Stock entitled to vote, voting as a single class, was required to pass the Bylaws Proposal.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2020, the Company had approximately $343 in cash and cash equivalents, approximately $3,846 in negative working capital and an accumulated deficit of approximately $24,543. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2020. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2020. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the nine months ended September 30, 2020:

Deferred Revenue
Balance at December 31, 2019	$537
Change in deferred revenue	74
Balance at September 30, 2020	$611

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $611 as of September 30, 2020, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	2	-	-	2
Total assets	2	-	-	2

Liabilities:
Stock based liabilities	15	-	-	15

Total liabilities	15	-	-	15

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	1	-	-	1
Total assets	1	-	-	1

Liabilities:
Stock based liabilities	742	-	-	742
Short term derivative value	3	-	-	3

Total liabilities	745	-	-	745

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

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2019	212,044	$12.79
Granted	198,000	5.74
Forfeited	72,044	32.45
Outstanding, September 30, 2020	338,000	$4.47

The following table discloses information regarding outstanding and exercisable options at September 30, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$5.74	198,000	$5.74	2.49	198,000	$5.74
3.00	90,000	3.00	0.95	60,000	3.00
2.09	50,000	2.09	1.49	50,000	2.09
	338,000	$9.38	1.93	338,000	$4.61

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – SHORT TERM LOANS

On September 15, 2020, the Company issued a promissory note to Labrys Funds LP for $605 (the “Labrys Note”). The Labrys Note bears interest at a rate of 12% per annum, mature on September 14, 2021. The interest is paid monthly. Payment of principle starts after 3 months with ability to extend for up to 2 months and the loan principal become payable on maturity. The Labrys Note bears an original issue discount in the amount of $60, and the issuing expenses were $40, resulting with net proceeds of $505. The Company also issued 141,812 shares of its Common Stock pursuant to the Labrys Note. Out of those, 33,000 shares of Common Stock were issued in consideration of Commitment fee and the balance are subject to return to the Company once the Labrys Note will be paid in full if there were no defaults.

NOTE 5 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the three months ended September 30, 2020:

Summary of common stock activity for the nine months ended September 30, 2020	Outstanding shares
Balance, December 31, 2019	4,639,139
Shares issued for Common Stock	80,000
Shares issued due to conversion of Convertible Promissory Note	1,257,478
Settlement of stock-based liabilities	66,334
Shares issued to a lender	141,812
Shares issued for services	90,000
Shares issued to employees	58,334
Shares issued due to conversion of 20,000,000 Series B preferred stock, $0.001 par value shares	20,000,000
Shares issued due to conversion of Warrants	142,819
Balance, September 30, 2020	26,475,916

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

On August 20, 2020, the Company issued 50,000 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $180.

On August 27, 2020, the Company converted all the outstanding shares of Series B Preferred Stock, par value $0.001 per share to 10,000,000 shares of the Company’s common stock, par value $0.001 per share.

On September 17, 2020, the Company issued 5,000,000 of its Common Stock par value $0.001 per share to each of Dinar Zuz and Cima Telecom Inc., Under a warrant dated December 31, 2019.

On September 17, 2020, the Company issued 141,812 shares of its Common Stock pursuant to promissory note, dated September 15, 2020. The fair market value of the shares at the issuance date was $390. Out of those, 33,000 shares of Common Stock were issued in consideration of Commitment fee and the balance are subject to return to the Company once the promissory note will be paid in full.

On September 30, 2020, the Company issued 100,000 of its Common Stock par value $0.001 per share to a private investor in consecration of cancellation of warrants to purchase up to 99,334 shares of its Common Stock at an exercise price equal to $3.25 per share.

NOTE 6 – RELATED PARTY TRANSACTIONS

On July 1, 2020 and Pursuant to section 1 (e) of the Side Letter Agreement, dated December 31, 2019, it was agreed by and among Dinar Zuz, Cima, Arik Maimom and Michael De Prado that the Company will borrow up to $462 from Dinar Zuz LLC under the second Dinar Zuz Note. As of September 30, 2020, the Company borrowed $355,000 under the second Dinar Note.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On August 25, 2020 and Pursuant to section 1 (e) of the Side Letter Agreement, dated December 31, 2019, it was agreed by and among Dinar, Cima, Arik Maimon and Michael De Prado that the Company will borrow up to $50 from Arik Maimon at an annual interest rate of nine percent (9.0%). On September 30, 2020, the Company fully repaid its loan to Arik Maimon.

Related party balances at September 30, 2020 and December 31, 2019 consisted of the following:

Due from related parties

	September 30, 2020	December 31, 2019
	(dollars in thousands)

(a) Next Cala 360	56	54

Total Due from related parties	56	54

Related party payables, net of discounts

	September 30, 2020	December 31, 2019
	(dollars in thousands)
(c) Due to Dinar Zuz LLC	$355	$-
(d) Due to Cima Telecom Inc.	413	-
(b) Due to Next Communications, Inc. (current)	12	10

Total Due from related parties	$780	$10

(a)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

(b)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and serves as the Chief Executive Officer. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc.

(c)	Due to the April 6, 2020 180 days Loan Agreement with the Company to borrow up to $462 at an annual interest rate of nine percent (9.0%) (“the second “Dinar Zuz Note”).

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On February 12, 2018, the Company was served with a complaint from Viber Media, Inc. (“Viber”) for reimbursement of attorney’s fees and costs totalling $528 arising from a past litigation with Viber. The Company is vigorously defending their rights in this case as the Company believe this demand is premature as litigation is ongoing. On June 15, 2020, the claims against the Company and its subsidiary were dismissed.

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

On December 20, 2017, a Complaint was filed by J. P. Carey Enterprises, Inc., alleging a claim for $473 related to the Franjose Yglesias-Bertheau filed lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10 on January 2, 2017 and issued 12,002 shares as conversion of the $70 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because they received full compensation as agreed. The Company is in the process of defending itself against these claims. On January 29, 2019, the Company was served with a complaint by J.P. Carey Enterprises, Inc., (“JP Carey”) which was filed in Fulton County, Georgia claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. JP Carey and the Company filed a motion for a summary judgement. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On June 29, 2020, the Business Court held a status conference to review the status of the case, the pending motions, and to set a case schedule. At the status conference, the Court indicated that it would review the pending cross-motions for summary judgment and the Company’s motion to strike JP Carey’s late-disclosed expert and contact the parties about setting an oral hearing on both motions at a later date. On October 1, 2020 the Superior Court judge entered a judgment in favor of Cuentas and denied JP Carey’s motion for summary judgment.

On September 28, 2018, the Company was notified of a complaint filed against it by a former supplier. The Company has not yet received formal service of the complaint and is awaiting such service at which time it can fully assess the complaint. The Company has not accrued any losses as of September 30, 2020 related to the complaint given the early nature of the process.

On November 7, 2018, the Company was served with a complaint by IDT Domestic Telecom, Inc. vs the Company and its subsidiary Limecom, Inc. for telecommunications services provided to the Subsidiary during 2018 in the amount of $50. The Company has no accrual as of September 30, 2020 related to the complaint given the early nature of the process. The Company intends to file a motion to dismiss the Company as a defendant since the Company has no contractual relationship with the plaintiff. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020 and a request for trial de novo was filed on July 16, 2020 in order to have the matter docketed on the calendar.

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

NOTE 8 – SUBSEQUENT EVENTS

On October 28, 2020 the Company has filed a registration statement (File No. 333-249690) with the Securities Exchange Commission for the offering, and the Company intends to file a further prospectus with respect to the offering. Maxim Group LLC will act as the lead underwriter for the offering.

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

Company Overview

Cuentas Inc. (the “Company” or “Cuentas”) is a corporation formed under the laws of Florida, which focuses on the business of using proprietary technology to provide e-banking and e-commerce services delivering mobile banking, online banking, prepaid debit and digital content services to the unbanked, underbanked and underserved communities. The Company’s proprietary software platform enables Cuentas to offer comprehensive financial services and additional robust functionality that is absent from other general-purpose reloadable cards (“GPR”).

Cuentas is a Fintech (Financial Technology) company utilizing technical innovation together with existing and emerging technologies to deliver accessible, efficient and reliable mobile, new-era and traditional financial services to consumers. Cuentas is proactively applying technology and compliance requirements to improve the availability, delivery, reliability and utilization of financial services especially to the unbanked, underbanked and underserved segments of today’s society. Its products are supported by its core methods, procedures, contracts and intellectual property. The Company has extensive experience in the communications field, will provide consumers with an end-to-end array of financial and lifestyle applications, processes, products and solutions that have previously been impossible to deliver. CUEN’s strategically integrated solutions platform is hoped to reshape and improve the financial services industry for the mobility and remittance sectors and digital content for emerging markets.

The Cuentas mobile application (the “Cuentas App”), available for download now on the Apple App Store and on the Google Play Store for Android, allows consumers to easily activate their prepaid Cuentas Mastercard®, a GPR debit card program (the “Cuentas Mastercard”), review their account balance and conduct financial transactions. Cuentas introduced free card to card transfers from one Cuentas card to other Cuentas cards, which is a very useful and competitive feature.

The Cuentas Mastercard could act as a comprehensive banking solution for the 20+ million unbanked U.S. Latino community, enabling access to the U.S. financial system to those without the necessary paperwork to bank at a traditional financial institution while enabling greater functionality than a traditional bank account. Funds deposited to the proprietary general-purpose reloadable card are FDIC insured and, with the Cuentas App, provide features such as ATM withdrawals, direct deposit, cash reload, free Cuentas card to Cuentas card transfers and other mobile banking capabilities. Additional key features are available such as purchasing discounted gift cards and adding “mass transit credits” to digital accounts (available in Connecticut and Michigan with the expected addition of other regional transit agencies including Los Angeles and other cities,). Upcoming Cuentas App upgrades are expected to include international remittance, international bill pay and other services.

People can register from their home with instant approval, and a Prepaid Cuentas Mastercard will be sent to their address in a few days, so they can purchase products and services online from the safety of their home.

Operating Subsidiaries. The Company’s business operations are conducted primarily through its subsidiaries, described elsewhere in this report. Its subsidiaries are Meimoun and Mammon, LLC (100% owned), Next Cala, Inc (94% owned-was dissolved on July 3, 2020), NxtGn, Inc. (65% owned-was dissolved on August 24, 2020) and Next Mobile 360, Inc. (100% owned), SDI Next Distribution LLC (51% owned was dissolved on August 22, 2020).

Amendments to Articles of Incorporation or Bylaws;

On August 21, 2020, in connection with the Special Meeting (as defined below), we filed with the Secretary of State of the State of Florida the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) to, among other things, cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”) to be converted into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) on a one-to-one basis. Additionally, the Company amended and restated its bylaws (the “Amended and Restated Bylaws”) to improve and enhance the Company’s corporate governance guidelines, to simplify the Bylaws, and to provide the Company with the flexibility necessary to carry out its business plans.

Submission of Matters to a Vote of Security Holders

On August 17, 2020 a Special Meeting of the Shareholders of Cuentas was held (the “Special Meeting”). At the Special Meeting, the Company’s shareholders approved the following two proposals:

First Proposal: The adoption of the Amended and Restated Articles in order to, effective as of the date the Amended and Restated Articles are filed with the Secretary of State of the State of Florida, cause all outstanding shares of Preferred B Stock to be converted into shares of Common Stock on a one-to-one basis (the “Articles Proposal”). The affirmative vote of a majority of each of the Common Stock holders and Preferred Stock holders, voting as a separate group was needed to pass the Articles Proposal.

Second Proposal: The adoption of the Amended and Restated Bylaws of the Company in order to improve and enhance the Company’s corporate governance structure, to simplify the Bylaws and to provide the Company with the flexibility necessary to carry out its business plan (the “Bylaws Proposal”). The affirmative vote of a majority of the shares of Common Stock and Preferred Stock entitled to vote, voting as a single class, was required to pass the Bylaws Proposal.

Conversion of Preferred B Stock

On August 21, 2020, in connection with the shareholders meeting (the “Shareholders Meeting”), the Company filed with the Secretary of State of the State of Florida the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) to, among other things, cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”) to be converted into 10,000,000 shares of the Company’s common stock, on a one-to-one basis.

Cuentas Mobile LLC

Cuentas Mobile is our MVNO, which provides prepaid voice, text, and data mobile phone services designed for Cuentas’ target market that should enhance and reinforce its marketing campaigns and consumer affinity. Cuentas Mobile operates this business pursuant to contracts with Sprint Corporation which was recently acquired by T-Mobile. This new relationship could provide additional network capabilities and capacity to allow Cuentas Mobile to provide better, more complete services.

Meimoun & Mammon LLC

During the year ended December 31, 2016, the Company acquired a business segment, Tel3, from an existing corporation. Tel3 was merged into Meimoun and Mammon, LLC effective January 1, 2017. Meimoun & Mammon LLC (“M&M”), our subsidiary, is a retail provider of domestic and international long-distance voice, text, and data telephony services to consumers in the United States and throughout the world. M&M holds International and Domestic Section 214 authority issued by the Federal Communications Commission (“FCC”). M&M operates the retail Tel3 business as a separate division. M&M uses both private and public Internet services to function as the backbone of the M&M network.

Fintech App

The Cuentas Fintech App (“Fintech App”) is a mobile application that when combined with the Prepaid Cuentas Mastercard® integrates into a proprietary robust ecosystem that provides many services typically not available through prepaid debit cards or other mobile apps. Cuentas protects customers by depositing their funds in a bank account insured by the Federal Deposit Insurance Corporation (“FDIC”) at the issuing bank. The comprehensive financial services include:

Direct ACH Deposits	ATM Cash Withdrawal	Bill Pay and Online Purchases
Debit Card Network Processing	Peer to Peer Payments	Cash Reload at over 50,000 retailers
Online banking	Major Transit Authority Tokens	Discounted Gift Cards

The Ecosystem includes a mobile wallet for digital currency, stored value card balances, prepaid telecom minutes, loyalty reward points, and purchases made in the Company’s virtual marketplace (the “Cuentas Virtual Marketplace”). The Fintech Card is integrated with the Connecticut Transit Authority and Grand Rapids Transit system to store mass transit currency and pay for transit access via a digital wallet (the “Cuentas Digital Wallet”). Additional regional transit systems such as Los Angeles Metro are expected to be added to the offerings in the near future.

The Fintech App allows cardholders to store and manage their products purchased in the Cuentas Virtual Market Place where Tier-1 retailers, virtual in-game currencies, Amazon Cash, and cellular telecom prepaid minutes “top ups” can be purchased, usually at discounted prices. Additionally, Cuentas cardholders can purchase discounted prepaid gift cards from well-known brand name restaurants in the Cuentas marketplace.

Properties. The Company’s headquarters are located in Miami, Florida.

The Latino Market

The name “Cuentas” is a Spanish word that has multiple meanings and was chosen for strategic reasons, to develop a close relationship with the Spanish speaking population. It means “Accounts” as in bank accounts and it can also mean “You can count on me” as in “Cuentas conmigo”. Additionally, it can be used to “Pay or settle accounts” (saldar cuentas), accountability (rendición de cuentas), to be accountable (rendir cuentas), and other significant meanings.

The U.S. Latino population numbers 43.8 million U.S. Immigrants, according to the 2017 FDIC Survey. It excludes immigrants, illegal aliens and undocumented individuals. The FDIC defines the “unbankable” as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Federal Reserve estimated that there were approximately 55 million unbanked or underbanked adult Americans in 2018, which account for 22 percent of U.S. households. The Latino demographic is more distrusting of banking institutions and generally have more identification, credit, and former bank account issues more so than any other U. S. minority.

The Fintech Card is uniquely positioned to service the Latino demographic with comprehensive financial products that do not require any visits to bank branches, and our fees are completely transparent via the Cuentas Digital Wallet and online banking. Most importantly our strategic banking partner, Sutton Bank, is able to use various forms of U.S. and some foreign government issued identification to confirm qualification.

Products

The Cuentas General-Purpose Reloadable Card

The Cuentas Mastercard acts as a comprehensive banking solution marketed toward the 20 million+ unbanked U.S. Latino community (The unbanked is described by the FDIC as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Federal Reserve estimated that there were approximately 55 million unbanked or underbanked adult Americans in 2018, which account for 22 percent of U.S. households). The Cuentas Mastercard is uniquely enabling access to the U.S. financial system to those without the necessary paperwork to bank at a traditional financial institution while enabling greater functionality than a traditional bank account. This proprietary GPR card allows consumers that reside in the U.S. to acquire a Cuentas Mastercard using their SSN or ITIN together with their U.S. or Foreign Passport, Driver’s License, Matricula Consular or certain US Residency documentation. The Cuentas Mastercard’s funds are protected in an FDIC-insured bank account at the Issuing Bank. Functionality includes ATM withdrawals, direct deposit, cash reload, fee free Cuentas App to Cuentas App fund transfers and mobile banking capabilities, among other key features such as purchasing discounted gift cards and adding “mass transit credits” to digital accounts (available in California, Connecticut, Michigan and other cities in the future). Upcoming Cuentas App upgrades should also include international remittance and other services. Consumers are able to use funds in their account to purchase 3rd party digital and gift cards (many at discounted prices), U.S. and International mobile phone top-ups, mass transportation and tolling access (select markets - CT, Grand Rapids-MI, LA, etc.) as well as digital content for virtual gaming, dining, shopping and cash reloads.

The Cuentas App is available for download now on the Apple App Store and on the Google Play Store for Android, allows consumers to easily activate their Cuentas Mastercard, review their account balance and conduct certain financial transactions. Cuentas is introducing fee free fund transfers to friends, family and vendors that have their own Cuentas App, which will be a very useful feature to compete with other popular Apps that charges fees for immediate fund transfers and availability on the same day.

The Cuentas Business Model

The Cuentas business model leverages profitability from multiple revenue sources, many of which are synergistic market segments.

The Cuentas Mastercard has several revenue centers. The Company will receive a one-time activation charge for each activated Cuentas Mastercard and a monthly recurring charge. These charges were designed to be very reasonable to both consumers and the Company. In addition to these charges, Cuentas will receive a commission each time funds are loaded and reloaded to the Cuentas Mastercard. Additional fees as seen in the following short form table are designed to cover costs and potentially provide another revenue stream.

The Cuentas Digital Wallet produces recurring profits and is an integral part of the Cuentas offering. It will produce revenue each time that consumers purchase third party gift cards, digital access, mass transit tickets, mobile phone topups (U.S. and International) with most at discounted prices. The actual discount is shown to the consumer and is immediately applied to their purchase, so smart shoppers will be able to get everyday products and services at discounted prices.

The Cuentas Digital Wallet is projected to add several new, profitable, mass market services including bill pay and international remittances.

Cuentas also offers rewards for free long distance calling to its cardholders (“Cuentas Rewards”) who earn value with certain transactions. Our target demographic uses both internet and prepaid calling services to communicate with family members around the U.S. and in their country. This added benefit is designed, at a very low cost, to provide extra benefits to our cardholders, which should help to maintain and solidify valuable relationships with them.

Prepaid Debit Card Market Overview

The Research and Markets report titled “Prepaid Card Market: Payment Trends, Market Dynamics, and Forecasts 2020 - 2025” released in January 2020 states that, “[i]n the United States, prepaid cards remain the preferred choice for the unbanked market segment....” It also states that “[t]he move towards a cashless society is substantial, further driving the prepaid card market.”

Major competitors to Cuentas are Green Dot, American Express Serve, Netspend Prepaid, Starbucks Rewards, Walmart Money card and Akimbo Prepaid.

Cuentas is strategically positioned in the marketplace to have a lower monthly fee and lower reload fees than most cards. Additional benefits and features should move the Cuentas Mastercard ahead of other offerings as consumers realize the value of the Cuentas Digital Wallet and the Cuentas Rewards program.

The Cuentas Technology platform

The Cuentas technology platform is comprised of CIMA Group’s Knetik and Auris software platforms (the “CIMA Licensed Technology”). The platform is built on a powerful integrated component framework delivering a variety of capabilities accessible by a set of industry standard REST-based API endpoints. In addition to handling electronic transactions such as deposits and purchasing, the platform will have the capability of organizing virtual currencies into wallets, essentially future proofing it in today’s evolving financial environment. It enables the organizing of the user’s monetary deposits into a tree-based set of wallets, through strictly enforced user permissions, to delineate proper controls in a tiered monetary asset organizational structure, thus providing a sound basis for family and/or corporate control and distribution of funds across individuals.

The Platform also contains a sound and proven gamification engine, capable of driving user behaviors in a manner that entices and rewards using incentivization based on proven behavioral science patterns. At the heart of this gamification engine lies a proven and robust rules engine that can easily integrate and modify process flows and orchestrations between disparate platforms, allowing for a quick and easy integration of complex, orchestrated integrations between internal process automation and invocations of external systems. The platform will provide Android and iOS software for users to execute a wide variety of transactions including, but not limited to, account balances, account transfers and in-app purchases. User messaging are also integrated and are achieved via SMS, email, in-app messaging, and voice.

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

The user management application uses rich metadata CRM and single-Sign-On (SSO) to track user behavior and personalize the user experience. The unique rules engine is capable of all aspects of gamification: badging, questing, leveling, points consumption, leader boards, loyalty and reward points and personalization with tracking and messaging to support behavior management. Business intelligence is used for reporting and communication of product management via Rate Deck Management, Pinless ANI Recognition, IV and Call Flows and Access Number Management. The platform has redundant reporting for enhanced billing and fraud control and integrates customer service with Business Intelligence and platform integrity

The graphic below illustrates Cuentas’ strategic agreements with Sutton Bank and InComm, Sutton Bank is the Issuer of the Cuentas Mastercard while the InComm “Processor” relationship provides access to many third party products and services.

Strategic Partners

Sutton Bank

Sutton is our issuing bank for the Fintech Card. Sutton provides online banking, direct deposit, bank accounts, and debit functionality for our Cuentas Mastercards. Sutton is responsible for know your client (KYC) and AML (Anti Money Laundering) compliance and enables customers to open Cuentas Prepaid Mastercard accounts electronically with non-conventional documentation that may not be accepted at traditional banks. They accept over 13 forms of identification, which, when used together with either Social Security or ITIN, can be used for confirmation of identity: Passport, Driver’s License, Matricula Consular, US Residency documentation, among others.

Interactive Communications International, Inc.

On July 23, 2019, the Company entered into the InComm PSA with InComm to power and expand the Company’s GPR card network. InComm distributes gift and GPR cards through many major U.S. retailers and has long standing partnerships with over 1,000 of the most recognized brands that are eligible for Cuentas’ Discount Purchase Platform.

Under the InComm PSA, InComm will act as prepaid card processor and through its VanillaDirect network, expand the Company’s ability for cardholders to reload their Prepaid Cuentas Mastercards through a nationwide network of retailers. VanillaDirect is currently available at major retailers such as: Walmart, 7-Eleven, Walgreens, CVS Pharmacy, Rite Aid and many more. In addition, the Company is planning to implement the VanillaDirect cash reload services into up to 31,600 U.S. locations through which it has access..

Under the InComm PSA, InComm will provide processing services, telephone support, data storage services, account Servicing, reporting, output and hot carding services to the Company. Processing services will consist mainly of authorization and transaction processing services whereby InComm will process authorizations for transactions made with or on a prepaid product, and any payments or adjustments made to a prepaid product. InComm will also process Company’s data and post entries in accordance with the specifications. Data storage services will consist mainly of storage of the Company’s data in a format that is accessible online by Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. InComm will also provide Web/API services for prepaid Cuentas GPR applications and transactions.

In consideration for InComm’s services the company will pay an initial program setup and implementation fees in the amount of $500,000, of which, $300,000 has already been paid in 2020. Cuentas will then pay $50,000 each year at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company will pay a minimum monthly fee of $30,000 starting October 2020, $50,000 during the second year following the launch of the Cuentas Mastercard and $75,000 thereafter. The Company will also pay 0.25% of all funds added to the Cuentas Mastercards, excluding Vanilla Direct Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and InComm.

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

Results of operations for the nine months ended September 30, 2020 and 2019

Revenue

Revenues during the nine months ended September 30, 2020 totaled $385,000 compared to $811,000 for the nine months ended September 30, 2019. The Company generated revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company have begun to generate sales from its Fintech products and services during the third quarter of 2020.

Costs of Revenue

Cost of revenues during the nine months ended September 30, 2020 totaled $620,000 compared to $617,000 for the nine months ended September 30, 2019. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Since the soft launch of the Company’s GPR Product during the second Quarter of 2020, Cost of revenue also consisted from cost related to the sale of the Company’s GPR Card in the amount of $195,000.

Operating Expenses

Operating expenses totaled $4,683,000 during the nine months ended September 30, 2020 compared to $1,663,000 during the nine months ended September 30, 2019 representing a net increase of $3,020,000. The increase in the operating expenses is mainly due to the increase in the amortization expense of intangible assets in the amount of $1,350,000

Other Income

The Company recognized other income of $383,000 during the nine months ended September 30, 2020 compared to an income $2,349,000 during the nine months ended September 30, 2019. The net change from the prior period is mainly due to the change in our stock-based liabilities and other income in the amount of approximately $2,362,000 due to the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida Miami Division on January 29, 2019 pursuant to which we paid $600,000 to satisfy an obligation of approximately $2,962,000. Gain from Change in Fair Value of stock-based liabilities for the nine-month period ended September 30, 2020 was $307,000 as compared to a loss of $133,000 for the nine-month period ended September 30, 2019. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $5,153,000 for the nine-month period ended September 30, 2020, as compared to a net income of $853,000 for the nine-month period ended September 30, 2019.

Results of operations for the three months ended September 30, 2020 and 2019

Revenue

Revenues during the three months ended September 30, 2020 totaled $134,000 compared to $247,000 for the three months ended September 30, 2019. The Company generated revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company have begun to generate sales from its Fintech products and services during the third quarter of 2020.

Costs of Revenue

Cost of revenues during the three months ended September 30, 2020 totaled $237,000 compared to $150,000 for the three months ended September 30, 2019. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also consisted from cost related to the sale of the Company’s GPR Card in the amount of $118,000 due to additional developments and testing that the Company conducted on its GPR product.

Operating Expenses

Operating expenses totaled $983,000 during the three months ended September 30, 2020 compared to $663,000 during the three months ended September 30, 2019 representing a net increase of $320,000. The increase in the operating expenses is mainly due to the increase in the amortization expense of intangible assets in the amount of $450,000.

Other Income

The Company recognized other loss of $53,000 during the three months ended September 30, 2020 compared to a loss of $126,000 during the three months ended September 30, 2019.

Net Income (Loss)

We incurred a net loss of $1,754,000 for the three-month period ended September 30, 2020, as compared to a net loss of $692,000 for the three-month period ended September 30, 2019.

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

As of September 30, 2020, we had cash and cash equivalents of $343,000 as compared to $16,000 as of December 31, 2019. As of September 30, 2020, we had a working capital deficit of $3,846,000 thousand, as compared to a deficit of $3,752,000 as of December 31, 2019. The increase in our working capital deficit was mainly attributable to the increase of $521,000 in our Accounts Payables and $354,000 in our loans from related parties which mitigated by decrease of $727,000 in our stocked based liabilities.

Net cash used in operating activities was $1,372,000 for the nine-month period ended September 30, 2020, as compared to cash used in operating activities of $1,068,000 for the nine-month period ended September 30, 2019. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash provided by financing activities was approximately $1,699,000 for the nine-month period ended September 30, 2020, as compared to net cash provided by financing activities was approximately $979,000 for the nine-month period ended September 30, 2019. We have principally financed our operations in 2020 through the sale of our common stock to private investors, issuance of convertible loans debt and loans from our shareholders. On September 11, 2020, the Company issued a promissory note to Labrys Funds LP (“Labrys”) for $605,000 (the “Labrys Note”). The Labrys Note bears interest at a rate of 12% per annum, and matures on September 2, 2021. Payment of principle and interest starts after 3 months with ability to extend for up to 2 months and the loan principal becomes payable on maturity. The Labrys Note bears an original issue discount in the amount of $60,500, and the issuing expenses were $40,000, resulting in net proceeds of $505,000. The Company also issued 141,812 shares of its Common Stock to Labrys. Out of those, 33,000 shares of Common Stock were issued in consideration of a Commitment fee and the balance are subject to return to the Company once the Labrys Note is paid in full, if there were no defaults. In the event of a default, as defined in the Labrys Note, Labrys has the right, to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the date of the Labrys Note, or any shares of capital stock or other securities of the Company into which such Common Stock shall be changed or reclassified, at the conversion price as set forth in the Labrys Note. Due to our operational losses, we have principally financed our operations through the sale of our Common Stock and the issuance of convertible debt.

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

On October 28, 2020 the Company has filed a registration statement (File No. 333-249690) with the Securities Exchange Commission for the offering, and the Company intends to file a further prospectus with respect to the offering. Maxim Group LLC will act as the lead underwriter for the offering.

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

Off-Balance Sheet Arrangements

As at September 30, 2020, we had no off-balance sheet arrangements of any nature.

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

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the nine-month period ended September 30, 2020. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the nine-month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“J.P Carey” or “Plaintiff”) alleging a claim for $473,000 related to the Franjose Yglesias-Bertheau, a former Vice President of PLKD who filed a lawsuit against PLKD listed above. Even though the Company made the agreed payment of $10,000 on January 2, 2017 and issued 12,002 shares of Common Stock as conversion of the $70,000 note as agreed in the settlement agreement, the Plaintiff alleges damages which the Company claims are without merit because the Plaintiff received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with a complaint by J.P. Carey Enterprises, Inc., (“JP Carey”) claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgement. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020 the Superior Court judge entered a judgment in favor of Cuentas and denied JP Carey’s motion for summary judgment.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 20, 2020, the Company issued 50,000 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $180,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On August 27, 2020, the Company converted all the outstanding shares of Series B Preferred Stock, par value $0.001 per share to 20,000,000 shares of the Company’s common stock, par value $0.001 per share in connection with the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) which was adopted on August 17, 2020 to cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share to be converted into shares of the Company’s common stock, par value $0.001 per share on a one-to-one basis.

On August 20, 2020, the Company issued 50,000 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $180.

On September 17, 2020, the Company issued 5,000,000 of its Common Stock par value $0.001 per share to each of Dinar Zuz and Cima Telecom Inc., Under a warrant dated December 31, 2019.

On September 17, 2020, the Company issued 141,812 shares of its Common Stock pursuant to promissory note, dated September 15, 2020. The fair market value of the shares at the issuance date was $350,000. Out of those, 33,000 shares of Common Stock were issued in consideration of Commitment fee and the balance are subject to return to the Company once the promissory note will be paid in full.

On September 30, 2020, the Company issued 100,000 of its Common Stock par value $0.001 per share to a private investor in consecration of cancellation of warrants to purchase up to 99,334 shares of its Common Stock at an exercise price equal to $3.25 per share.

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

Pursuant to the terms of the New Employment Agreements, among other things:

(1)	De Prado will receive the following compensation: (1) (a) a base salary of $265,000 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(2)	Maimon will receive the following compensation: (a) a base salary of $295,000 per annum (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(3)	For each Executive, the term of the Agreement shall end on the earlier of (i) the date that is four (4) months following the Effective Date or (ii) the date that the Company appoints a new president or chief operating officer but the Company can extend the Employment Term on a month to month basis with the approval of both Dinar and CIMA until a new president or chief operating officer is appointed. Upon expiration of the Employment Term (other than a termination by the Company for “Cause”), the Executive will entitled to a special board compensation package with annual compensation equal to the Annual Base Salary (pro-rated for any partial year of service), beginning on the Expiration or Termination Date and ending eighteen (18) months later, provided that such payments will cease if the Executive resigns as a member of the Board during such period. The Board Compensation Period may be extended from year to year for an additional 12 months (for up to 36 months in total) if two of three of the then-current chief executive officer of the Company, Dinar and CIMA agree to extend the period for an additional 12 months. The Executive’s right to receive the Special Board Compensation shall be subject to the Board’s determination that he has complied with his obligations under this Agreement. The Executive will remain on the Board until he resigns, is not re-elected or is removed from the Board in accordance with the Company’s practice for removal of directors.

(4)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(5)	Each of the Executives are entitled to Travel and expense reimbursement;

(6)	The Executives have agreed to a one year non-competition agreement following the termination of their employment.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1	Amended and Restated Agreement with Michael A. De Prado, dated July 24, 2020	Form 8-K filed at July 30, 2020
10.2	Amended and Restated Agreement with Arik Maimon, dated July 24, 2020	Form 8-K filed at July 30, 2020
10.3	$605,000 Promissory Note, dated September 15, 2020, issued by the Company to Labrys Fund, LP.	Filed herewith
10.4	Securities Purchase Agreement and to the $605,000 Promissory Note, dated September 15, 2020, by and between the Company and Labrys Fund, LP.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: November 13, 2020	By:	/s/ Arik Maimon
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer