Form 10-K
period 2020-12-31
Cuentas Inc.
filed 2021-03-25
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39973

CUENTAS, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3537265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19 W. Flagler Street, Suite 902, Miami, FL 33130

(Address of principal executive offices)

800-611-3622

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, par value $0.001 per share	CUEN	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Common Stock	CUENW	The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of the common stock on June 30, 2020 was $11,065,110.

The number of shares of Common Stock, $0.001 par value, outstanding on March 24, 2021 was 13,819,601 shares.

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

These statements include, among other things, statements regarding:

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	our ability to raise additional financing for working capital;

●	our ability to efficiently manage our operations;

●	that our accounting policies and methods may require management to make estimates about matters that are inherently uncertain;

●	changes in the legal, regulatory and legislative environments in the markets in which we operate;

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations.

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

The Company maintains an internet website at www.cuentas.com. The Company makes available, free of charge, through the Investor Information section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department. Alternatively, you may also access our reports at the SEC’s website at www.sec.gov.

Throughout this Annual Report references to “Cuentas”, “we”, “our”, “us”, “the Company”, and similar terms refer to Cuentas, Inc.

ii

PART I

ITEM 1.	BUSINESS

The Company

The Company is a corporation incorporated under the laws of Florida on September 21, 2005, which focuses on the business of using proprietary technology to provide e-banking and e-commerce services delivering mobile banking, online banking, prepaid debit and digital content services to the unbanked, underbanked and underserved communities. The Company’s exclusivity with CIMA’s proprietary software platform enables Cuentas to offer comprehensive financial services and additional robust functionality that is absent from other General-Purpose Reloadable Cards (“GPR”).

Operating Subsidiaries. The Company’s business operations are conducted primarily through its subsidiaries, described elsewhere in this report.

Properties. The Company’s headquarters are located in Miami, Florida.

Our Business

The Fintech Card is a GPR integrated into a proprietary robust ecosystem that protects customers by depositing their funds in an FDIC insured bank account at the Issuing Bank. The comprehensive financial services include:

Direct ACH Deposits	ATM Cash Withdrawal	Bill Pay and Online Purchases
Debit Card Network Processing	Peer to Peer Payments	Cash Reload at over 50,000 retailers
Online banking	Transit Authority Fare Recharges	Discounted Gift Cards

The ecosystem includes a mobile wallet for digital currency, stored value card balances, prepaid telecom minutes, loyalty reward points, and purchases made in the Cuentas Virtual Marketplace. The Fintech Card is integrated with the Los Angeles Metro, Connecticut Transit Authority and Grand Rapids Transit system to store mass transit currency and pay for transit access via the Cuentas Digital Wallet

The Fintech Card stores products purchased in the Cuentas Virtual Market Place where Tier-1 retailers, virtual in-game currencies, Amazon Cash, and cellular telecom prepaid minutes “top ups”. Additionally, well-known brand name restaurants sell discounted prepaid gift cards in the Cuentas Virtual Marketplace.

The Latino Market

The name “Cuentas” is a Spanish word that has multiple meanings and was chosen for strategic reasons, to develop a close relationship with the Spanish speaking population. It means “Accounts” as in “bank accounts” and it can also mean “You can count on me” as in “Cuentas conmigo”. Additionally, it can be used to “Pay or settle accounts” (saldar cuentas), “accountability” (rendición de cuentas), “to be accountable” (rendir cuentas) and other significant meanings.

The U.S. Latino population numbers 43.8 million U.S. immigrants, according to the 2017 FDIC Survey. It excludes immigrants, illegal aliens and undocumented individuals. The FDIC defines the “unbankable” as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Federal Reserve estimated that there were approximately 55 million unbanked or underbanked adult Americans in 2018, which account for 22 percent of U.S. households. The Latino demographic is more distrusting of banking institutions and generally have more identification, credit, and former bank account issues more so than any other U. S. minority group.

The Fintech Card is positioned to service the Latino demographic with comprehensive financial products that do not require any visits to bank branches, and our fees are completely transparent via the Cuentas Digital Wallet and online banking. Most importantly our strategic banking partner, Sutton Bank, is able to use various forms of U.S. and some foreign government issued identification to confirm qualification.

The Cuentas General-Purpose Reloadable Card

The Cuentas Mastercard acts as a comprehensive banking solution marketed toward the over 20 million unbanked U.S. Latino community. The “unbanked” is described by the FDIC as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Federal Reserve estimated that there were approximately 55 million unbanked or underbanked adult Americans in 2018, which account for 22 percent of U.S. households. The Cuentas Mastercard is enabling access to the U.S. financial system to those without the necessary paperwork to bank at a traditional financial institution while enabling greater functionality than a traditional bank account. This proprietary GPR card allows consumers that reside in the U.S. to acquire a Cuentas Mastercard using their SSN or ITIN together with their U.S. or Foreign Passport, Driver’s License, Matricula Consular or certain U.S. residency documentation. The Cuentas Mastercard’s funds are protected in an FDIC-insured bank account at the Issuing Bank. Functionality includes ATM withdrawals, direct deposit, cash reload, fee free Cuentas App to Cuentas App fund transfers and mobile banking capabilities, among other key features such as purchasing discounted gift cards and adding “mass transit credits” to digital accounts (available in California, Connecticut, Michigan and other cities in the future). Upcoming Cuentas App upgrades should also include international remittance and other services. Consumers are able to use funds in their account to purchase third party digital and gift cards (many at discounted prices), U.S. and international mobile phone top-ups, mass transportation and tolling access (available in select markets - Connecticut, Grand Rapids, MI, Los Angeles, CA, etc.) as well as digital content for virtual gaming, dining, shopping and cash reloads.

The Cuentas App is available for download now on the Apple App Store and on the Google Play Store for Android. The Cuentas App allows consumers to easily activate their Cuentas Mastercard, review their account balance and conduct certain financial transactions. Cuentas offers fee free fund transfers to friends, family and vendors that have their own Cuentas App, which provides an advantage over other apps that charge fees for immediate fund transfers and availability on the same day.

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

The Cuentas Digital Wallet produces recurring revenue and is an integral part of the Cuentas offering. It will produce revenue each time that consumers purchase third party gift cards, digital access, mass transit tickets and mobile phone top-ups (U.S. and international) with most at discounted prices. The actual discount is shown to the consumer and is immediately applied to their purchase, so smart shoppers will be able to get everyday products and services at discounted prices.

In 2021 the Cuentas Digital Wallet is projected to add several new, profitable, mass market services including bill pay and international remittances.

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

The user management application uses rich metadata CRM and single sign-on (“SSO”) to track user behavior and personalize the user experience. It is fully integrated with our Strategic Partners, scalable and manages the digital ecosystem entitlements. The platform can process both physical and virtual goods, digital assets, real time currency value exchange, virtual currency support with current exchange rates and support nontraditional assets, in addition to credit card, POS, debits, and digital wallet management.

The unique rules engine is capable of all aspects of gamification: badging, questing, leveling, points consumption, leader boards, loyalty and reward points and personalization with tracking and messaging to support behavior management. Business intelligence is used for reporting and communication of product management via Rate Deck Management, Pinless ANI Recognition, IV and Call Flows and Access Number Management. The platform has redundant reporting for enhanced billing and fraud control and integrates customer service with Business Intelligence and platform integrity.

SDI NEXT

On December 6, 2017, the Company completed its formation of SDI NEXT Distribution LLC (“SDI NEXT”) in which it owns a 51% membership interest, previously announced August 24, 2017 as a Letter of Intent with Fisk Holdings, LLC. As Managing Member of the newly formed LLC, the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period. Fisk Holdings, LLC will contribute 30,000 active Point of Sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid General Purpose Reload (“GPR”) cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed formation of an established distribution business for third-party gift cards, digital content, mobile top up, financial services and digital content, which presently includes more than 31,600 U.S. active Point of Sale locations, including store locations, convenience stores, bodegas, store fronts, etc. The parties agreed that additional product lines may be added with unanimous decision by the Managing Members of the LLC. During 2018, it was agreed between the parties to distribute the Company’s recently announced CUENTAS GPR card and mobile banking solution aimed to the unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 31,600 retail locations SDI NEXT presently serves. It was also agreed between the parties to renegotiate the terms of the Company’s investment in SDI NEXT once the development of the GPR card and the retail stores system are completed and the GPR card is ready for distribution in the retail locations of SDI NEXT.

Strategic Partners

The graphic below illustrates Cuentas’ strategic agreements with Sutton Bank and InComm, Sutton Bank is the issuer of the Cuentas Mastercard while the InComm “Processor” relationship provides access to many third party products and services.

Sutton Bank (“Sutton”)

Sutton is our issuing bank for the Fintech Card. Sutton provides online banking, direct deposit, bank accounts, and debit functionality for our Cuentas Mastercards. Sutton is responsible for know your client (“KYC”) and Anti-Money Laundering (“AML”) compliance and enables customers to open Cuentas Prepaid Mastercard accounts electronically with non-conventional documentation that may not be accepted at traditional banks. They accept over 13 forms of identification, which, when used together with either Social Security or ITIN, can be used for confirmation of identity. These forms of identification include: Passport, Driver’s License, Matricula Consular and U.S. residency documentation, among others.

Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a Prepaid Services Agreement with InComm (the “InComm PSA”) to power and expand the Company’s GPR card network. InComm distributes gift and GPR cards through many major U.S. retailers and has long standing partnerships with over 1,000 of the most recognized brands that are eligible for Cuentas’ Discount Purchase Platform.

Under the InComm PSA, InComm will act as prepaid card processor and through its VanillaDirect network, expand the Company’s ability for cardholders to reload their Prepaid Cuentas Mastercards through a nationwide network of retailers. VanillaDirect is currently available at major retailers such as: Walmart, 7-Eleven, Walgreens, CVS Pharmacy, Rite Aid and many more. In addition, the Company is planning to implement the Vanillacash reload services into up to 31,600 U.S. locations through which it has access.

Under the InComm PSA, InComm will provide processing services, telephone support, data storage services, account servicing, reporting, output and hot carding services to the Company. Processing services will consist mainly of authorization and transaction processing services whereby InComm will process authorizations for transactions made with or on a prepaid product, along with any payments or adjustments made to a prepaid product. InComm will also process the Company’s data and post entries in accordance with the specifications. Data storage services will consist mainly of storage of the Company’s data in a format that is accessible online by the Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. InComm will also provide Web/API services for prepaid Cuentas GPR applications and transactions.

In consideration for InComm’s services the Company agreed to pay an initial program setup and implementation fees in the amount of $500,000, of which, $300,000 was paid in 2020. Cuentas will then pay $50,000 each year at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company agreed to pay a minimum monthly fee of $30,000 starting October 2020, $50,000 during the second year following the launch of the Cuentas Mastercard and $75,000 thereafter. The Company also agreed to pay 0.25% of all funds added to the Cuentas Mastercards, excluding VanillaDirect Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and InComm.

Cuentas is currently offering and is seeking to offer discounted prices to its cardholders, through the Cuentas Wallet for many of the digital products and services illustrated in the graphic below. We intend to work to increase the quantity of offerings considerably in the future.

The below graphic illustrates the elements that Cuentas has strategically developed to provide marketplace advantages.

The Cuentas Competitive GPR Advantages

Cuentas’ strategic overview to augment growth and minimize churn is illustrated in the graphic below. The goal is to offer the consumer a one-stop shop, easy to use, mobile wallet that can solve many of their daily needs and desires while saving them time and money.

The Cuentas ECO System

The Western Union Company (“Western Union”)

On December 8, 2020, the Company entered into an Agency Agreement with Western Union whereby the Company is appointed as Western Union’s delegate and authorized to offer Western Union Money Transfer Services. This cooperation would allow Cuentas cardholders to transfer money internationally via the Western Union network directly from the Cuentas Mobile App. Western Union has been providing money transfer services around the world for more than a century and currently has more than 500,000 agent locations worldwide.

Agreements and Arrangements with CIMA

License Agreement with CIMA

On December 31, 2019, the Company entered into a Platform Exclusive License Agreement with CIMA Telecom, Inc. (“CIMA”) and two subsidiaries of CIMA (the “CIMA License Agreement”). Pursuant to the CIMA License Agreement, the Company has an exclusive, non-transferable, non-sublicensable, royalty-free license to access and use the CIMA Licensed Technology in the form provided to the Company via the Hosting Services (as defined in the CIMA License Agreement) and solely within the Fintech space for the Company’s business purposes. Under the CIMA License Agreement, CIMA received a one-time licensing fee in the amount of $9,000,000 in the form of a convertible note that may be converted, at the option of CIMA, into up to 25% of the total shares of Common Stock of the Company on a fully diluted basis as of December 31, 2019. The transactions with CIMA closed on December 31, 2019 (the “CIMA Transaction Closing”). Pursuant to the CIMA License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first calendar year from the CIMA Transaction Closing, $300,000 to be paid on June 30, 2020; (ii) for the second calendar year from the CIMA Transaction Closing, $500,000 to be paid on December 31, 2020; (iii) for the third calendar year from the CIMA Transaction Closing, $700,000 to be paid on December 31, 2021; (iv) for the fourth) calendar year from the CIMA Transaction Closing, $1,000,000 to be paid on December 31, 2022; (v) for the fifth calendar year from the CIMA Transaction Closing, $640,000 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640,000 to be paid on the anniversary date.

Contemporaneously with the CIMA Transaction Closing, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) by and between the Company, CIMA and Dinar Zuz LLC (“Dinar”), pursuant to which the Company made and sold (i) to CIMA a 3% convertible promissory note (the “CIMA Convertible Promissory Note”) in the principal amount of $9,000,000 and (ii) a warrant to each of CIMA and Dinar (as described below). The Purchase Agreement contained customary representations, warranties, covenants, and conditions, including indemnification. Among other conditions to closing, the Company has agreed to take all necessary steps to amend and restate its Articles of Incorporation and to amend and restate its Bylaws.

On December 31, 2019 and pursuant to the CIMA Convertible Promissory Note, CIMA exercised its option to convert the CIMA Convertible Promissory Note into 702,992 shares of Common Stock of the Company.

Warrants

Contemporaneously with the CIMA Transaction Closing, the Company made and sold a warrant to each of (a) CIMA (the “CIMA Warrant”) and (b) Dinar (the “Dinar Warrant”), each in accordance with the Purchase Agreement. Pursuant to the CIMA Warrant and Dinar Warrant, upon exercise, each of CIMA and Dinar shall be entitled to purchase from the Company, in the aggregate, an amount of duly authorized, validly issued, fully paid and nonassessable shares of Common Stock equal to 25% of total outstanding shares of the Company on a fully-diluted basis (taking into account any warrants, options, debt convertible into shares or other rights underlying shares of the Company) as of the conversion date; provided, however, that each of the CIMA Warrant and Dinar Warrant shall increase to include 25% of any additional shares (or warrants, options, debt convertible into shares or other rights underlying shares of the Company) of the Company only to the extent such shares are issued in breach of the Voting Agreement (as defined below). Pursuant to their terms, the CIMA Warrant and Dinar Warrant were exercisable, in whole and not in part during the term commencing on December 31, 2019 and ending on the earlier of (a) thirty days following the date on which the Company amends and restates its Articles of Incorporation, which is amendment and restatement is filed with and accepted by the Secretary of State of the State of Florida or (b) upon a Change of Control, as defined in such warrants. At that point, the Warrants are automatically exercised. On September 17, 2020, the Company issued 2,000,000 of its Common Stock to each of Dinar and CIMA, under the automatic exercise of the warrants.

Voting Agreement

Contemporaneously with the CIMA Transaction Closing, on December 31, 2019, the Company, CIMA, Dinar, Arik Maimon and Michael De Prado entered into a Voting Agreement (the “Voting Agreement”). Pursuant to the Voting Agreement, each of CIMA, Dinar and Mr. De Prado shall have the right to designate one director to the Board, and Mr. Maimon will have the right to designate two directors to the Board as promptly as practicable after the CIMA Transaction Closing. At each meeting of the Company’s shareholders at which the election of directors is to be considered, each of CIMA, Dinar, Mr. Maimon and Mr. De Prado shall have the right to designate one nominee for election at such meeting. Additionally, the Company has granted CIMA board observer rights whereby CIMA shall have the right to invite one representative to attend all meetings of the Board in a non-voting observer capacity. The size of the Board and appointee rights are subject to change in the event that the Company’s shares of Common Stock become listed on Nasdaq. Furthermore, pursuant to the Voting Agreement, each of Mr. Maimon and Mr. De Prado appointed each of CIMA and Dinar as their proxy and attorney-in-fact, with full with full power of substitution and resubstitution, to vote or act by written consent with respect to the shares of Voting Stock (as defined in the Voting Agreement) representing each individual’s pro rata percentage of the CIMA Proxy Stock and Dinar Proxy Stock (each as defined in the Voting Agreement), as may be recalculated from time to time subject to the terms and conditions of the Voting Agreement until the CIMA Warrant and Dinar Warrant are exercised, respectively. CIMA’s rights under the Voting Agreement automatically terminate upon the earliest to occur of: (a) the termination of the CIMA License Agreement; (b) the payment in full of all outstanding principal, accrued and unpaid interest, and all other amounts required to be paid by the Company to CIMA under the Debenture in cash and not as a result of the conversion of the debenture in the principal amount of $9,000,000 that is convertible into Common Stock of the Company; or (c) after the conversion of the Debenture into Common Stock of the Company, the date on which CIMA ceases to own 5% or more of the issued and outstanding Common Stock of the Company. Dinar’s rights under the Voting Agreement automatically terminate when Dinar ceases to own 5% or more of the issued and outstanding Common Stock of the Company.

Pledge Agreement

The Company also entered into an Asset Pledge Agreement with CIMA (the “Pledge Agreement”) pursuant to which the Company unconditionally and irrevocably pledged all of its rights, title and interest in and to the Licensed Technology and any rights and assets granted pursuant to the CIMA License Agreement to CIMA as a guarantee for the full and punctual fulfillment of its obligations under certain provisions of the Voting Agreement, which terms expire upon the exercise of the CIMA Warrant and Dinar Warrant, respectively, and the issuance of the securities under the CIMA Convertible Promissory Note and the CIMA Warrant. This occurred on September 21, 2020 and the Pledge Agreement expired.

Side Letter Agreement

Contemporaneously with the CIMA Transaction Closing, the Company, Mr. Maimon, Mr. De Prado, Dinar and CIMA entered into a side letter agreement (the “CIMA Side Letter”), dated December 31, 2019. Pursuant to the CIMA Side Letter, for as long as the CIMA License Agreement is in effect, the convertible promissory note (the “CIMA Convertible Note”) is outstanding and unpaid, or CIMA is a shareholder of the Company and owns at least 5% of the Company’s Common Stock, in addition to any other vote or approval required under the Company’s Articles of Incorporation, Bylaws, or any other agreement, each as amended from time to time, the Company has agreed not to take certain actions without certain approval thresholds of the directors appointed by CIMA, Dinar, Mr. Maimon and Mr. De Prado. These negative covenants restrict, among other things, the Company’s ability to incur additional debt, alter certain employment agreements currently in place, enter into any consolidation, combination, recapitalization or reorganization transactions, and issue additional capital stock. Additionally, pursuant to the CIMA Side Letter, upon conversion of the CIMA Convertible Note by CIMA, Cuentas shall have the primary right of first refusal, and each of Dinar, Mr. De Prado and Mr. Maimon have a secondary right of first refusal, to purchase any shares of Common Stock that CIMA intends to sell to the bona fide third party purchaser on the same terms and conditions as CIMA would have sold such shares of the Common Stock to any third party purchaser. Further, CIMA has a co-sale right to participate in a sale of shares of the Common Stock, in the event that Mr. De Prado, Mr. Maimon or any other director or officer of the Company holding greater than 1% of the Common Stock (on a fully diluted basis) proposes to sell any of his, her or its shares of Common Stock. In addition, CIMA and/or Dinar have been granted certain information rights, subject to their continued ownership of the CIMA Convertible Note or of 5% or more shares of the Company’s issued and outstanding Common Stock. Furthermore, pursuant to the CIMA Side Letter, upon a successful up-listing of the Company’s shares on Nasdaq, and once the market capitalization of the Company is greater than $50 million for a period of 10 consecutive trading days, each of Mr. Maimon and Mr. De Prado will have a right to earn a special bonus in the amount of $500,000 each.

Cuentas Mobile

Cuentas Mobile is our Mobile Virtual Network Operator (“MVNO”), which provided NextMobile branded mobile phones and prepaid voice, text, and data mobile phone services to a customer base currently consisting of approximately 1,000 subscribers. The brand name of these services is being migrated to Cuentas Mobile. Cuentas Mobile operates this business pursuant to contracts with Sprint Corporation, which allow Cuentas Mobile to use T-Mobile’s (formerly Sprint)’s network infrastructure to operate a virtual telecommunications network providing voice, text, and data services of essentially the same quality as those Sprint provides to its own retail subscribers. MVNOs such as Cricket, Boost, Simple and Lyca Mobile have been successful at creating brands, without owning the towers, hardware or network. Cuentas is currently reactivating distribution projects through grass roots retailers that normally interact with Cuentas’ target audience, specifically offering low-cost mobile phone service with the ability to make international calls to specific Spanish speaking countries in Central and South America.

CUENTAS Mobile
is the cleverest way to live your mobile lifestyle. We are the only mobile service to provide mobile data plus US and international calling minutes with your mobile plan. There are no limits to your mobile lifestyle with CUENTAS MOBILE.

Graphic Description: Sample of creative message planned for future advertising campaign.

We believe that our potential customers worldwide will migrate away from legacy telephone and banking systems to enhanced mobility solutions, the Company’s technological advantage and the synergies created by its unique combination of reloadable bank card and mobile virtual network operator rights will make its products increasingly useful to unbanked, under-banked, under-served and other emerging niche markets.

Meimoun & Mammon LLC

Meimoun & Mammon LLC (“M&M”) is a retail provider of domestic and international long-distance voice, text, and data telephony services to consumers in the United States and throughout the world. M&M holds International and Domestic Section 214 authority issued by the FCC. M&M operates the retail Tel3 business as a separate division.

M&M uses both private and public Internet services to function as the backbone of the M&M Network.

Regulatory Compliance

We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to: federal communications laws and regulations; foreign jurisdiction communications laws and regulations; federal anti-money laundering laws and regulations, including the Patriot Act, the BSA, anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations in the U.S., and similar international laws and regulations, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada; state unclaimed property laws and money transmitter or similar licensing requirements; federal and state consumer protection laws, including the CARD Act, and the Dodd-Frank Act, and regulations relating to privacy and data security; and foreign jurisdiction payment services industry regulations.

Our subsidiaries Cuentas Mobile and M&M are subject to regulation by the FCC and other government agencies and task forces. M&M holds International and Domestic Section 214 licenses issued by the FCC, which may be suspended or revoked by the FCC if M&M does not strictly comply with all applicable regulations and the terms and conditions under which the International and Domestic Section 214 licenses were issued. Cuentas Mobile and M&M are also subject to foreign jurisdiction communications laws and regulations. We believe that we, including our subsidiaries, are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change. Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the “CFPB”), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition. Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed.

Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While many states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. In those states where we are required to be licensed, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and must comply with various restrictions and requirements, such as those related to the maintenance of certain levels of net worth, surety bonding, selection and oversight of our authorized delegates, permissible investments in an amount equal to our outstanding payment obligations with respect to some of the products subject to licensure, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, retail distribution partners and other third parties, privacy and data security policies and procedures, and other matters related to our business. As a regulated entity, Cuentas may incur significant costs associated with regulatory compliance. We anticipate that compliance costs and requirements will increase in the future for our regulated subsidiaries and that additional subsidiaries will need to become subject to these or new regulations. If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

Recent Developments

COVID-19

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

Conversion of Preferred B Stock

On August 21, 2020, in connection with a special meeting of shareholders of the Company (the “Shareholders Meeting”), the Company filed with the Secretary of State of the State of Florida the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) to, among other things, cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”) to be converted into 5,000,000 shares of the Company’s Common Stock.

Amendment to Bylaws

On December 30, 2020, in connection with the Company’s IPO, the Company amended its Bylaws to, among other items:

●	allow a majority of the directors to have the power to determine and declare whether a director was nominated in accordance with the prescribed procedures;

●	allow a majority of the directors to have the power to determine and declare whether a business proposal was made in accordance with the prescribed procedures;

●	allow the directors to appoint the chairman for each meeting of the shareholders;

●	require that committees of the board be comprised of at least three members, each of whom must be independent; and

●	allow for the compensation committee to review and approve compensation.

Reverse Split

On January 28, 2021, the Company filed Articles of Amendment to the Articles of Incorporation of the Company with the Secretary of State of Florida, pursuant to which, effective as of February 2, 2021, the Company effected a 1-for-2.5 reverse split of its authorized and issued and outstanding shares of Common Stock. No fractional shares will be issued as a result of the reverse stock split. Fractional shares will be rounded up the nearest whole share, after aggregating all fractional shares held by a stockholder.

On February 4, 2021 the Company sold an aggregate of 2,790,697 units at a price to the public of $4.30 per unit (the “Offering”), each unit consisting of one share of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $4.30 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated as of February 1, 2021 (the “Underwriting Agreement”), between the Company and Maxim Group LLC (the “Representative” or “Maxim”), as representative of the sole underwriter. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 418,604 additional shares of Common Stock, and/or 418,604 additional Warrants, to cover over-allotments in connection with the Offering. The Company received gross proceeds of approximately $12.0 million, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated Offering expenses. Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter warrants (the “Underwriter’s Warrants”) to purchase up to a total of 223,256 shares of Common Stock (8% of the shares of Common Stock sold in the Offering). The Underwriter’s Warrants are exercisable at $5.375 per share of Common Stock and have a term of five years.

The total expenses of the offering were approximately $1.4 million, which included Maxim’s expenses relating to the offering.

On March 4, 2021 and pursuant to the Underwriting Agreement, Maxim exercised its 45-day option to purchase up to 418,604 additional Warrants, to cover over-allotments in connection with the Offering.

Entry into and Repayment of a Short-Term Loan with Labrys Funds LP

On September 2, 2020, the Company issued the Labrys Note to Labrys Funds LP (“Labrys”). The Labrys Note bears interest at a rate of 12% per annum, and was to mature on September 2, 2021. An amortized, monthly payment of principal and interest in the sum of $67,760 started in December 2020, with ability to extend the starting date of such amortized payments for up to two months upon notice, and the remaining loan principal becomes payable on maturity. The Labrys Note had an original issue discount in the amount of $60,500, and the issuing expenses were $40,000, resulting in net proceeds of $505,000. The Company also issued 70,906 shares of its Common Stock to Labrys. Out of those, 16,500 shares of Common Stock were issued in consideration of a commitment fee and the balance are subject to return to the Company once the Labrys Note is paid in full, if there were no defaults. In the event of a default, as defined in the Labrys Note, Labrys would have the right, to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the date of the Labrys Note, or any shares of capital stock or other securities of the Company into which such Common Stock shall be changed or reclassified, at the conversion price as set forth in the Labrys Note. On February 12, 2021, the Company prepaid its loan to Labrys and Labrys returned the Second Commitment shares to the Company.

Employees

As of March, 22, 2020, our management team consisted of the Chief Executive Officer, and Chief Financial Officer. We have an additional three full-time employees: our Compliance Officer, IT Director and VP Retail Operations for the United States market. For more information relating to the employment agreements, please see the section below entitled “Item 11. Executive Compensation.”

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

Risks Related to the Company

We have a limited operating history and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit.

We have a limited operating history upon which you may evaluate our business and an investment in our Common Stock may entail significantly more risk than the shares of Common Stock of a company with a substantial operating history. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our products must receive broader market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to generate revenues, manage development costs and expenses, and compete successfully with our direct and indirect competitors.

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

We may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our business plan and operating strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the market value of our Common Stock.

We are an early entrant in an emerging industry, and the long-term viability of our business strategy is unproven.

As an early entrant in this emerging Fintech industry, we are subject to the risk that our business model and business plan may not prove to be a viable long-term business strategy. If it turns out that our strategy is not a viable long-term business strategy, we may not be able to generate meaningful cash flows, which would materially and adversely affect the viability of our business and stock price.

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

COVID-19 and its impact on businesses and financial markets could have a material adverse effect on our operations.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as our business and operations. The extent to which COVID-19 impacts our business and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our business and results of operations may be materially adversely affected.

We are involved in various litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. See “Business-Legal Proceedings” for a description of certain litigation involving the Company.

Although the results of lawsuits and claims cannot be predicted with certainty, we do not believe that the final outcome of those matters that we currently face will have a material adverse effect on our business, financial condition, or results of operations. However, defending these claims is costly and can impose a significant burden on management and employees, and we may receive unfavorable preliminary or interim rulings in the course of litigation, which could adversely affect the market price of our securities. There can be no assurances that a favorable final outcome will be obtained in all cases.

Operating our business on a larger scale could result in substantial increases in our expenses.

As our business grows in size and complexity, we can provide no assurance that we can successfully enter new markets or grow our business without incurring significant additional expenses, that our management platform will ultimately prove to be scalable, and/or that we will be able to achieve economies of scale or we will be able to operate our business on a larger scale than the scale on which we have historically operated.

We are substantially dependent on the CIMA License Agreement, which may be terminated under certain circumstances.

On December 31, 2019, the Company entered into the CIMA License Agreement, pursuant to which the Company has a perpetual, exclusive, non-transferable, non-sublicensable, royalty-free license to access and use the CIMA Licensed Technology in the form provided to the Company via the Hosting Services. While the license agreement provides us with a license in perpetuity, if the license agreement is terminated in accordance with its terms, we will lose access to the licensed technology that comprise the Cuentas technology platform, which will have a significant impact on our business, operations and financial results. Further, if the license agreement is terminated, there is no guarantee that we will be able to enter into a new license agreement on the same or similar terms, if at all, and our competitors could license the technology, which would result in a significant market disadvantage to the Company.

CIMA and Dinar may exert significant influence over our business and affairs as a result of their corporate governance and other rights under the Side Letter Agreement, which may adversely affect the management of our Company.

Pursuant to the Side Letter Agreement, dated December 31, 2019, by and among the Company, Mr. Maimon, Mr. De Prado, Dinar and CIMA (the “Side Letter Agreement”), for as long as the CIMA License Agreement is in effect or CIMA is a shareholder of the Company and owns at least 5% of the Company’s Common Stock, in addition to any other vote or approval required under the Company’s articles of incorporation, bylaws, or any other agreement, each as amended from time to time, the Company has agreed not to take certain actions without certain approval thresholds of the directors appointed by CIMA, Dinar, Mr. Maimon and Mr. De Prado. These negative covenants restrict, among other things, the Company’s ability to incur additional debt, alter certain employment agreements currently in place, enter into any consolidation, combination, recapitalization or reorganization transactions, and issue additional capital stock. Further, CIMA has a co-sale right to participate in a sale of shares of the Common Stock, in the event that Mr. De Prado, Mr. Maimon or any other director or officer of the Company holding greater than 1% of the Common Stock (on a fully diluted basis) proposes to sell any of his, her or its shares of Common Stock. This may hinder our ability to raise the capital needed to improve our financial condition. These rights may limit the ability of our Board of Directors and our management team to make necessary personnel decisions, which may adversely affect the management of our company, particularly if disputes arise between us and CIMA or Dinar (which disputes in and of themselves could have a material adverse effect on our ability to conduct business).

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

We rely on a small number of persons to carry out our business and investment strategies. An Executive Search Committee has been established to evaluate and propose qualified executive candidates for approval by the Board of Directors. Any member of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all. Cuentas does not yet have but intends to have key man life insurance policies in place. Pursuant to the employment agreement, the CEO’s term expired in February 2021. The Company has formed an Executive Search Committee and it will begin the process of searching for key executive personnel, including a new CEO. The current CEO will remain as the Chairman of the Board after the hiring of a new CEO.

We are subject to regulation which may adversely affect our ability to execute our business plan.

We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to: federal communications laws and regulations; foreign jurisdiction communications laws and regulations; federal anti-money laundering laws and regulations, including the USA PATRIOT Act (the “Patriot Act”), the Bank Secrecy Act (the “BSA”), anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations in the U.S., and similar international laws and regulations, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada; state unclaimed property laws and money transmitter or similar licensing requirements; federal and state consumer protection laws, including the Credit Card Accountability, Responsibility and Disclosure Act of 2009 (the “CARD Act”), and the Durbin Amendment to Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and regulations relating to privacy and data security; and foreign jurisdiction payment services industry regulations. We believe that we are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change. Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

We are subject to Anti-Money Laundering Regulation.

We are subject to a comprehensive federal anti-money laundering regulatory regime that is constantly evolving. The anti-money laundering regulations to which we are subject include the BSA, as amended by the Patriot Act, which criminalizes the financing of terrorism and enhances existing BSA regimes through: (a) expanding AML program requirements to certain delineated financial institutions; (b) strengthening customer identification procedures; (c) prohibiting financial institutions from engaging in business with foreign shell banks; (d) requiring financial institutions to have due diligence procedures and, where appropriate, enhanced due diligence procedures for foreign correspondent and private banking accounts; and (e) improving information sharing between financial institutions and the U.S. government. Pursuant to the BSA, we have instituted a Customer Identification Program, (CIP). The CIP is incorporated into our BSA/anti-money laundering compliance program. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business” for additional information. Cuentas is or may become subject to reporting and recordkeeping requirements related to anti-money laundering compliance obligations arising under the Patriot Act and its implementing regulations. In addition, provisions of the BSA enacted by the Prepaid Access Rule issued by the Financial Crimes Enforcement Network (“FinCEN”), impose certain obligations, such as registration and collection of consumer information, on “providers” of certain prepaid access programs, including the prepaid products issued by Cuentas and our issuing banks for which we serve as program manager. In order to qualify for certain exclusions under the Prepaid Access Rule, some of our content providers were required to modify operational elements of their products, such as limiting the amount that can be loaded onto a card in any one day. In addition, pursuant to the Prepaid Access Rule, Cuentas and some of our retail distribution partners have adopted policies and procedures to prevent the sale of more than $10,000 in prepaid access (including closed loop and open loop products that fall under the monetary thresholds outlined above) to any one person during any one day.

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

We are subject to Federal Regulation.

At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the “CFPB”), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition. Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed.

We are subject to Money Transmitter Licenses or Permits.

Most states regulate the business of sellers of traveler’s checks, money orders, drafts and other monetary instruments, which we refer to collectively as money transmitters. While many states expressly exempt banks and their agents from regulation as money transmitters, others purport to regulate the money transmittal businesses of bank agents or do not extend exemptions to non-branch bank agents. In those states where we are required to be licensed, we are subject to direct supervision and regulation by the relevant state banking departments or similar agencies charged with enforcement of the money transmitter statutes and must comply with various restrictions and requirements, such as those related to the maintenance of certain levels of net worth, surety bonding, selection and oversight of our authorized delegates, permissible investments in an amount equal to our outstanding payment obligations with respect to some of the products subject to licensure, recordkeeping and reporting, and disclosures to consumers. We are also subject to periodic examinations by the relevant licensing authorities, which may include reviews of our compliance practices, policies and procedures, financial position and related records, various agreements that we have with our issuing banks, retail distribution partners and other third parties, privacy and data security policies and procedures, and other matters related to our business. As a regulated entity, Cuentas may incur significant costs associated with regulatory compliance. We anticipate that compliance costs and requirements will increase in the future for our regulated subsidiaries and that additional subsidiaries will need to become subject to these or new regulations. If we fail to maintain our existing money transmitter licenses or permits, or fail to obtain new licenses or permits in a timely manner, our business, results of operations and financial condition could be materially and adversely affected.

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

We are subject to Card Association and Network Organization Rules.

In addition to the federal, state, local, and foreign jurisdiction laws and regulations discussed above, we, Cuentas and our issuing banks, are also subject to card association and debit network rules and standards. The operating rules govern a variety of areas, including how consumers and merchants may use their cards and data security. Each card association and network organization audits us from time to time to ensure our compliance with these standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could result in fines and penalties or the termination of the card association registrations held by us or any of our issuing banks. Changes in card association rules or standards set by Visa or Vanilla Reload, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.

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

The Company and its subsidiaries have well-financed, well-managed competitors and may not be able to adequately compete in its market.

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

Cuentas recently began e-commerce card operations and is much smaller than its competitors, faces competition in the prepaid financial services industry including competitors such as American Express, First Data, Total Systems Services, Green Dot, NetSpend, Money Network, Momentum, Blackhawk, Prepaid MasterCard, MasterCard RePower, PayPal, Apple Pay, Amex Serve, H&R Block Emerald, J.P. Morgan Chase, and others. Cuentas also faces intense competition from existing players in the prepaid card industry.

Cuentas Mobile faces competitors including, without limitation, AT&T, Sprint, Viber, WhatsApp, Skype, MetroPCS, TracFone, Telcel, StraightTalk, Simple Mobile, Virgin Mobile, Boost, Net 10, IDT, Boost, and others.

M&M faces competition from many strong and well-financed competitors and other competitors, engaged in the retail termination of domestic and international long distance as well a mobile voice, text, and data services, including, without limitation, IDT, NobelCom, Access Wireless, Boost Mobile, H2O mobile, Mint Mobile and others.

Cuentas Mobile is dependent on the performance of third-party network operators.

MVNO operators, including Cuentas Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Cuentas Mobile uses T-Mobile’s (formerly Sprint) network to offer its services, and is dependent on the performance of Sprint and its network.

To compete effectively, Cuentas needs to improve its offerings continuously.

Cuentas began operations recently and is substantially smaller than its competitors. As a result, to compete effectively, Cuentas needs to improve its offerings rapidly and continuously.

Cuentas may be unable to attract and retain users.

As of the date of this filing, Cuentas has an operating history of e-commerce card business of less than one year. If Cuentas cannot increase the number of cardholders using its Cuentas Mastercard and retain its existing cardholders, this will significantly adversely affect Cuentas’ operating results, revenues, financial condition, and ability to remain in business.

Cuentas may be adversely affected by fraudulent activity.

Criminals, including, without limitation, cyber-organized criminal syndicates, and others, use increasingly sophisticated methods to engage in illegal activities involving prepaid cards, reload products, and customer information. Cuentas relies on third parties for certain transaction processing services, which subjects Cuentas and its customers to risks related to the vulnerabilities of these third parties, as well as Cuentas’ own vulnerabilities to criminals engaged in fraudulent activities. Fraudulent activity could result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect Cuentas’ business, operating results, and financial condition.

Risks Related to an Investment in Our Securities

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our securities. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

The market price of our Common Stock and Warrants may be highly volatile, and you could lose all or part of your investment.

The trading price of our Common Stock and Warrants is likely to be volatile. This volatility may prevent you from being able to sell your securities at or above the price you paid for your securities. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;

●	actual or anticipated fluctuations in our quarterly or annual operating results;

●	changes in financial or operational estimates or projections;

●	changes in the economic performance or market valuations of companies similar to ours; and

●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance.

The financial and operational projections and statements regarding future milestones that we may make from time to time are subject to inherent risks.

The projections and statements regarding future milestones that we provide herein or our management may provide from time to time reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections and targeted milestones themselves, will prove inaccurate or may not be achieved. There may be differences between actual and projected results, and actual results may be materially different from than those contained in the projections and statements regarding future milestones. The inclusion of the projections and statements regarding future milestones in this prospectus should not be regarded as an indication that we, our management or the underwriters considered or consider the projections or such statements to be a guaranteed prediction of future events, and the projections and such statements should not be relied upon as such.

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay dividends on our Common Stock for the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends should not purchase our securities.

Our existing directors, executive officers and principal shareholders have substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers, principal shareholders and their affiliates beneficially own or control, directly or indirectly, in the aggregate, approximately 58.53% of our outstanding Common Stock. As a result, these shareholders, acting together, could have significant influence over the outcome of matters submitted to our shareholders for approval, including the election or removal of directors; any amendments to our articles of incorporation or bylaws; any merger, consolidation or sale of all or substantially all of our assets; and over the management and affairs of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for our shares and might affect the market price of our Common Stock.

We are searching for a new Chief Executive Officer, and Chief Operating Officer the results of which may not be successful and may significantly change the management of the Company.

Pursuant to an employment agreement between the Company and Arik Maimon, our Chief Executive Officer, dated as of July 24, 2020 (the “2020 Maimon Employment Agreement”), Mr. Maimon agreed to resign as the Chief Executive Officer of the Company within four months of the effective date of the 2020 Maimon Employment Agreement (which term can be extended by the Board of Directors on a month-to-month basis with the approval of both Dinar and CIMA until a new CEO is appointed by the Board of Directors and was extended until February 24, 2021, when it expired) but continue as a member of the Company’s Board of Directors at the same salary compensation. An Executive Search Committee has been established to evaluate and propose qualified executive candidates for approval by the Board of Directors, including the Chief Executive Officer, President and Chief Operating Officer.

The Company is in the process of appointing a successor Chief Executive Officer. While we intend to do our diligence and identify a suitable person to fill this role, our search for a new Chief Executive Officer entails a risk that the newly appointed officer may bring changes to the management and operations of the Company. Such a change may affect shareholder value and the competitiveness of the Company in the public market.

Pursuant to an employment agreement between the Company and Michael De Prado, our President & Chief Operating Officer, dated as of July 24, 2020 (the “2020 De Prado Employment Agreement”), Mr. De Prado agreed to resign as the President & Chief Operating Officer of the Company within four months of the effective date of the 2020 De Prado Employment Agreement, which term can be extended by the Board of Directors on a month-to-month basis with the approval of both Dinar and CIMA until a new President& Chief Operating Officer is appointed by the Board of Directors (and was extended until February 24, 2021, when it expired), but continue as a member of the Company’s Board of Directors at the same salary compensation. An Executive Search Committee has been established to evaluate and propose qualified executive candidates for approval by the Board of Directors, including President and Chief Operating Officer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

We currently lease office space at 19 W. Flagler St, Suite 902, Miami, FL 33130 as our principal offices. We believe these facilities are in good condition and are sufficient for our current use, but may need to expand our leased space as our business efforts increase.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On October 1, 2020, the Superior Court of Fulton County, State of Georgia granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of Cuentas. The current briefing schedule calls for briefing in the appeal to be completed during the first quarter of 2021. Oral argument may be held, but no date for it has been set yet. On November 16, 2020, Cuentas filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter Cuentas filed its reply. The trial court has not yet set a date to hear this motion.

On October 23, 2018, Cuentas was served by Telco Cuba Inc. for an amount in excess of $15,000 but the total amount was not specified. The Company was served on December 7, 2018, with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50,000 paid to Defendants. Cuentas has hired an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by former company Chief Financial Officer, Michael Naparstek, claiming breach of contract for 833,333 shares (pre-2018 reverse stock split), $25,554 of compensation and $8,823 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade County. During the recent mediation, the Company and Mr. Naparstek reached an understanding of full settlement amount of $2,500. This litigation has been settled.

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless Cuentas from this and other debts. Cuentas hired an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The motion for summary judgment filed by Cuentas Inc. with the New Jersey Superior Court initially set for October 16, 2020 was heard on October 30, 2020 after being rescheduled by the court. Oral arguments were held over the phone via conference call. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. Presently, there is a current trial date set for March 15, 2021.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with Cuentas. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, SecureIP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed SecureIP by Limecom. SecureIP also alleges that Cuentas received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. Cuentas is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent Cuentas has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified Cuentas for any such liability. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that Cuentas rescinded the Limecom Acquisition on January 30, 2019.

ITEM 4.	MINE SAFETY DISCLOSUES.

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since February 2, 2021, our common stock has been traded on the Nasdaq Capital Market with the symbol CUEN and our warrants have been traded on the Nasdaq Capital Market with the symbol CUEN.W. Prior to such date, our common stock was traded on the OTCQB market. As our shares are relatively thinly traded, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

Holders of Common Stock

As of March 23, 2021, our shares of common stock were held by 138 record holders and our warrants were held by 4 record holders. As of March 23, 2021, we had 13,863,125 shares of Common Stock issued and outstanding. Additionally, there were 338,000 options to purchase common stock issued of which 338,000 are exercisable as of March 23, 2021. Furthermore, as of March 23, 2020 there were (1) 2,790,697 shares of Common Stock issuable upon exercise of the Warrants issued in our public offering that closed in February 2021; (2) 223,256 shares of Common Stock issuable upon exercise of the representative’s warrants at an exercise price of $5.375 per share; (3) (a) 135,200 shares of our Common Stock issuable upon the exercise of outstanding options at a weighted average exercise price of $11.18 per share; (b) 54,762 shares of our Common Stock issuable upon exercise of our currently outstanding warrants at a weighted average exercise price of $10.34 per share; (c) 36,394 shares of our Common Stock issuable upon exercise of currently outstanding convertible note at a conversion price of $6.87 per share and (d) 76,666 shares of our Common Stock issuable upon the vesting of Common Stock awards granted to some of our employees and consultants. The Company is authorized to issue up to 360,000,000 shares of common stock and 50,000,000 shares of blank check preferred stock, par value $0.001.

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

We have never paid any cash dividends. We may not pay additional cash or stock dividends in the foreseeable future on the shares of common or preferred stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including any applicable laws.

Therefore, there can be no assurance that any addition dividends on the common or preferred stock will be declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	135,200	11.18	-
Equity compensation plans not approved by security holders	-	-	-
Total	135,200	11.18	-

On March 30, 2020, the Company issued 79,200 options to its Chief Executive Officer and President of the Company. The options carry an exercise price of $14.35 per share. All the options were vested immediately. The options are exercisable until March 30, 2022.

On March 21, 2019, the Company issued 20,000 options to its Chief Financial Officer. The options carry an exercise price of $5.23 per share. All the options were vested immediately. The options are exercisable until March 20, 2024.

On September 13, 2018, the Company issued 24,000 options to its President and Chief Executive Office. The options carry an exercise price of $7.5 per share. The options are exercisable until September 12, 2023.

On September 13, 2018, the Company issued 12,000 options to its member of the Board. The options carry an exercise price of $7.5 per share. The options are exercisable until September 12, 2023.

Recent Sales of Unregistered Securities

All share and per share information in this section reflects a proposed reverse stock split of the authorized and outstanding common stock at an anticipated ratio of 1-for-2 to occur immediately following the effective date but prior to the closing of the offering.

On January 3, 2020 Dinar Zuz provided $300,000 to the Company in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. Additionally, on January 3, 2020, the Company issued 40,000 shares of its Common Stock to Dinar Zuz, as a result of a conversion of the Dinar Zuz Convertible Note in the amount of $300,000.

On January 9, 2020, the Company issued 16,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated June 3, 2019. The fair market value of the shares at the issuance date was $240,000.

On January 14, 2020, the Company issued 49,867 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $890,323.

On February 10, 2020, the Company issued 4,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933.

On March 3, 2020 Dinar Zuz provided an additional amount of $450,000 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. Additionally, on March 3, 2020 the Company issued 462,992 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700,000.

On April 2, 2020, the Company issued 28,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On May 22, 2020, the Company issued 17,128 shares of its Common Stock pursuant to a cashless conversion of warrants to purchase up to 29,232 shares of its Common Stock at an exercise price equal to $3.25 per share.

On August 20, 2020, the Company issued 20,000 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $180,000.

On August 27, 2020, the Company converted all the outstanding shares of Series B Preferred Stock, par value $0.001 per share to 4,000,000 shares of the Company’s common stock, par value $0.001 per share in connection with the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) which was adopted on August 17, 2020 to cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share to be converted into shares of the Company’s common stock, par value $0.001 per share on a one-to-one basis.

On August 20, 2020, the Company issued 20,000 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $180.

On September 17, 2020, the Company issued 2,000,000 of its Common Stock par value $0.001 per share to each of Dinar Zuz and Cima Telecom Inc., under a warrant dated December 31, 2019.

On September 17, 2020, the Company issued 56,725 shares of its Common Stock pursuant to promissory note, dated September 15, 2020. The fair market value of the shares at the issuance date was $350,000. Out of those, 13,200 shares of Common Stock were issued in consideration of Commitment fee and the balance are subject to return to the Company once the promissory note will be paid in full.

On September 30, 2020, the Company issued 40,000 of its Common Stock par value $0.001 per share to a private investor in consecration of cancellation of warrants to purchase up to 39,734 shares of its Common Stock at an exercise price equal to $8.12 per share.

Under the Labrys Note, the Company issued a self-amortization promissory note of the Company to Labrys in a sum of $605,000, consisting of $544,500.00 plus an original issue discount in the amount of $60,500 at an interest rate of 12% per annum convertible into shares of Common Stock, as well as 56,725 shares of Common Stock as Commitment Shares in reliance upon the exemption from securities registration afforded by Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated by the SEC. In the event of a default, as defined in the Labrys Note, Labrys has the right, to convert all or any portion of the then outstanding and unpaid principal amount and interest into fully paid and non-assessable shares of Common Stock, as such Common Stock exists on the date of the Labrys Note, or any shares of capital stock or other securities of the Company into which such Common Stock shall be changed or reclassified, at the conversion price as set forth in the Labrys Note.

On November 12, 2020, the Company issued a convertible promissory note to a private investor in the amount of $250,000, which matures on November 12, 2021. Interest accrues from the date of the note on the unpaid principal amount at a rate equal to 10.00% per annum, calculated as simple interest. The holder may elect to convert all or any part of the then outstanding principal and accrued but unpaid interest due under the note into shares of Common Stock until maturation. The conversion price of the note is $6.87 per share, which may be proportionately adjusted as appropriate to reflect any stock dividend, stock split, reverse stock split or other similar event affecting the number of outstanding shares of Common Stock of the Company without the payment of consideration to the Company therefor at any time prior to conversion.

On November 20, 2020, the Company issued warrants to purchase up to 40,000 shares of its Common Stock at an exercise price equal to $8.75 per share to an advisor.

On January 28, 2021, the Company issued 20,000 shares of its Common Stock to its Chief Financial Officer, 40,000 shares of its Common Stock to a member of the Board of Directors of the Company and 2,933 shares of its Common Stock to a former employee. The fair market value of the shares was $459.

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

The Company invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers wholesale telecommunications minutes and prepaid telecommunications minutes to consumers through its Tel3 division.

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”), Next Cala, Inc. (94% owned -was dissolved on July 3, 2020) (“Cala”), NxtGn, Inc. (65% owned-was dissolved on August 24, 2020) (“NxtGn”) and Cuentas Mobile LLC (formerly Next Mobile 360, LLC. - 100% owned). Additionally, Next Cala, Inc. had a 60% interest in NextGlocal Inc. (“NextGlocal”), a subsidiary formed in May 2016 and which was dissolved on September 27, 2019. Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. On October 23, 2017, the Company acquired 100% of the outstanding shares in Limecom, Inc., (“Limecom” and such acquisition, the “Limecom Acquisition”) from Heritage Ventures Limited (“Heritage”). On January 30, 2019, the Company exercised a right to rescind the Acquisition, principally in an effort to reduce the Company’s continuing debt obligations associated with the Acquisition.

Formation of SDI NEXT DISTRIBUTION LLC (“SDI NEXT”)

On December 6, 2017, the Company completed its formation of SDI NEXT in which the Company owns a 51% membership interest, previously announced August 24, 2017 in a letter of intent with Fisk Holdings, LLC (“Fisk Holdings”). Per the Operating Agreement of SDI NEXT the Company and Fisk Holdings will serve as the Managing Members of SDI Next and the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period. Fisk Holdings will contribute 30,000 (thirty thousand) active point of sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid general purpose reload (“GPR”) cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed formation of an established distribution business for third-party gift cards, digital content, mobile top up, financial services and digital content, which presently includes more than 31,600 U.S. active Point of Sale locations, including store locations, convenience stores, bodegas, store fronts, etc. The parties agreed that additional product lines may be added with unanimous decision by the Managing Members of SDI NEXT. During 2018, it was agreed between the parties to distribute the Company’s recently announced CUENTAS GPR card and mobile banking solution aimed to the unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 31,600 retail locations SDI NEXT presently serves. SDI NEXT was dissolved on August 22, 2020.

Limecom

On October 23, 2017, the Company acquired 100% of the outstanding interests in Limecom.

On January 29, 2019, the Company and Heritage Ventures Ltd. (“Heritage”) agreed to amend the Share Purchase Agreement, dated September 19, 2017 (the “Limecom Purchase Agreement”) to extend the right of the Company to rescind the same Share Purchase Agreement and to return the stock in Limecom back to Heritage in the following manner:

(a) The 55,259 shares of the Company issued to Heritage and its stockholders will not be returned to the Company, and the remaining 13,815 shares of the Company in escrow will not be issued to Heritage. Instead, the Company will issue an additional 36,000 shares of the Company as directed by Heritage.

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

(h) Cuentas agreed to issue 8,296 shares of Cuentas restricted stock to several Limecom employees in exchange for salaries due to them. Those shares will be issued and held in escrow until the full satisfaction of the terms of this Amendment.

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

Next Communications, Inc. Bankruptcy

The Company has historically received financing from Next Communications, Inc. (“Next Communications”), an entity controlled by our CEO, and had a related party payable balance of approximately $0 and approximately $2,972,000 due to Next Communications as December 31, 2018. During the first calendar quarter of 2017, Next Communications filed for bankruptcy protection. As a result, the related party payable was handled by a court appointed trustee as an asset of Next Communications. On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a Plan of Reorganization for Next Communications., whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the payable to Next Communications. On March 10, 2019, the Company paid $50,000 to the trust account of the specific creditor, per the order, and on May 10, 2019, the Company paid $550,000 to the same trust account of the specific creditor, per the order, and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

OUTLOOK

Business Environment

We are a leading technology payment platform company that enables digital and mobile payments on behalf of under-bank and unbanked individuals. We believe in providing simple, affordable, secure and reliable financial services and digital payments to help our customers to achieve their financial goals. We strive to increase our relevance for consumers, and family to access and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions. We also facilitate person to person payments through Cuentas GPR Card.

We operate globally and in a rapidly evolving regulatory environment characterized by a heightened regulatory focus on all aspects of the payments industry. That focus continues to become even more heightened as regulators on a global basis focus on such important issues as countering terrorist financing, anti-money laundering, privacy and consumer protection. Some of the laws and regulations to which we are subject were enacted recently and the laws and regulations applicable to us, including those enacted prior to the advent of digital and mobile payments, are continuing to evolve through legislative and regulatory action and judicial interpretation. Non-compliance with laws and regulations, increased penalties and enforcement actions related to non-compliance, changes in laws and regulations or their interpretation, and the enactment of new laws and regulations applicable to us could have a material adverse impact on our business, results of operations and financial condition. Therefore, we monitor these areas closely to ensure compliant solutions for our customers who depend on us.

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At Cuentas, we push the boundaries of what is possible through a broad range of research and development activities that seek to anticipate the changing demands of customers, industry trends and competitive forces.

Key Opportunities and Investments

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, we see significant opportunities to drive future growth.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2020 to year ended December 31, 2019

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes and other related telecom services.

Revenues during the year ended December 31, 2020 totaled $558,000 compared to $967,000 for the year ended December 31, 2019. The decrease is due to our diminishing telecom business. The Company generated revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company have begun to generate sales from its Fintech products and services during the third quarter of 2020.

Costs of Revenue

Cost of revenues during the year ended December 31, 2020 totaled $697,000 compared to $808,000 for the year ended December 31, 2019. The decrease is due to our diminishing telecom business. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Since the soft launch of the Company’s GPR Product during the second quarter of 2020, cost of revenue also consisted of costs related to the sale of the Company’s GPR Card in the amount of $158,000.

Operating Expenses

Operating expenses totaled $7,640,000 during the year ended December 31, 2020 compared to $2,305,000 during the year ended December 31, 2019 representing a net increase of $5,335,000. The increase in the operating expenses is mainly due to the increase in the amortization expense of intangible assets in the amount of $1,800,000, officers compensation in the amount of $1,325,000, increase in stock-based compensation in the amount of $1,234,000 and increase in professional services in the amount of $172,000.

Other Income

The Company recognized other income of $296,000 during the year ended December 31, 2020 compared to other income of $860,000 during the year ended December 31, 2019. The net change from the prior period is mainly due to other income in the amount of $2,362,000 from the satisfaction of the Company’s obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019 pursuant to which we paid and recorded $600,000 to satisfy an obligation of approximately $2,962,000 in 2019. It is also due to the change in the gain recognized on the fair value measurement of our derivative and stock-based liabilities. The fair value measurements related to derivative liabilities is driven by market inputs and inherently subject to volatility. Gain from Change in Fair Value of stock-based liabilities for year ended December 31, 2020 was $303,000, as compared to a loss of $560,000 for the year ended December 31, 2019.

Net Loss

We incurred a net loss of $8,101,000 for the year ended December 31, 2020, as compared to a net loss of $1,320,000 for the year ended December 31, 2019, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2020, the Company had $227,000 of cash, total current assets of $296,000 and total current liabilities of $6,480,000 creating a working capital deficit of $6,184,000. Current assets as of December 31, 2020 consisted of $227,000 of cash, marketable securities in the amount of $3,000, related parties of $54,000 and other current assets of $12,000.

As of December 31, 2019, the Company had $16,000 of cash, total current assets of $165,000 and total current liabilities of $3,917,000 creating a working capital deficit of $3,752,000. Current assets as of December 31, 2019 consisted of $16,000 of cash, marketable securities in the amount of $1,000, related parties of $54,000 and other current assets of $94,000.

The increase in our working capital deficit was mainly attributable to the increase of $1,484,000 in other accounts liabilities, an increase of $829,000 in our trade account payables and an increase of $703,000 in our short-term loans and convertible loans.

Net cash used in operating activities was $1,738,000 for the year ended December 31, 2020, as compared to net cash used in operating activities of $1,315,000 for the year ended December 31, 2019. The Company’s primary uses of cash have been for professional support, marketing expenses and working capital purposes.

Net cash provided by financing activities was approximately $1,949,000 for the year ended December 31, 2020, as compared to approximately $1,177,000 for the year ended December 31, 2019. We have principally financed our operations in 2019 through the sale of our Common Stock and the issuance of debt.

We have principally financed our operations in 2020 through the sale of our Common Stock to private investors, issuance of convertible loans debt and loans from our shareholders. On September 11, 2020, the Company issued a promissory note to Labrys Funds LP (“Labrys”) for $605,000 (the “Labrys Note”). On February 12, 2021, we fully prepaid our loan to Labrys.

On November 12, 2020, we issued a convertible promissory note to a private investor in the amount of $250,000, which matures on November 12, 2021. Interest accrues from the date of the note on the unpaid principal amount at a rate equal to 10.00% per annum, calculated as simple interest. The holder may elect to convert all or any part of the then outstanding principal and accrued but unpaid interest due under the note into shares of Common Stock until maturation. The conversion price of the note is $2.75 per share, which may be proportionately adjusted as appropriate to reflect any stock dividend, stock split, reverse stock split or other similar event affecting the number of outstanding shares of Common Stock of the Company without the payment of consideration to the Company therefor at any time prior to conversion. The Company issued such convertible promissory note in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 4, 2021 the Company sold an aggregate of 2,790,697 units at a price to the public of $4.30 per unit (the “Offering”), each unit consisting of one share of the Company’s Common Stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $4.30 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated as of February 1, 2021 (the “Underwriting Agreement”), between the Company and Maxim Group LLC (the “Representative” or “Maxim”), as representative of the sole underwriter. In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to 418,604 additional shares of Common Stock, and/or 418,604 additional Warrants, to cover over-allotments in connection with the Offering. The Company received gross proceeds of approximately $12.0 million, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated Offering expenses. Pursuant to the Underwriting Agreement, the Company also issued to the Underwriter warrants (the “Underwriter’s Warrants”) to purchase up to a total of 223,256 shares of Common Stock (8% of the shares of Common Stock sold in the Offering). The Underwriter’s Warrants are exercisable at $5.375 per share of Common Stock and have a term of five years. The total expenses of the offering were approximately $1.4 million, which included Maxim’s expenses relating to the offering.

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

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding the Cuentas Mastercard, continually develop and upgrade our website, respond to competitive developments, lower our financing costs and specifically our accounts receivable factoring costs, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Impact of Inflation

The Company does not expect inflation to be a significant factor in operation of the business.

Critical Accounting Policies

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our financial statements, which we discuss under the heading “Results of Operations” following this section of Item 7. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.

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

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

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

Recently Issued Accounting Standards

On August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2020-06, but do not expect any material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improves consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not anticipate any immediate impact on its consolidated financial statements upon adoption.

In June 2016, the FASB issued an ASU that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Company adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there was no material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

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

On November 28, 2020, the Audit Committee of the Board of Directors (the “Board”) of the Company approved the appointment of Halperin Ilanit, CPA to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2020 and 2019, are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.Such Information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective due to the following material weakness identified:

●	Lack of appropriate segregation of duties,

●	Lack of information technology (“IT”) controls over revenue, and

●	Lack of adequate review of internal controls to ascertain effectiveness, and

●	Lack of control procedures that include multiple levels of supervision and review.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Directors and Executive Officers

Set forth below is information regarding our current directors and executive officers. Each director holds his office until he resigns or is removed and his successor is elected and qualified

Name	Age	Position

Arik Maimon	45	Chairman of the Board of Directors and Interim Chief Executive Officer

Ran Daniel	52	Chief Financial Officer

Michael De Prado	51	Vice Chairman and Director

Adiv Baruch	57	Director

Richard J. Berman	77	Director

Yochanon Bruk	42	Director

Jeff Lewis	61	Director

David B. Schottenstein	37	Director

Directors and Executive Officers

Arik Maimon, our Chairman, is a founder and Chairman of the Company and served as its CEO from its inception until February 2021, following which he continues to serve as interim CEO while the Company searches for a new CEO. In addition to co-founding the Company, Mr. Maimon founded the Company’s subsidiaries Cuentas Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long-distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder, Chairman, Interim CEO, and as our largest stockholder.

Ran Daniel has served as Chief Financial Officer since November 23, 2018. He has over 25 years of financial and business management experience, accounting, auditing, business forecasting, M&A, due diligence, SEC regulations and internal control experiences. He was responsible for the financial and accounting functions in several companies and has extensive experience working as a CFO in both rapidly growing companies and publicly traded companies. He has worked with real estate, fashion, high-tech companies as well as remote institutional and high net worth individuals. Mr. Daniel is licensed as a Certified Public Accountant (CPA) in the United States and Israel, Chartered Financial Analyst (CFA) and is admitted to practice law in the State of New York. Mr. Daniel holds a Bachelor of Economics, a Bachelor of Accounting and an MBA in Finance from the Hebrew University, as well as a Graduate Degree in Law from the University of Bar-Ilan. Mr. Daniel serves on the Company’s Chief Financial Officer due to the perspective and experience he brings as our Chief Financial Officer.

Michael A. De Prado is a founder and Vice Chairman of the Company and served as its President from its inception until February 2021. Prior to founding the Company, Mr. De Prado spent 20 years in executive positions at various levels of responsibility in the banking, technology, and telecommunications industries. As President of Sales at telecommunications company Radiant/Ntera, Mr. De Prado grew Radiant/Ntera’s sales to more than $200 million in annual revenues. At theglobe.com, Mr. De Prado served as President, reporting directing to Michael S. Egan. Mr. De Prado serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder, President, and COO.

Adiv Baruch has been a director of the Company since May 2016. Mr. Baruch is a global leader anchors in the Israeli high-tech industry as well as the Chairman of Israeli Export and International cooperation Institute and several private and public companies. Adiv has over 28 years of experience in equity investment and operation management under distress. Mr. Baruch also serves as chairman of Jerusalem Technology Investments Ltd. He also currently serves as Chairman of Maayan Ventures, a platform for investments in innovative technology companies. Mr. Baruch has served as a director of the Bank of Jerusalem, and he served as CEO of BOS Better Online Solutions, which, under this leadership, grew into a highly-successful company traded on Nasdaq under the symbol BOSC. Throughout his career, he has championed development and support of new talent in the high tech and entrepreneurial arenas. He is a Technion graduate and the Chairman of the Institute of Innovation and Technology of Israel. Mr. Baruch serves as a member on the Company’s Board of Directors due to the perspective and experience he brings to Our Board.

Richard J. Berman has served as a Director of the Company since September, 2018. Mr. Berman’s career spans over 35 years of venture capital, senior management and merger and acquisitions experience. He possesses a strong track record of providing senior leadership as an executive and board member of public and private companies, with extensive experience in many business sectors including finance, technology, retail, bio-science and real estate. Mr. Berman currently serves as a Director of four public companies: Advaxis, Inc., Catasys, Inc., Cryoport Inc. and Immuron. He also served as a Director or Officer of more than a dozen public and private companies, including Chairman of National Investment Managers, a company with $12 billion in pension administration assets, from 2006 to 2011. Mr. Berman has a strong track record of providing corporate leadership in the financial services sector, serving as Director of two leading private companies, Strategic Funding Source, an alternative lender to small businesses; and Honor Capitol, an organization that provides auto and home insurance loans to consumers. Mr. Baruch serves as a member on the Company’s Board of Directors due to the perspective and experience he brings to Our Board.

Yochanon Bruk is the managing partner of Dinar Zuz LLC and has served as a Director of the Company since December 2019. Mr. Bruk joined Felman Trading in August 2009 as Logistics Manager and was appointed Corporate Logistics & Transportation Manager in 2011. In this role, he oversees the logistical operations and international distribution networks to ensure the seamless transportation of materials for Felman Production, CCMA, and a number of European-based companies that operate alongside Felman Trading. Mr. Bruk serves as a member on the Company’s Board of Directors due to the perspective and experience he brings to Our Board.

Jeff Lewis has served as a director of the Company since February 2021. Mr. Lewis currently serves as Senior Vice President—Payments and Prepaid of Sutton Bank and has been at Sutton Bank since April 2017. Prior to joining Sutton Bank, Mr. Lewis was a Vice President, General Manger Financial Services at InComm since November 2012. Mr. Lewis has 25 years of payment industry experience with knowledge and experience in networks, card processing, payment processing and program management disciplines. Previously, Mr. Lewis also held key executive positions at Discovery Inc., FIS Global and Metavante Technologies Inc. where he developed a strong background in technology, regulatory and payment processing. Mr. Lewis serves as a member on the Company’s Board of Directors due to the perspective and experience he brings to Our Board.

David B. Schottenstein has served as a director of the Company since February 2021. Mr. Schottenstein is currently the Chief Executive Officer of Privé Revaux, an eyewear company, since June 2017 and has previously served as the Chief Executive Officer of DSCN Capital, an investment fund. He received his Rabbinic degree from Oholei Torah in 2002. Mr. Schottenstein serves as a member on the Company’s Board of Directors due to the perspective and experience he brings to Our Board.

In order to meet the independence requirement of a majority of the members of the Board meeting the Nasdaq requirements the number of directors on the Board of the company may be raised to 11 members.

Family Relationships

There are no family relationships, or other arrangements or understandings between or among any of the directors, director nominees, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

Indemnification of Directors and Officers

Our Articles of Incorporation and Bylaws both provide for the indemnification of our officers and directors to the fullest extent permitted by Florida law.

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

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of shareholders and until their successors have been elected and qualified. Currently, pursuant to the Voting Agreement, Dinar, Mr. De Prado and CIMA each have the right to appoint one director to the Board and Mr. Maimon has the right to appoint two directors to the Board.

At each meeting of the Company’s shareholders at which the election of directors is to be considered, each of CIMA, Dinar, Mr. Maimon and Mr. De Prado have the right to designate one nominee for election at such meeting, and Mr. Maimon has the right to appoint two directors for a total of five Board members. It is intended that, following the Company’s listing on Nasdaq, the Board may expand to 11 members with the same appointment rights as before with six additional independent board members elected by the shareholders of the Company pursuant to the Amended and Restated Articles and Amended and Restated Bylaws, each as further amended from time to time.

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

Corporate Governance

Advisors to Management Team

On November 20, 2020, the Company entered into the Advisory Agreement, pursuant to which Mr. Wattenberg will provide certain management consulting services to the Company in relation to the operations of the Company, its management, strategic planning, marketing and financial matters until April 30, 2021. In exchange for such advisory services, the Company agreed to pay Mr. Wattenberg a cash fee in the amount of $25,000, payable in five equal installments of $5,000 each with the first payment due on the effective date of the Advisory Agreement and monthly thereafter for the balance of the term. In addition, upon the effective date, the Company issued to Mr. Wattenberg a five-year warrant to acquire up to 40,000 shares of common stock of the Company, exercisable at any time at $8.75 per share, on a cash or cashless basis.

On December 15, 2020, the Company entered into a consulting agreement with Juan Martin Gomez, who is currently the chief executive officer and a 25% shareholder of CIMA (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Martin will have access to the Company’s facilities once a week and provide consulting services to the Company, including support for marketing and corporate structuring, for a term of one year, which term may be extended upon satisfactory performance of his duties. In exchange for his consulting services, the Company will pay Mr. Martin a monthly fee of $5,000.

Board of Directors

We currently have seven directors serving on our Board of Directors. A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board consent in writing to the action.

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Messrs. Berman, Baruch, Lewis and Schottenstein are “independent” as defined by applicable rules and regulations.

Board Committees

Our Board of Directors has established two standing committees—Audit and Compensation. All standing committees operate under a charter that has been approved by our Board of Directors. In addition, in lieu of a Nominating and Corporate Governance committee, our Board of Directors has designated the independent directors of the Board of Directors by resolution to select, or recommended for the Board of Director’s selection, any and all nominees to the Board of Directors (see Nomination of Directors below).

Audit Committee

Our Board of Directors has an Audit Committee, composed of Messrs. Berman, Lewis and Baruch, each of whom are independent directors as defined in accordance with section Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Mr. Berman serves as chairman of the committee. The Board has determined that Mr. Berman is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. For this purpose, the Audit Committee has a charter (which will be reviewed annually) and performs several functions. The Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

●	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	reviews the financial statements to be included in our annual report on Form 10-K and quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

●	oversees all aspects of our systems of internal accounting and financial reporting control and corporate governance functions on behalf of the board; and

●	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the Board of Directors regarding corporate governance issues and policy decisions.

The Audit Committee has a charter, which will be reviewed annually.

Compensation Committee

Our Board of Directors has a Compensation Committee composed of Messrs. Berman and Baruch, each of whom is independent in accordance with rules of Nasdaq. Mr. Berman is the chairman of the Compensation Committee. Our Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter, which will be reviewed annually.

Nomination of Directors

Our Board of Directors, by resolution of the full Board of Directors addressing the nominations process and such related matters as may be required under the federal securities laws, has charged the independent directors constituting a majority of our Board of Directors with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the Board of Directors for consideration. The independent directors will consider director nominees recommended by security holders.

Code of Business Conduct and Ethics and Insider Trading Policy

Our Board of Directors has adopted a Code of Ethical Conduct and an Insider Trading Policy.

Compliance under Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020, all filing requirements applicable to the Reporting Persons were timely met.

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

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2020	$295,000	$500,000	$253,333	$-	$-	$5,000	$1,053,333
CEO	2019	180,000	$93,740	$-	$-	$-	$10,000	$283,740

Michael De Prado	2020	$265,000	$500,000	$202,667	$-	$-	$4,000	$971,667
President	2019	130,000	$93,740	$-	$-	$-	$6,000	$229,740

Ran Daniel	2020	$162,000	$100,000	$-	$-	$-	$179,452	$441,952
CFO	2019	$175,500	$-	$102,991	$-	$-	$-	$278,941

On July 24, 2020, our Compensation Committee approved the amendments to the employment agreements with each of Mr. Maimon and Mr. De Prado. The Employment Agreements superseded the terms of the pre-existing Employment Agreements.

Pursuant to the terms of the Employment Agreements, among other things:

(1)	Mr. Maimon will receive the following compensation: (a) a base salary of $295,000 per annum during the term of employment (the earlier of four months (or any extension thereof) or the appointment of a replacement president), and after the employment term ends payment of such amount continuing in the form of board compensation for an initial period of 18 months, which may be extended from year to year for an additional 12 months (for up to 36 months in total) upon receipt of required approvals (b) participation in the Company’s employee benefits plan; (c) participation in the Company’s Funding and Change in Control Bonus Plans, if and when in effect, as described below in section 5.

(2)	Mr. De Prado will receive the following compensation: (a) a base salary of $265,000 per annum during the term of employment (the earlier of four months (or any extension thereof) or the appointment of a replacement president), and after the employment term ends payment of such amount continuing in the form of board compensation for an initial period of 18 months, which may be extended from year to year for an additional 12 months (for up to 36 months in total) upon receipt of required approvals; (b) participation in the Company’s employee benefits plan; (c) participation in the Company’s Funding and Change in Control Bonus Plans, if and when in effect, as described below in section 5.

(3)	Each of Mr. De Prado and Mr. Maimon will be employed for an initial term of four months which can be extended up to an 18 month period as a Special Board Compensation unless either party terminates the New Employment Agreements. As of December 31, 2020, the initial term for each of Mr. De Prado and Mr. Maimon was extended by additional of seven weeks. The terms ended as of February 24, 2021 at which time Mr. De Prado and Mr. Maimon ceased to serve as President and CEO, respectively and Mr. Maimon began serving as Interim CEO pending engagement of a new CEO.

(4)	The Executives shall be entitled to a bonus payment in connection with the Change in Control of the Company (the “Change in Control Bonus”). The Change in Control Bonus for the Executive will be based upon a Bonus Percentage (as set forth in the chart below) based upon the cash consideration received by the stockholders of the Company in the Change in Control transaction (minus any expenses, holdback provisions or other deductions from the purchase price), as determined in the sole discretion of the Board.

(a)	The Bonus Percentage in relation to the cash consideration received by the stockholders is as follows:

Bonus Percentage	Cash Consideration Received by Stockholders
0%	Less than $150 million
1% (one percent)	$150 million or more
2.5% (two and one-half percent)	$250 million or more
3.75% (three and three-fourths percent)	$500 million or more
5% (five percent)	$1 Billion or more

(5)	The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(6)	Each of the Executives are entitled to certain travel and expense reimbursement.

(7)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

As the employment terms of the Executives terminated on February 24, 2021, Mr. Maimon became the chairman (and interim CEO) of the Company and Mr. De Prado became the vice chairman. Under the Employment Agreements, each of them continues to receive the Special Board Compensation described in clause 2 above.

On November 28, 2018, the Company entered in to Employment agreement with Mr. Daniel. Pursuant to the terms of the Employment Agreement, among other things:

(1)	Mr. Daniel will receive a base salary of $162,500 per annum for initial five years term. The Agreement will be automatically renewed for successive one-year periods unless either party provides ninety days’ prior notice of termination. Furthermore, during the term of his Employment Mr. Daniel’s compensation shall no less than any other officer or employee of the Company or its subsidiary.

(2)	Mr. Daniel shall have the right, on the same basis as other senior executives of the Company, to participate in and to receive benefits under any of the Company’s employee benefit plans, as such plans may be modified from time to time, and provided that in no event shall Mr. Daniel receive less than four weeks paid vacation per annum and six paid sick and five paid personal days per annum.

(3)	Upon the successful up-listing of the Company’s shares of Common Stock to Nasdaq, Mr. Daniel would be entitled to receive a $100,000 bonus.

(4)	Mr. Daniel have agreed to a one-year non-competition agreement following the termination of their employment.

(5)	If Mr. Daniel’s employment with the Company terminates as a result of an involuntary termination (as defined in the Employment Agreement), then, in addition to any other benefits described in this Agreement, Mr. Daniel shall receive all compensation bonuses and benefits earned the date of his termination of employment. In addition, Mr. Daniel will be entitled to a lump sum payment equivalent to the remaining salary due Mr. Daniel to the end of the term of his Employment or six months’ salary, whichever is the greater;

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2020:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Arik Maimon	68,000	-	-	11.93	44,000 options at March 29,2025 and the reminder at September 12, 2023	-	-	-	-

Michael De Prado	35,200	-	-	14.35	March 29,2025	-	-	-	-

Ran Daniel	20,000	-	-	5.29	April 6,2024	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned	Percent of Class (1)
Arik Maimon (2)	200 S. Biscayne Blvd., Suite 5500	1,688,967	10.01%
CEO	Miami, FL 33131

Michael De Prado (3)	200 S. Biscayne Blvd., Suite 5500	798,229	4.73%
President	Miami, FL 33131

Adiv Baruch (4)	200 S. Biscayne Blvd., Suite 5500
Director	Miami, FL 33131	63,334	0.38%

CIMA Telecom Inc. (5)	1728 Coral Way, 6th Floor
	Miami, Florida 33145	2,702,991	16.02%

Ran Daniel (6)	200 S. Biscayne Blvd., Suite 5500 Miami, FL 33131	40,000	0.24%

Jeff Lewis (7)	200 S. Biscayne Blvd., Suite 5500 Miami, FL 33131	6,667	0.04%

David B. Schottenstein	200 S. Biscayne Blvd., Suite 5500 Miami, FL 33131	-	-

Huseyin Kizanliki	1111 Brickell Ave., Suite 2200 Miami, FL 33131	1,087,442	6.45%

Richard J. Berman (8) Director	200 S. Biscayne Blvd., Suite 5500 Miami, FL 33131	22,000	0.22%

Yochanon Bruk (9)	1898 NW 74th Ave. Pembroke Pines, FL 33024	2,703,391	16.02%

All Directors and Officers as a Group (7 persons)		5,322,588	31.55%

5% or More Shareholders CIMA Telecom Inc. (5)	1728 Coral Way, 6th Floor Miami, Florida 33145	2,703,391	16.02%

Dinar Zuz LLC (9)	1898 NW 74th Ave. Pembroke Pines, FL 33024	2,703,391	02%

(1)	Applicable percentages based on 13,819,601 shares of Common Stock. It also includes the following: (a) 135,200 shares of our Common Stock issuable upon the exercise of outstanding options granted; (b) 2,845,459 shares of our Common Stock issuable upon exercise of our currently outstanding warrants; (c) 36,394 shares of our Common Stock issuable upon exercise of currently outstanding convertible notes (d) 10,000 shares of Common Stock issuable for a consultant and (e) 23,333 shares of our Common Stock issuable upon the vesting of Common Stock granted to some of our employees and consultants. It does not include 58,334 shares of our Common Stock issuable upon the vesting of Common Stock granted to some of our employees and consultants.

(2)	Arik Maimon is our Chairman and Interim Chief Executive Officer. Consists of (i) 1,620,967 shares of Common Stock, (ii) 24,000 stock options, exercisable until September 12, 2023 with an exercise price of $7.5 per share and (iii) 44,000 stock options, exercisable until March 29, 2025 with an exercise price of $14.35 per share. Mr. Maimon’s address is 19 W. Flagler St, Suite 902, Miami, Florida 33130.

(3)	Michael De Prado is our Vice Chairman and Director. Consists of (i) 763,030 shares of Common Stock and (ii) 35,200 stock options, exercisable until March 29, 2025 with an exercise price of $14.35 per share. Mr. De Prado’s address is 19 W. Flagler St, Suite 902, Miami, Florida 33130.

(4)	Adiv Baruch is our director. Consists of 63,334 shares of Common Stock. Mr. Baruch’s address is 19 W. Flagler St, Suite 902, Miami, Florida 33130.

(5)	Pursuant to a Schedule 13G filed by CIMA with the SEC on January 10, 2020, CIMA is the beneficial owner of the shares disclosed therein. Juan M. Gomez is the CEO.

(6)	Ran Daniel is our Chief Financial Officer. Consists of (i) 20,000 shares of Common Stock and (ii) 20,000 stock options, exercisable until April 6, 2024 with an exercise price of $5.23 per share. Mr. Daniel’s address is 19 W. Flagler St, Suite 902, Miami, Florida 33130.

(7)	Jeff Lewis is our director. Consists of 6,667 shares of Common Stock.

(8)	Richard Berman is our director. Applicable percentages based on 10,000 shares of Common Stock outstanding and 12,500 shares upon exercise of stock options.

(9)	Pursuant to a Schedule 13G filed by Dinar with the SEC on March 5, 2020, Dinar is the beneficial owner of the shares reported therein, and Yochanon Bruk (also known as Jonathan Brook) is the sole manager of Dinar and exercises voting and investment power over the shares of Common Stock. As a result, Dinar and Yochanon Bruk may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the shares reported therein. Yochanon Bruk does not own any shares.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this prospectus, below we describe transactions since January 1, 2018, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest

On November 28, 2018, the Company entered in to Employment Agreement with Mr. Daniel. A description of the Employment Agreement is set forth under Item 11. Executive Compensation and incorporated herein by reference.

From February 28, 2019 thru March 3, 2020, the Company received a total investment of $2,500,000 from Dinar pursuant to a convertible promissory note. Dinar fully converted the note in exchange for 702,991 shares. Dinar received 2,000,000 additional shares on August 21, 2020 pursuant to which their anti-dilution rights expired.

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries. See the section entitled “Business – Agreements and Arrangements with CIMA” for more information.

Pursuant to the Side Letter Agreement, dated December 31, 2019, it was agreed by and among Dinar, CIMA, Arik Maimon and Michael De Prado that the Company will borrow up to $462,000 from Dinar at an annual interest rate of nine percent (the “Second Dinar Note”). As of the date of this prospectus, the Company borrowed $355,000 under the Second Dinar Note.

On July 24, 2020, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Cuentas Inc. (the “Company”) approved the Amended and Restated Employment Agreements with each of Arik Maimon, and Michael De Prado A description of the Employment Agreements is set forth under Item 11. Executive Compensation and incorporated herein by reference

On August 17, 2020, at the Shareholders Meeting, the shareholders voted to approve the adoption of the Amended and Restated Articles to provide for a reclassification of all Series B Preferred Stock into Common Stock on a one-to-one basis (not giving effect to 1-for-2.5 reverse stock split). In connection with this meeting, Mr. Maimon received 1,460,479 shares of Common Stock of the Company, and Mr. De Prado received 643,303 shares of Common Stock of the Company in connection with the conversion of Preferred B shares. Pursuant to the Voting Agreement, CIMA and Dinar were each granted a proxy by Messrs. Maimon and De Prado, to vote, in the aggregate, 25% of the voting power of the Series B Preferred Shares until such Series B Preferred Shares are converted into shares of the Common Stock. After such conversion, CIMA and Dinar would no longer be entitled to such voting proxy rights but would be entitled to receive shares of Common Stock from the Company to maintain their 25% interest in the Company pursuant to their agreements with the Company dated December 31, 2019, until after the conversion of the Series B Preferred Stock. Accordingly, each of Dinar and CIMA received 2.0 million shares. In addition, the Company issued 2,000,000 of Common Stock to each of Dinar and CIMA upon automatic exercise of the Warrants As a result, the Purchase Agreement, Pledge Agreement, and the respective notes, warrants and Voting agreements are no longer in effect.

On December 15, 2020, the Company entered into a consulting agreement with Juan Martin Gomez, who is currently the chief executive officer and a 25% shareholder of CIMA (the “Consulting Agreement”). Pursuant to the Consulting Agreement, Mr. Martin will have access to the Company’s facilities once a week and provide consulting services to the Company, including support for marketing and corporate structuring, for a term of one year, which term may be extended upon satisfactory performance of his duties. In exchange for his consulting services, the Company will pay Mr. Martin a monthly fee of $5,000.

Statement of Policy

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, during the past three fiscal years, other than as set forth above and herein, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our Common Stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The Company incurred annual audit fees during the years ended December 31, 2020 and December 31, 2019 with Halperin Ilanit CPA totaling approximately $55,000.

Audit-Related Fees

The Company incurred an annual audit related fees during the year ended December 31, 2020 totaling approximately $35,000. Our principal accountant did not provide audit related services that are reasonably related to the performance of our audit or review of our financial statements for the fiscal year ended December 31, 2019.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2020 and December 31, 2019.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

CUENTAS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cuentas Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year in the period ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern assessment

As discussed in Notes 11 to the consolidated financial statements, on February 4, 2020 the Company sold an aggregate of 2,790,697 units at a price to the public of $4.30 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $4.30 per share (the “Warrants”). In light of the above, the Company’s Management has concluded that there are no material uncertainties that give rise to significant doubt over the Company’s ability to continue as a going concern for at least twelve months from the date of the approval of the financial statements.

We identified management’s assumptions used to assess the Company’s ability to continue as a going concern as a critical audit matter due to inherent complexities and uncertainties related to the Company’s Management’s plans. Auditing these assumptions involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.

The primary procedures we performed to address this critical audit matter included the following:

●	Assessing the reasonableness of key assumptions underlying management’s forecast operating cash flows, including revenue growth and gross margin assumptions and evaluating the reasonableness of management’s forecast operating cash flows.

●	Evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required.

●	Assessing management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

●	Assessing the effect of events and agreement signed after balance sheet date.

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

Tel Aviv, Israel

March 24, 2021

We have served as the Company’s auditor since 2018

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	227	16
Marketable securities	3	1
Related parties	54	54
Other current assets	12	94
Total current assets	296	165

Property and Equipment, net	4	5
Intangible Assets (Note 2)	7,200	9,000
Total assets	7,500	9,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	2,354	1,525
Other accounts liabilities (Note 4)	2,195	741
Deferred revenue	652	537
Notes and Loan payable	93	109
Convertible notes payable (Note 5)	719	250
Derivative liability	-	3
Related parties’ payables (Note 6)	365	10
Stock based liabilities	102	742
Total current liabilities	6,480	3,917

Other long term	89	-
TOTAL LIABILITIES	6,569	3,917

STOCKHOLDERS’ EQUITY (Note 7)

Series B preferred stock, $0.001 par value, designated 10,000,000; 0 issued and outstanding as of December 31, 2020 and 10,000,000 issued and outstanding as of December 31, 2019.	-	10
Common stock, authorized 360,000,000 shares, $0.001 par value; 10,590,491 and 1,855,656 issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	11	2
Additional paid in capital	28,411	25,249
Accumulated deficit	(27,491)	(19,390)

Total Cuentas Inc. stockholders’ equity	931	5,871

Non-controlling interest in subsidiaries	-	(618)
Total stockholders’ equity	931	5,253
Total liabilities and stockholders’ equity	7,500	9,170

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Year Ended December 31,
	2020	2019

REVENUE	558	967

COST OF REVENUE	697	808

GROSS PROFIT (LOSS)	(139)	159

OPERATING EXPENSES

General and administrative	5,840	2,305
Amortization of Intangible Assets	1,800	-
TOTAL OPERATING EXPENSES	7,640	2,305

OPERATING LOSS	(7,779)	(2,146)

OTHER INCOME, NET

Other income, net	98	2,482
Interest expense	(108)	(1,092)
Gain on derivative liability	3	30
Gain (loss) from Change in fair value of stock-based liabilities	303	(560)
TOTAL OTHER INCOME, NET	296	860

NET LOSS BEFORE CONTROLLING INTEREST	(7,483)	(1,286)

NET LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(618)	(34)
NET LOSS ATTRIBUTABLE TO CUENTAS INC.	(8,101)	(1,320)

Basic and Diluted net loss per share	(1.16)	(1.45)

Weighted average number of basic and diluted shares of common stock outstanding	6,968,554	913,881

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share and per share data)

	Series B							Non-Controlling Interest
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Additional Paid-in	Accumulated	Total Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Capital	Deficit	Interest	Total

Balance December 31, 2019	10,000,000	10	1,855,656	2	25,249	(19,390)	5,871	43	(661)	(618)	5,253

Shares of Common Stock were issued in consideration of Commitment fee	-	-	56,725	*	90	-	90	-	-	-	90
Conversion of Series B Preferred Stock into Common Stock	(10,000,000)	(10)	8,000,000	8	2	-	-	-	-	-	-
Shares issued for services	-	-	36,000	*	420	-	420	-	-	-	420
Shares issued for conversion of convertible note	-	-	503,115	1	1,004	-	1,005	-	-	-	1,005
Warrants and Stock options compensation	-	-	138,995	*	1,646	-	1,646	-	-	-	1,646
Net income for year ending December 31, 2020	-	-	-	-	-	(8,101)	(8,101)	(43)	661	618	(7,483)
Balance December 31, 2020	-	$-	10,590,491	$11	$28,411	$(27,491)	$931	$-	$-	$-	931

*	Less than $1.

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Series B Preferred Stock		Common Stock		Common Stock	Additional Paid-in	Accumulated	Total Stockholders’	Additional Paid-in	Accumulated	Total Non- Controlling
	Shares	Amount	Shares	Amount	Subscribed	Capital	Deficit	Deficit	Capital	Deficit	Interest	Total

Balance December 31, 2018	10,000,000	10	635,577	1	100	12,161	(18,070)	(5,798)	43	(695)	(652)	(6,450)

Committed shares issued	-	-	13,600	*	(100)	100	-	-	-	-	-	-
Shares issued for services	-	-	163,932	*	-	989	-	989	-	-	-	989
Shares issued for conversion of debt	-	-	836,325	1	-	11,017	-	11,018	-	-	-	11,018
Shares issued for cash**	-	-	163,058	*	-	539	-	539	-	-	-	539
Shares issued due to the Rescission of the Limecom Acquisition	-	-	43,164	*	-	376	-	376	-	-	-	376
Forgiveness of imputed interest on related party payable	-	-	-	-	-	67	-	67		-	-	67
Net income for year ending December 31, 2019	$-	-	-	-	-	-	(1,320)	(1,320)	-	34	34	(1,286)
Balance December 31, 2019	10,000,000	$10	1,855,656	2	$-	$25,249	$(19,390)	$5,871	43	$(661)	(618)	5,253

*	Less than $1.

**	Issuance cost during the period were $10

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(7,483)	$(1,286)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and Shares issued for services	1,444	487
Imputed interest	-	67
Available for sale securities	(2)	78
Interest expense and Debt discount amortization	58	1,017
Gain on derivative liability	(3)	(30)
Gain (loss) on fair value measurement of stock-based liabilities	(220)	560
Depreciation expense	1	1
Amortization of intangible assets	1,800	-
Changes in Operating Assets and Liabilities:
Accounts receivable	-	18
Other receivables	82	(24)
Accounts payable	843	(217)
Related party, net		(2,356)
Other accounts payables	1,647	416
Deferred revenue	115	(46)
Other liabilities	(20)	-
Net Cash Used by Operating Activities	(1,738)	(1,315)

Cash Flows from Financing Activities:
Proceeds from (Repayments of) convertible notes	250	250
Related parties, net	-	(664)
Proceeds from short term loans	505	-
Proceeds from Loans from Related parties	355	-
Proceeds from loans from a Government Agency	89
Proceeds from issuance of shares, net of issuance cost	750	1,591
Net Cash Provided by Financing Activities	1,949	1,177

Net Increase (Decrease) in Cash	211	(138)
Cash at Beginning of Period	16	154
Cash at End of Period	227	$16

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	$2,500	$-
Common Stock issued for conversion of convertible note issued against Other Assets	$-	9,000
Common stock issued for settlement of stock-based liabilities and accrued salaries	$442	$735
Shares of Common Stock were issued in consideration of Commitment fee	90	$-
Common stock issued for settlement of common stock subscribed	$-	$100

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

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”), Next Cala, Inc. (94% owned -was dissolved on July 3, 2020) (“Cala”), NxtGn, Inc. (65% owned-was dissolved on August 24, 2020) (“NxtGn”) and Cuentas Mobile LLC (formerly Next Mobile 360, LLC. - 100% owned). Additionally, Next Cala, Inc. had a 60% interest in NextGlocal Inc. (“NextGlocal”), a subsidiary formed in May 2016 and which was dissolved on September 27, 2019. Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. On October 23, 2017, the Company acquired 100% of the outstanding shares in Limecom, Inc., (“Limecom” and such acquisition, the “Limecom Acquisition”) from Heritage Ventures Limited (“Heritage”). On January 30, 2019, the Company exercised a right to rescind the Limecom Acquisition, principally in an effort to reduce the Company’s continuing debt obligations associated with the Limecom Acquisition.

On December 6, 2017, the Company completed its formation of SDI NEXT DISTRUBUTION LLC (“SDI Next”) in which the Company owns a 51% membership interest, previously announced August 24, 2017 in a letter of intent with Fisk Holdings, LLC (“Fisk Holdings”). Per the Operating Agreement of SDI Next, the Company and Fisk Holdings will serve as the Managing Members of SDI Next and the Company will contribute a total of $500,000, to be paid per an agreed-upon schedule over a twelve-month period. Fisk Holdings will contribute 30,000 active point of sale locations for distribution of retail telecommunications and prepaid financial products and services to include, but not be limited to: prepaid GPR cards, prepaid gift cards, prepaid money transfer, prepaid utility payments, and other prepaid products. The completed formation of an established distribution business for third-party gift cards, digital content, mobile top up, financial services and digital content, which presently includes more than 31,600 U.S. active Point of Sale locations, including store locations, convenience stores, bodegas, store fronts, etc. The parties agreed that additional product lines may be added with unanimous decision by the Managing Members of SDI Next. During 2018, it was agreed between the parties to distribute the Company’s recently announced CUENTAS GPR card and mobile banking solution aimed to the unbanked, underbanked and financially underserved consumers, making them available to customers at the more than 31,600 retail locations SDI Next presently serves. SDI Next was dissolved on August 22, 2020.

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements listed below. Under the License Agreement Cima received a one-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 702,992 shares of Common Stock of the Company. Upon the conversion of the Series B Preferred shares into common stock, CIMA received an additional five million shares pursuant to their anti-dilution warrant agreement.

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

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2021	$1,800
2022	1,800
2023	1,800
2024	1,800
Total	$7,200

Amortization expense was $1,800 and $0 for the years ended December 31, 2020 and December 31, 2019, respectively. Amortization expense for each period is included in operating expenses.

Pursuant to the License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first (1st) calendar year from the Effective Date, $300 were paid in 2020; (ii) for the second (2nd) calendar year from the Effective Date, $500 to be paid on December 31, 2020; (iii) for the third (3rd) calendar year from the Effective Date, $700 to be paid on December 31, 2021; (iv) for the fourth (4th) calendar year from the Effective Date, $1,000 to be paid on December 31, 2022; (v) for the fifth (5th) calendar year from the Effective Date, $640 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640 to be paid on the anniversary date (see Further explanation in Note 2).

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

REVERSE SPLIT

On February 2, 2021, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every two and a half shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 2.5-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 2.5-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 2.5-for-1 reverse stock split.

COVID-19

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

License Agreement

Contemporaneously with the Transaction Closing, on December 31, 2019 (the “Effective Date”) the Company entered into the License Agreement. Pursuant to the License Agreement, the Company has an exclusive, non-transferable, non-sublicensable, royalty-free license to access and use the Knetik and Auris technology platforms (collectively, the “Licensed Technology”) in the form provided to the Company via the Hosting Services (as defined in the License Agreement) and solely within the FINTECH space for the Company’s business purposes. Under the License Agreement Cima received a one-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 702,992 shares of Common Stock of the Company.

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

Note and Warrant Purchase Agreement

Contemporaneously with the Transaction Closing, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) by and between the Company and CIMA, pursuant to which the Company made and sold to (i) CIMA a 3% convertible promissory note (the “Convertible Promissory Note”) in the principal amount of $9,000 and (ii) (a) CIMA a warrant (the “CIMA Warrant”) , to purchase from the Company an aggregate of duly authorized, validly issued, fully paid and nonassessable shares (the “Shares”) of common stock of the Company, par value $0.001 per share (the “Common Stock”), equal to 25% of shares of Common Stock or any other equity issued upon the conversion of the Series B preferred stock. The Purchase Agreement contained customary representations, warranties, covenants, and conditions, including indemnification. Among other conditions to closing, the Company has agreed to take all necessary steps to amend and restate its Articles of Incorporation (the “A&R Articles”) and to amend and restate its Bylaws (the “A&R Bylaws”) and properly file and effect such A&R Articles and A&R Bylaws with the Secretary of State of the State of Florida and the U.S. Securities and Exchange Commission, each as necessary, no later than June 30, 2020.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Convertible Promissory Note

Contemporaneously with the Transaction Closing, the Company made and sold to CIMA a convertible promissory note (the “CIMA Convertible Promissory Note”) in accordance with the Purchase Agreement. Pursuant to the Convertible Promissory Note, at any time on or before twelve months after the date of the CIMA Convertible Promissory Note, CIMA may elect in its sole and absolute discretion to convert all unpaid principal and accrued and unpaid interest under the CIMA Convertible Promissory Note into 25% of the issued and outstanding Common Stock of the Company calculated on a fully diluted basis as of the conversion date, assuming the conversion, exercise, and exchange of all equity and debt securities of the Company which are convertible into, or exercisable or exchangeable for, Common Stock of the Company, but not including the Warrants. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 702,992 shares of Common Stock of the Company, which constitutes 25% of the issued and outstanding shares of Common Stock of the Company calculated on a fully diluted basis as of the same date.

Warrants

Contemporaneously with the Transaction Closing, the Company made and sold a warrant to each of (a) CIMA (the “CIMA Warrant”) and (b) Dinar (the “Dinar Warrant,” and together with the CIMA Warrant, the “Warrants”), each in accordance with the Purchase Agreement. Pursuant to the Warrants, upon exercise, each of CIMA and Dinar shall be entitled to purchase from the Company, in the aggregate, an amount of duly authorized, validly issued, fully paid and nonassessable shares of Common Stock equal to 25% of total outstanding shares of the Company on a fully-diluted basis (taking into account any warrants, options, debt convertible into shares or other rights underlying shares of the Company) as of the conversion date; provided, however, that each Warrant shall increase to include 25% of any additional shares (or warrants, options, debt convertible into shares or other rights underlying shares of the Company) of the Company only to the extent such shares are issued in breach of the Voting Agreement (as defined below). Pursuant to their terms, the Warrants are exercisable, in whole and not in part during the term commencing on December 31, 2019 and ending on the earlier of (a) thirty days following the date on which the Company amends and restates its Articles of Incorporation, which is amendment and restatement is filed with and accepted by the Secretary of State of the State of Florida or (b) upon a Change of Control, as defined in the Warrants. On September 17, 2020, the Company issued 2,000,000 of its Common Stock to each of Dinar and CIMA, under the automatic exercise of the warrants.

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

Side Letter Agreement

Contemporaneously with the Transaction Closing, the Company entered into a side letter agreement (the “Side Letter Agreement”), dated December 31, 2019, by and among the Company, Arik Maimon, Michael De Prado, Dinar and CIMA. Pursuant to the Side Letter Agreement, for as long as the License Agreement is in effect, the Convertible Promissory Note is outstanding and unpaid, or CIMA is a shareholder of the Company and owns at least 5% of the Company’s Common Stock, in addition to any other vote or approval required under the Company’s Articles of Incorporation, Bylaws, or any other agreement, each as amended from time to time, the Company has agreed not to take certain actions without certain approval thresholds of the directors appointed by CIMA, Dinar, Mr. Maimon and Mr. De Prado. These negative covenants restrict, among other things, the Company’s ability to incur additional debt, alter certain employment agreements currently in place, enter into any consolidation, combination, recapitalization or reorganization transactions, and issue additional capital stock. Additionally, pursuant to the Side Letter Agreement, upon conversion of the Convertible Promissory Note by CIMA, Cuentas shall have the primary right of first refusal, and each of Dinar, Mr. De Prado and Mr. Maimon have a secondary right of first refusal, to purchase any shares of Common Stock which CIMA intends to sell to the bona fide third party purchaser on the same terms and conditions as CIMA would have sold such shares of the Company’s Common Stock to any third party purchaser. Further, CIMA has a co-sale right to participate in a sale of shares of the Company’s Common Stock, in the event that Mr. De Prado, Mr. Maimon or any other director or officer of the Company holding greater than 1% of the Company’s Common Stock (on a fully diluted basis) proposes to sell any of his, her or its shares of Common Stock. In addition, CIMA and/or Dinar have been granted certain information rights, subject to their continued ownership of the CIMA Convertible Promissory Note or of 5% or more shares of the Company’s issued and outstanding Common Stock. Furthermore, pursuant to the Side Letter Agreement, upon a successful up-listing of the Company’s shares on the Nasdaq Capital Markets and once the market capitalization of the Company is greater than $50 million for a period of 10 consecutive trading days, Mr. Maimon and Mr. De Prado will have a right to earn a special bonus in the amount of $500 each.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Interactive Communications International, Inc. (“InComm”)

On July 23, 2019, the Company entered into a five year Processing Services Agreement (“PSA”) with InComm, a leading payments technology company, to power and expand the Company’s GPR card network. InComm distributes Gift and GPR Cards to over 210,000 U.S. retailers and has long standing partnerships with over 1,000 of the most recognized brands that are eligible for Cuentas’ Discount Purchase Platform.

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

In consideration for InComm’s services, the company will pay an initial Program Setup & Implementation Fees in the amount of $500, of which $300 were paid during 2020, then $50 each at the beginning of the second, third, fourth and fifth anniversary of the agreement. In addition, the Company will pay a minimum monthly fee of $30 starting on the fourth month of the first year following the launch of the Cuentas GPR card, $50 during the second year following the launch of the Cuentas GPR card and $75 thereafter. The Company will as also pay 0.25% of all funds added to the Cuentas GPR cards, excluding Vanilla Direct Reload Network and an API Services fee of $0.005 per transaction. The Company may pay other fees as agreed between the Company and InComm.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to allowances for impairment of intangible assets and fair value of stock-based compensation and fair value calculations related to embedded derivative features of outstanding convertible notes payable.

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

Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. The Company held no cash equivalents as of December 31, 2020 or 2019. As of December 31, 2020, and 2019, the Company did not hold cash with any one financial institution in excess of the FDIC insured limit of $250.

Marketable securities

The Company accounts for investments in marketable securities in accordance with ASC Topic 320-10, “Investments - Debt and Equity Securities” (“ASC Topic 320-10”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reassesses such determination at each balance sheet date. The investments in marketable securities covered by ASC Topic 320-10 that were held by the Company during the reported periods were designated by management as trading securities. Trading securities are stated at market value. The changes in market value are charged to financing income or expenses. Trading gains (losses) for the years 2020 and 2019 amounted to approximately $2 and $ (78), respectively.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is post due, the customer’s current ability to pay and available information about the credit risk on such customers. There was an allowance for doubtful accounts of $20 as of December 31, 2020 and 2019.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. The Company did not record impairment losses during the years ended December 31, 2020 and December 31, 2019.

Derivative Liabilities and Fair Value of Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments and measurement of their fair value for accounting purposes. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt under ASC Topic 470, the Company will continue its evaluation process of these instruments as derivative financial instruments under ASC Topic 815.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives.

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC Topic 820, “Fair Value Measurements and Disclosure”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Fair value, as defined in ASC Topic 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of nonperformance, which includes, among other things, the Company’s credit risk.

Valuation techniques are generally classified into three categories: the market approach; the income approach; and the cost approach. The selection and application of one or more of the techniques may require significant judgment and are primarily dependent upon the characteristics of the asset or liability, and the quality and availability of inputs. Valuation techniques used to measure fair value under ASC Topic 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC Topic 820 also provides fair value hierarchy for inputs and resulting measurement as follows:

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: (i) total gains or losses for the period (realized and unrealized), (ii) segregating those gains or losses included in earnings and (iii) a description of where those gains or losses included in earning are reported in the statement of income.

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

A summary of the changes in derivative liabilities balance for the year ended December 31, 2020 is as follows:

Fair Value of Embedded Derivative Liabilities:
Balance, December 31, 2018	$33
Change in fair value	(30)

Balance, December 31, 2019	3
Change in fair value	(3)

Balance, December 31, 2020	$-

The value of the embedded derivative liabilities for the convertible notes payable and outstanding option awards was determined using the Black-Scholes option pricing model based on the following assumptions:

December 31, 2019
Common stock price	5.7
Expected volatility	220%
Expected term	0.25 years
Risk free rate	1.55%
Forfeiture rate	0%
Expected dividend yield	0%

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	3	-	-	3
Total assets	3	-	-	3

Liabilities:
Stock based liabilities	102	-	-	102
Total liabilities	102	-	-	102

	Balance as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	1	-	-	1
Total assets	1	-	-	1

Liabilities:
Stock based liabilities	742	-	-	742
Short term derivative value	3	-	-	3
Total liabilities	745	-	-	745

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Deferred Revenue

The Company records deferred revenue for any upfront payments received in advance of the Company’s performance obligations being satisfied. These contract liabilities consist principally of unearned new minutes fees. Changes in the deferred revenue balance are driven primarily by the amount of new minutes fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new minutes fees associated with minutes sold during the period.

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

Revenue Recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Minutes are forfeited buy the consumer after twelve consecutive months of non-use at which point the Company recognizes revenue from the forfeiture of prepaid minutes.

Business Segments

The Company operates in a two business segment in telecommunications and General Purpose Reloadable Cards.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

At December 31, 2020, potentially dilutive securities consisted of 226,356 shares which of 135,200 options to purchase of common stock at prices ranging from $5.22 to $14.35 per share and 54,762 warrants to purchase of common stock at prices ranging from $8.12 to $20.00 per share. Additionally, the Company had a Convertible note totaling $250,000 representing an additional 36,394 common shares. The effects of these options, warrants and note been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2020.

At December 31, 2019, potentially dilutive securities consisted of 105,700 shares which the Company is obligated to issue and 84,818 options to purchase of common stock at prices ranging from $5.23 to $135 per share. Of these potentially dilutive securities, only 105,700 shares which the Company is obligated to issue and 56,000 options to purchase of common stock at price of $6.69 per share are included in the computation of diluted earnings per share. Additionally, the Company had a Convertible note totaling $250,000 representing an additional 33,334 common shares included in the computation of diluted earnings per share because the effect of including the remaining instruments would be anti-dilutive. The effects of these notes, common shares subscribed and common shares committed have been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2019.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $88 and $25 of advertising costs during the years ended December 31, 2020 and 2019, respectively.

Stock-Based Compensation

The Company applies ASC Topic 718-10, “Share-Based Payment,” which requires the measurement and recognition of compensation expenses for all share-based payment awards made to employees and directors (including employee stock options under the Company’s stock plans) based on estimated fair values.

ASC Topic 718-10 requires companies to estimate the fair value of equity-based payment awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.

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

Pursuant to Section 850-10-20 of the FASB Accounting Standards Codification, the Related parties include (a) affiliates of the registrant; (b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the registrant; (e) management of the registrant; (f) other parties with which the registrant may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Recently Issued Accounting Standards

On August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”), which simplifies an issuer’s accounting for convertible instruments and its application of the derivatives scope exception for contracts in its own equity. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2020-06, but do not expect any material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions and improves consistent application of Topic 740. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not anticipate any immediate impact on its consolidated financial statements upon adoption.

In June 2016, the FASB issued an ASU that supersedes the existing impairment model for most financial assets to a current expected credit loss model. The new guidance requires an entity to recognize an impairment allowance equal to its current estimate of all contractual cash flows the entity does not expect to collect. The Company adopted this guidance effective January 1, 2020, with no material impact on its consolidated financial statements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments. This guidance replaces the current incurred loss impairment methodology. Under the new guidance, on initial recognition and at each reporting period, an entity is required to recognize an allowance that reflects its current estimate of credit losses expected to be incurred over the life of the financial instrument based on historical experience, current conditions and reasonable and supportable forecasts.

The guidance became effective on January 1, 2020, including interim periods within that year and requires a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Under the modified retrospective method of adoption, prior year reported results are not restated. The Company has performed its analysis of the impact on its financial instruments that are within the scope of this guidance and has concluded that there was no material impact to its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU No. 2018-13”) as part of the FASB’s broader disclosure framework project. ASU No. 2018-13 removes, modifies and adds certain disclosures, providing greater focus on requirements that clearly communicate the most important information to the users of the financial statements with respect to fair value measurements. The adoption of ASU No. 2018-13 as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity s Own Equity. ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures.

Other new pronouncements issued but not effective as of December 31, 2020 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Depreciation expenses were $1 in the years ended December 31, 2020 and December 31, 2019.

NOTE 4 – OTHER ACCOUNTS LIABILITIES

	December 31, 2020	December 31, 2019
Accrued expenses, interest and other liabilities	$76	$201
Accrued salaries, bonuses and wages	2,119	540
Total	$2,195	$741

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On September 15, 2020, the Company issued a promissory note to Labrys Funds LP for $605 (the “Labrys Note”). The Labrys Note bears interest at a rate of 12% per annum and matures on September 14, 2021. The interest is paid monthly. Payment of principle starts after three months with ability to extend for up to two months and the loan principal become payable on maturity. The Labrys Note bears an original issue discount in the amount of $60, and the issuing expenses were $40, resulting with net proceeds of $505. The Company also issued 56,725 shares of its Common Stock pursuant to the Labrys Note. Out of those, 13,200 shares of Common Stock were issued in consideration of the commitment fee and the balance, are subject to return to the Company once the Labrys Note will be paid in full if there were no defaults.

On November 12, 2020, the Company issued a convertible promissory note to a private investor in the amount of $250, which matures on November 12, 2021. Interest accrues from the date of the note on the unpaid principal amount at a rate equal to 10.00% per annum, calculated as simple interest. The holder may elect to convert all or any part of the then outstanding principal and accrued but unpaid interest due under the note into shares of Common Stock until maturation. The conversion price of the note is $6.875 per share, which may be proportionately adjusted as appropriate to reflect any stock dividend, stock split, reverse stock split or other similar event affecting the number of outstanding shares of Common Stock of the Company without the payment of consideration to the Company therefor at any time prior to conversion.

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the years ended December 31, 2020 and 2019. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a plan of reorganization for Next Communications, Inc. whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the related party payable balance. On March 5, 2019, Cuentas paid $60,000 to the trust account of the specific creditor and on May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

On July 1, 2020 and pursuant to section 1 (e) of the Side Letter Agreement, dated December 31, 2019, it was agreed by and among Dinar Zuz, Cima, Arik Maimom and Michael De Prado that the Company will borrow up to $462 from Dinar Zuz LLC under the second Dinar Zuz Note. As of December 31, 2020, the Company borrowed $355 under the second Dinar Note.

On August 25, 2020 and Pursuant to section 1 (e) of the Side Letter Agreement, dated December 31, 2019, it was agreed by and among Dinar, Cima, Arik Maimon and Michael De Prado that the Company will borrow up to $50 from Arik Maimon at an annual interest rate of 9%. On September 30, 2020, the Company fully repaid its loan to Arik Maimon.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Related parties balances at December 31, 2020 and December 31, 2019 consisted of the following:

Due from related parties

	December 31, 2020	December 31, 2019
	(dollars in thousands)

(b) Next Cala 360	54	54
Total Due from related parties	54	54

Related party payables, net of discounts

	December 31, 2020	December 31, 2019
	(dollars in thousands)
(a) Due to Next Communications, Inc. (current)	$10	$10
(c) Principal and interest due to Dinar Zuz LLC due to Dinar Zuz LLC	355	-
(d) Due to Cima Telecom Inc.	417	-
Total Due from related parties	$782	$10

(a)	Next Cala 360, is a Florida corporation established and managed by the Company’s Chief Executive Officer.

(b)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and serves as the Chief Executive Officer. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc.

(c)	Due to the April 6, 2020 Loan Agreement with the Company to borrow up to $462 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”).

(d)	Composed from annual fees in the amount of $300 for the maintenance and support services in accordance with the software maintenance agreement for the first calendar year from the Effective Date, reimbursement of legal fees in the amount of $65 and other software development services.

During the twelve months period ended December 31, 2020, the Company recorded interest expense of $0 using an interest rate equal to that on the outstanding convertible notes payable as imputed interest on the related party payable due to Next Communications.

During the twelve months period ended December 31, 2019, the Company recorded interest expense of $67 using an interest rate equal to that on the outstanding convertible notes payable as imputed interest on the related party payable due to Next Communications. The interest was immediately forgiven by the related party and recorded to additional paid in capital.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Employment Agreements

On December 27, 2019, the Compensation Committee of the Board of the Company approved the amendments to the employment agreements with each of Arik Maimon and Michael De Prado. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements. Pursuant to the terms of the New Employment Agreements, among other things:

(1)	Michael De Prado will receive the following compensation: (1) (a) a base salary of $265 per annum which will increase by a minimum $15 or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 40,000 stock options per year, with the exercise price valued based on the Company’s stock price at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) an $8,000 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(2)	Arik Maimon will receive the following compensation: (a) a base salary of $295 per annum which will increase by a minimum $15or 5% on the 12 month anniversary of his employment agreement; (b) Restricted Stock Units; (c) a minimum grant of 40,000 stock options per year, with share price valued at the date of exercise, pursuant to the terms and conditions of the Company’s Stock Option Incentive Plan; (d) a $10 automobile expense allowance per year; (e) participation in the Company’s employee benefits plan; (f) participation in the Company’s Performance Bonus Plan, if and when in effect.

(3)	Each of Mr. De Prado and Mr. Maimon will be employed for an initial term of five years which will automatically renew for successive one-year period unless either party terminates the New Employment Agreements with 90 days’ prior notice.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(4)	Upon the successful up-listing of the Company’s shares of common stock, par value $0.001 per share, to the Nasdaq Stock Market (“Nasdaq”), each executive would be entitled to receive a $250 bonus;

(5)	Mr. De Prado will be granted of 35,200 stock options and Mr. Maimon will be granted 44,000 stock options with the right to exercise the options to purchase the equivalent of a minimum of 4% and 5% of the Company’s issued and outstanding shares of Common Stock as of July 1, 2019, respectively;

(6)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(7)	Each of the Executives are entitled to travel and expense reimbursement;

(8)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

On July 24, 2020, the Compensation Committee (the “Compensation Committee”) of the Board of Directors of Cuentas Inc. (the “Company”) approved the Amended and Restated employment agreements with each of Arik Maimon, the Company’s Chief Executive Officer (“Maimon”), and Michael De Prado, the Company’s President (“De Prado,” and together with Maimon, the “Executives,” each an “Executive”), the “New Employment Agreements”. The New Employment Agreements shall supersede the terms of the Pre-existing Employment Agreements.

Pursuant to the terms of the New Employment Agreements, among other things:

(1)	De Prado will receive the following compensation: (1) (a) a base salary of $265,000 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(2)	Maimon will receive the following compensation: (a) a base salary of $295,000 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(3)	For each Executive, the term of the Agreement shall end on the earlier of (i) the date that is four months following the Effective Date or (ii) the date that the Company appoints a new president or chief operating officer but the Company can extend the Employment Term on a month to month basis with the approval of both Dinar and CIMA until a new president or chief operating officer is appointed. Upon expiration of the Employment Term (other than a termination by the Company for “Cause”), the Executive will entitled to a special board compensation package with annual compensation equal to the Annual Base Salary (pro-rated for any partial year of service), beginning on the Expiration or Termination Date and ending 18 months later, provided that such payments will cease if the Executive resigns as a member of the Board during such period. The Board Compensation Period may be extended from year to year for an additional 12 months (for up to 36 months in total) if two of three of the then-current chief executive officer of the Company, Dinar and CIMA agree to extend the period for an additional 12 months. The Executive’s right to receive the Special Board Compensation shall be subject to the Board’s determination that he has complied with his obligations under this Agreement. The Executive will remain on the Board until he resigns, is not re-elected or is removed from the Board in accordance with the Company’s practice for removal of directors.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

(4)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(5)	Each of the Executives are entitled to travel and expense reimbursement;

(6)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

On November 28, 2018, the Company entered in to Employment agreement with Mr. Daniel. Pursuant to the terms of the Employment Agreement, among other things:

(1)	Mr. Daniel will receive a base salary of $162,500 per annum for initial five years term. The Agreement will be automatically renewed for successive one-year periods unless either party provides ninety days’ prior notice of termination. Furthermore, during the term of his Employment Mr. Daniel’s compensation shall no less than any other officer or employee of the Company or its subsidiary.

(2)	Mr. Daniel shall have the right, on the same basis as other senior executives of the Company, to participate in and to receive benefits under any of the Company’s employee benefit plans, as such plans may be modified from time to time, and provided that in no event shall Mr. Daniel receive less than (4) four weeks paid vacation per annum and (6) six paid sick and (5) five paid personal days per annum.

(3)	Upon the successful up-listing of the Company’s shares of Common Stock to Nasdaq, Mr. Daniel would be entitled to receive a $100,000 bonus.

(4)	Mr. Daniel have agreed to a one-year non-competition agreement following the termination of their employment.

(5)	If Mr. Daniel’s employment with the Company terminates as a result of a Involuntary Termination, then, in addition to any other benefits described in this Agreement, Mr. Daniel shall receive all compensation bonuses and benefits earned the date of his termination of employment; In addition, Mr. Daniel will be entitled to a lump sum payment equivalent to the remaining Salary due Mr. Daniel to the end of the term of his Employment or six (6) months’ Salary, whichever is the greater;

Consulting Agreement

On December 15, 2020, the Company entered into a consulting agreement with Juan Martin Gomez, who is currently the chief executive officer and a 25% shareholder of CIMA. Pursuant to the Consulting Agreement, Mr. Martin will have access to the Company’s facilities once a week and provide consulting services to the Company, including support for marketing and corporate structuring, for a term of one year, which term may be extended upon satisfactory performance of his duties. In exchange for his consulting services, the Company will pay Mr. Martin a monthly fee of $5.

NOTE 7 – STOCK OPTIONS

The following table summarizes all stock option activity for the year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2019	84,818	$31.97
Granted	79,200	14.35
Forfeited	28,818	81.12
Outstanding, December 31, 2020	135,200	$11.18

The following table discloses information regarding outstanding and exercisable options at December 31, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	4.24	79,200	$14.35
7.50	36,000	7.50	3.71	36,000	7.50
5.23	20,000	5.23	3.24	20,000	5.23
	135,200	$11.18	3.68	135,200	$11.18

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On March 30, 2020, the Company issued 79,200 options to its Chief Executive Officer and President of the Company. The options carry an exercise price of $14.35 per share. All the options were vested immediately. The Options are exercisable until March 30, 2022. The Company has estimated the fair value of such options at a value of $456 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	6.35
Dividend yield	0%
Risk-free interest rate	1.89%
Expected term (years)	3
Expected volatility	328%

The following table summarizes all stock option activity for the year ended December 31, 2019:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2018	64,818	$40.23
Granted	20,000	5.23
Forfeited	-	-
Outstanding, December 31, 2019	84,818	$31.98

The following table discloses information regarding outstanding and exercisable options at December 31, 2019:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$135.00	10,000	$135.00	0.25	10,000	$135.00
52.50	18,818	52.50	1.49	18,818	52.50
7.50	36,000	7.50	4.71	24,000	7.50
5.23	20,000	5.23	4.24	20,000	5.23
	84,818	$31.98	2.75	72,818	$36.00

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 8 – STOCKHOLDERS’ EQUITY

Series B Preferred Stock

The Company had 10,000,000 shares of Preferred Stock designated as Series B issued and outstanding as of December 31, 2019. The holders of Series B Preferred Stock were entitled to 1,000 votes for each share of Series B Stock that is held when voting together with holders of the Common Stock. On August 21, 2020, in connection with a special meeting of shareholders of the Company, the Company filed with the Secretary of State of the State of Florida the Company’s Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) to, among other things, cause all outstanding shares of Series B Preferred Stock, par value $0.001 per share (the “Preferred Stock”) to be converted into 4,000,000 shares of the Company’s Common Stock. In connection with the conversion of these shares, the Company issued an additional 4,000,000 shares to each of CIMA and Dinar to cover certain anti-dilution rights.

Common Stock

Effective November 20, 2015, the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

Common Stock Activity During the Year Ended December 31, 2020

The following summarizes the Common Stock activity for the year ended December 31, 2020:

Summary of common stock activity for the year ended December 31, 2020	Outstanding shares
Balance, December 31, 2019	1,855,656
Shares issued for Common Stock	32,000
Shares issued due to conversion of Convertible Promissory Note	503,115
Settlement of stock-based liabilities	26,534
Shares issued to a lender	56,725
Shares issued for services	36,000
Shares issued to employees	23,333
Shares issued due to conversion of 8,000,000 Series B preferred stock, $0.001 par value shares	8,000,000
Shares issued due to conversion of Warrants	57,128
Balance, December 31, 2020	10,590,491

On January 3, 2020, Dinar Zuz provided an additional amount of $300 to the Company which was be provided in a form of the Optima Convertible Note pursuant to a securities purchase agreement between the Company and Optima, dated July 30, 2019. Additionally, on January 3, 2020, the Company issued 40,000 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $300.

On January 9, 2020, the Company issued 16,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated June 3, 2019. The fair market value of the shares at the issuance date was $240.

On January 14, 2020, the Company issued 26,534 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $459.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On January 14, 2020, the Company issued 23,334 shares of Common Stock to employees. All shares were issued pursuant to the Company’s Share and Options Incentive Enhancement Plan (2016). The Company has estimated the fair value of such shares at $332.

On February 10, 2019, the Company issued 4,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On March 3, 2020, Dinar Zuz provided an additional amount of $450 to the Company which was be provided in a form of the Dinar Zuz Convertible Note pursuant to a securities purchase agreement between the Company and Dinar Zuz, dated July 30, 2019. The Company issued 462,991 shares of its Common Stock to Dinar Zuz LLC, as a result of a conversion of the Dinar Convertible Note in the amount of $700.

On April 2, 2020, the Company issued 28,000 shares of its Common Stock pursuant to a securities purchase agreement between the Company and a private investor, dated October 25, 2018.

On May 22, 2020, the Company issued 17,128 shares of its Common Stock pursuant to a cashless conversion of warrants to purchase up to 29,232 shares of its Common Stock at an exercise price equal to $8.125 per share.

On August 20, 2020, the Company issued 20,000 shares of its Common Stock pursuant to a settlement of stock-based liabilities. The fair market value of the shares was $180.

On August 27, 2020, the Company converted all the outstanding shares of Series B Preferred Stock, par value $0.001 per share to 4,000,000 shares of the Company’s common stock, par value $0.001 per share.

On September 17, 2020, the Company issued 2,000,000 of its Common Stock par value $0.001 per share to each of Dinar Zuz and Cima Telecom Inc., under a warrant dated December 31, 2019.

On September 17, 2020, the Company issued 56,725 shares of its Common Stock pursuant to promissory note, dated September 15, 2020. The fair market value of the shares at the issuance date was $390. Out of those, 13,200 shares of Common Stock were issued in consideration of the commitment fee and the balance are subject to return to the Company once the promissory note will be paid in full.

On September 30, 2020, the Company issued 40,000 of its Common Stock par value $0.001 per share to a private investor in consecration of cancellation of warrants to purchase up to 39,734 shares of its Common Stock at an exercise price equal to $8.125 per share.

On November 12, 2020, the Company issued a convertible promissory note to a private investor in the amount of $250, which matures on November 12, 2021. Interest accrues from the date of the note on the unpaid principal amount at a rate equal to 10.00% per annum, calculated as simple interest. The holder may elect to convert all or any part of the then outstanding principal and accrued but unpaid interest due under the note into shares of Common Stock until maturation. The conversion price of the note is $6.87 per share, which may be proportionately adjusted as appropriate to reflect any stock dividend, stock split, reverse stock split or other similar event affecting the number of outstanding shares of Common Stock of the Company without the payment of consideration to the Company therefor at any time prior to conversion. The Company issued such convertible promissory note in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On November 20, 2020, the Company entered into an advisory agreement with an advisor, pursuant to which the advisor will provide certain management consulting services and in consideration the Company will issue to the advisor a five-year warrant to acquire up to 40,000 shares of common stock of the Company, exercisable at any time at $8.25 per share, on a cash or cashless basis. The Company issued such Warrants in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of Cuentas. The current briefing schedule calls for briefing in the appeal to be completed during the first quarter of 2021. Oral argument may be held, but no date for it has been set yet. On November 16, 2020, Cuentas filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s response brief was due on December 21, 2020 and thereafter Cuentas may reply. The trial court has not yet set a date to hear this motion.

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15,000 but the total amount was not specified. The Company was served on December 7, 2018, with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50,000 paid to the Defendants. The Company retained an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by former company Chief Financial Officer, Michael Naparstek, claiming breach of contract for 833,333 shares (pre-2018 reverse stock split), $25,554 of compensation and $8,823 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade County. During the recent mediation, the Parties reached an understanding of full settlement amount of $2,500. The Company has deposited the settlement amount to an escrow account of its counsel until a stipulation of settlement will be executed by both parties.

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless the Company from this and other debts. The Company retained an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. As of this time, there is a current trial date set for March 15, 2021

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with Cuentas. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, SecureIP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed SecureIP by Limecom. SecureIP also alleges that Cuentas received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. Cuentas is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent Cuentas has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified Cuentas for any such liability. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that Cuentas rescinded the Limecom Acquisition on January 30, 2019.

The Company executed a lease for office space effective November 1, 2019. The lease requires monthly rental payments of $6.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 10 – INCOME TAXES

Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.50% to 26.50%. Under FASB ASC Topic 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2020.

Internal Revenue Code Section 382 (“IRC 382”) potentially limits the utilization of NOLs and tax credits when there is a greater than 50% change of ownership. The Company has not performed an analysis under IRC 382 related to changes in ownership, which could place certain limits on the company’s ability to fully utilize its NOLs and tax credits. The Company’s has added a note to its financial statements to disclose that there may be some limitations and that an analysis has not been performed. In the interim, the Company has placed a full valuation allowance on its NOLs and other deferred tax items.

We recognized income tax benefits of $0 during the years ended December 31, 2020 and December 31, 2019. When it is more likely than not that a tax asset will not be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2020 or December 31, 2019 applicable under FASB ASC Topic 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2020	2019
Loss before taxes, as reported in the consolidated statements of operations	$7,483	$1,286

Federal and State statutory rate	26.5%	26.5%

Theoretical tax benefit on the above amount at federal statutory tax rate	1,982	341

Losses and other items for which a valuation allowance was provided or benefit from loss carry forward	(1,982)	(341)

Actual tax income (expense)	-	-

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

	2020	2019
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$3,185	$1,830
Adjustments	(315)	(163)
Valuation allowance	(2,870)	(1,667)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2019	$1,667

Increase	1,203
Valuation allowance, December 31, 2020	$2,870

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 11 – SUBSEQUENT EVENTS

On January 28, 2021, the Company issued 20,000 shares of its Common Stock to its Chief Financial Officer, 40,000 shares of its Common Stock to a member of the Board of Directors of the Company and 2,933 shares of its Common Stock to a former employee. The fair market value of the shares was $459.

On January 28, 2021, the Company filed Articles of Amendment to the Articles of Incorporation of the Company with the Secretary of State of Florida, pursuant to which, effective as of February 2, 2021, the Company effected a 1-for-2.5 reverse split of its authorized and issued and outstanding shares of Common Stock.

On February 2, 2021 the Company’s common stock and warrants began trading on The Nasdaq Capital Market under the symbols “CUEN” and “CUENW,” respectively. On February 4, 2020 the Company sold an aggregate of 2,790,697 units at a price to the public of $4.30 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $4.30 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated as of February 1, 2021 (the “Underwriting Agreement”), between the Company and Maxim Group LLC (the “Representative” or “Maxim”), as representative of the sole underwriter. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a 45-day option to purchase up to 418,604 additional shares of Common Stock, and/or 418,604 additional Warrants, to cover over-allotments in connection with the Offering. The Common Stock and the Warrants were offered and sold to the public pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-249690 and 333-252642), filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), on October 28, 2020, as amended, and which became effective on February 1, 2021. The Company received gross proceeds of approximately $12.0 million, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated Offering expenses, and intend to use the net proceeds from the Offering for sales and marketing; purchase of chip-based debit card stock for GPR and Starter cards; repayment of outstanding loans; research and development; and working capital and operating expenses purposes. The Underwriting Agreement contains customary representations, warranties, and covenants by the Company. It also provides for customary indemnification by each of the Company and the Underwriter for losses or damages arising out of or in connection with the offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, certain existing stockholders and each of the Company’s directors and executive officers entered into “lock-up” agreements with the Underwriter that generally prohibit the sale, transfer, or other disposition of securities of the Company for a period of 180 days following February 1, 2021. The Company has also agreed that it will not issue or announce the issuance or proposed issuance of any common stock or common stock equivalents for a period of 180 days following the closing date, other than certain exempt issuances. Pursuant to the Underwriting Agreement, the Company also agreed to issue to Maxim warrants (the “Underwriter’s Warrants”) to purchase up to a total of 223,256 shares of Common Stock (8% of the shares of Common Stock sold in the Offering). The Underwriter’s Warrants are exercisable at $5.375 per share of Common Stock and have a term of five years. The Underwriter’s Warrants are subject to a lock-up for 180 days from the commencement of sales in the Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six months after February 1, 2021. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a right of first refusal, for a period of twelve months from the commencement of sales in the Offering, to act as sole managing underwriter and bookrunner any and all future public or private equity, equity-linked or debt (excluding commercial bank debt) offerings. The total expenses of the offering are estimated to be approximately $1.4 million, which included Maxim’s expenses relating to the offering.

On February 4, 2021, the Company also entered into a Warrant Agency Agreement with Olde Monmouth Stock Transfer Co., Inc. (“Warrant Agency Agreement”), pursuant to which Olde Monmouth Stock Transfer Co., Inc. agreed to act as transfer agent with respect to the Warrants.

On February 24, 2021, the employment agreement dated July 24, 2020 for Arik Maimon expired in accordance with its terms and as previously disclosed by the Company. As a result of the expiration of the employment agreement, Mr. Maimon was no longer employed as the Chief Executive Officer of the Company, but he continued to act as Chairman of the Board of Directors of the Company. On February 25, 2021, the Board appointed Mr. Maimon to act as interim Chief Executive Officer, which position will terminate upon the earlier of August 25, 2021 or the date on which his successor is duly elected and appointed by the Board of the Company.

On February 24, 2021, the employment agreement dated July 24, 2020 for Michael De Prado expired in accordance with its terms and as previously disclosed by the Company. As a result of the expiration of the employment agreement, Mr. De Prado is no longer the President of the Company but has become the Vice Chairman of the Board.

On February 12 2021 the Company prepaid its loan to Labrys and Labrys returned the Second Commitment shares to the Company.

On March 4, 2021 and pursuant to the Underwriting Agreement, Maxim exercised its 45-day option to purchase up to 418,604 additional Warrants, to cover over-allotments in connection with the Offering.

On March 5,2020 Furthermore, and pursuant to the Side Letter Agreement, the Board of Directors of the Company approved a special bonus in the amount of $500 to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. The bonus will be paid half in cash and half in Common shares of the Company

On March 5, 2021 the Company prepaid its loan to Dinar Zuz.

(b)	Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Amendment No. 16 to the Articles of Incorporation of the Company, Filed with the Florida Department of State on August 6, 2018		8-K/A		3.17	2020-04-24
3.2	Amended and Restated Articles of Incorporation, filed with the Florida Department of State on August 21, 2020.		8-K		3.1	2020-08-21
3.3	Amended and Restated Bylaws, dated August 21, 2020.		8-K		3.2	2020-08-21
	Articles of Amendment to Articles of Association, dated January 28, 2021.		8-k		3.1	2021-01-05
3.4	Amended and Restated Bylaws, dated August 21, 2020.	X
4.1	Underwriter’s Warrant, dated February 4, 2021.		8-k		4.1	2021-01-05
10.1	Promissory Note between Dinar Zuz LLC and Cuentas Inc. and Maimoun & Mammon LLC.		10-Q		10.1	2020-05-14
10.2	Credit Agreement between Dinar Zuz LLC and Cuentas Inc. and Maimoun & Mammon LLC.		10-Q		10.2	2020-05-14
10.3	Amended and Restated Agreement with Michael A. De Prado, dated July 24, 2020		8-K		10.1	2020-07-30
10.4	Amended and Restated Agreement with Arik Maimon, dated July 24, 2020		8-K		10.2	2020-07-30
10.5	$605,000 Promissory Note, dated September 15, 2020, issued by the Company to Labrys Fund, LP.		10-Q		10.3	2020-11-13
10.6	Securities Purchase Agreement and to the $605,000 Promissory Note, dated September 15, 2020, by and between the Company and Labrys Fund, LP.		10-Q		10.4	2020-11-13
10.7	Convertible Promissory Note, dated November 21, 2020, issued by Cuentas Inc. to Arie Gershonie	X
10.8	Bill Payment Processing And Prepayment Of Accounts Agency Agreement by and between Corporación en Investigación Tecnológica e Informática, S.A.P.I. de C.V and Cuentas, Inc., dated as of November 27, 2020 incorporated herein by reference to the Current Report on Form 8-K filed with the SEC on December 15, 2020.		8-K		10.1	2020-12-15
10.9	Western Union North America Agency Agreement, by and between Western Union Financial Services, Inc. and Cuentas, Inc., dated as of December 8, 2020.		8-K		10.1	2020-12-17
10.10	Underwriting Agreement, dated February 1, 2021, by and between the Company and Maxim Group LLC, as representative of the several underwriters.		8-k		1.1	2021-02-05
10.11	Warrant Agency Agreement, dated February 4, 2021, by and between the Company and Olde Monmouth Stock Transfer Co., Inc.		8-k		10.1	2021-02-05
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.

By:	/s/ Arik Maimon
Arik Maimon,
Chairman of the Board of Directors and Interim Chief Executive Officer
Date: March 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chairman of the Board of Directors and Interim Chief Executive Officer	March 24, 2021
Arik Maimon

/s/ Ran Daniel	Chief Financial Officer	March 24, 2021
Ran Daniel

/s/ Michael De Prado	Vice Chairman and Director	March 24, 2021
Michael De Prado

/s/ Adiv Baruch	Director	March 24, 2021
Adiv Baruch

/s/ Yochanon Bruk	Director	March 24, 2021
Yochanon Bruk

/s/ Richard J. Berman	Director	March 24, 2021
Richard Berman

/s/ Jeff Lewis	Director	March 24, 2021
Jeff Lewis

/s/ David B. Schottenstein	Director	March 24, 2021
David B. Schottenstein