Form 10-Q
period 2021-03-31
Cuentas Inc.
filed 2021-05-05
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: MARCH 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-148987

CUENTAS, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3537265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

235 Lincoln RD., MIAMI BEACH, FL 33139

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 5, 2021, the issuer had 13,829,601 shares of its common stock issued and outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2021

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	6,482	227
Accounts Receivables	40	-
Marketable securities	52	3
Related parties	-	54
Other current assets	153	12
Total current assets	6,727	296

Property and Equipment, net	4	4
Intangible assets	6,795	7,200
Total assets	13,526	7,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,402	2,354
Other accounts liabilities	819	2,195
Deferred revenue	676	652
Notes and Loan payable	94	93
Convertible Note	250	719
Related parties’ payables	-	365
Stock based liabilities	8	102
Total current liabilities	3,249	6,480

Other long-term loans	89	89

TOTAL LIABILITIES	3,338	6,569

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 13,829,601 and 10,590,491 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	14	11
Additional paid in capital	39,340	28,411
Accumulated deficit	(29,166)	(27,491)
Total stockholders’ equity	10,188	931
Total liabilities and stockholders’ equity	13,526	7,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020

REVENUE	225	134

COST OF REVENUE	247	177

GROSS LOSS	(22)	(43)

OPERATING EXPENSES

Amortization of Intangible assets	452	450
General and administrative	1,138	2,089
TOTAL OPERATING EXPENSES	1,590	2,539

OPERATING LOSS	(1,612)	(2,582)

OTHER INCOME (EXPENSES)
Other Income	53	63
Interest expense	(172)	(3)
Gain on derivative liability	-	3
Gain from Change in fair value of stock-based liabilities	56	359
TOTAL OTHER INCOME (EXPENSES)	(63)	422

NET LOSS BEFORE CONTROLLING INTEREST	(1,675)	(2,160)

NET LOSS ATTRIBUTILE TO NON-CONTROLLING INTEREST	-	(3)
NET LOSS ATTRIBUTILE TO NET INCOME (LOSS) ATTRIBUTILE TO CUENTAS INC.	(1,675)	(2,163)

Net loss per basic share	(0.13)	(1.03)
Net loss per diluted share	(0.13)	(1.03)
Weighted average number of basic and diluted common shares outstanding	12,474,008	2,100,539

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net loss before non-controlling interest	(1,675)	(2,160)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	276	1,125
Loss (gain) on fair value of marketable securities	(49)	-
Interest and Debt discount amortization	137	1
Gain on derivative fair value adjustment		(3)
Gain from Change in on fair value of stock-based liabilities	(56)	(359)
Depreciation and amortization expense	452	450
Changes in Operating Assets and Liabilities:
Accounts receivable	(40)	(9)
Other receivables	(141)	73
Accounts payable	(952)	88
Other Accounts payable	(1,376)	43
Related Parties, net	44
Deferred revenue	24	13
Net Cash Used by Operating Activities	(3,356)	(738)

Cash Flows from Investing Activities:	(47)	-
Purchase of Intangible Asset
Net Cash used for Investing Activities	(47)	-

Cash Flows from Financing Activities:
Related party, net	(355)	(7)
Proceeds from conversion of warrants	4	750
Proceeds from issuance of common stock, net of issuance expense	10,614	-
Repayment of loans	(605)
Net Cash Provided by Financing Activities	9,658	743

Net Increase (Decrease) in Cash	6,255	5
Cash at Beginning of Period	227	16
Cash at End of Period	6,482	21

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	-	250
Common stock issued for settlement of stock-based liabilities and accrued salaries	38	442

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

On March 5, 2021, the Company purchased the domain www.cuentas.com in consideration of $47,000. The Company will amortize the intangible assets on a straight-line basis over their expected useful life of 60 months. Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Intangible Assets	$47	60
Total	$47	60

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment.

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2021	$1,810
2022	1,810
2023	1,810
2024	1,810
2025	7
Total	$7,247

Amortization expense was $452 and $450 for the periods ended March 31, 2021 and 2020, respectively. Amortization expense for each period is included in operating expenses.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 25, 2021 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, certain revenues and expenses, and disclosure of contingent assets and liabilities as of the date of the financial statements. Actual results could differ from those estimates. Estimates are used when accounting for stock-based compensation.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended March 31, 2021:

Deferred Revenue
Balance at December 31, 2020	$652
Change in deferred revenue	24
Balance at March 31, 2021	$676

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $676 as of March 31, 2021, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	52	-	-	52
Total assets	52	-	-	52

Liabilities:
Stock based liabilities	8	-	-	8
Total liabilities	8	-	-	8

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	3	-	-	3
Total assets	3	-	-	3

Liabilities:
Stock based liabilities	102	-	-	102
Total liabilities	102	-	-	102

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended March 31, 2021:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2020	135,200	$11.18
Granted	-	-
Forfeited	-	-
Outstanding, March 31, 2021	135,200	$11.18

The following table discloses information regarding outstanding and exercisable options at March 31, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	3.99	79,200	$14.35
7.50	36,000	7.50	3.46	36,000	7.50
5.23	20,000	5.23	2.99	20,000	5.23
	135,200	$11.18	3.43	135,200	$11.18

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the three months ended March 31, 2021:

Summary of common stock activity for the three months ended March 31, 2021	Outstanding shares
Balance, December 31, 2020	10,590,491
Shares issued for Common Stock	2,790,697
Shares issued due to conversion of Warrants	418,604
Return of commitment shares	(43,525)
Shares issued for services	10,000
Shares issued to employees	63,334
Balance, March 31, 2021	13,829,601

On February 2, 2021, the Company issued 20,000 shares of its Common Stock to its Chief Financial Officer, 40,000 shares of its Common Stock to a member of the Board of Directors of the Company and 3,334 shares of its Common Stock to a former employee. The fair market value of the shares was $245.

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

On March 17, 2021, the Company issued 10,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated May 16, 2019. The fair market value of the shares at the issuance date was $38.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at March 31, 2021 and December 31, 2020 consisted of the following:

Related party payables, net of discounts

	March 31, 2021	December 31, 2020
	(dollars in thousands)
(a) Due to Next Communications, Inc. (current)	$-	$10
(c) Principal and interest due to Dinar Zuz LLC due to Dinar Zuz LLC	-	355
(d) Due to Cima Telecom Inc.	540	417
Total Due from related parties	$540	$782

(a)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer a controlling interest and served as the Chief Executive Officer.

(b)	Due to the April 6, 2020 Loan Agreement with the Company to borrow up to $462 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”). On March 5, 2021 the Company fully prepaid its loan to Dinar Zuz.

(c)	Composed from annual fees in the amount of $500 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date, consulting services and other software development services.

Employment Agreements

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

On March 5, 2021 and pursuant to the Side Letter Agreement, the Board of Directors of the Company approved a special bonus in the amount of $500 to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. Half of the bonus ($250) was paid in cash and half will be paid in Common shares of the Company.

NOTE 6 – CUSTOMER CONCENTRATION

The Company did not have any one customer account for more than 10% of its revenues during the three months ended March 31, 2021 and 2020, respectively.

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

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of Cuentas. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, Cuentas filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s response brief was due on December 21, 2020 and thereafter Cuentas may reply. The trial court has not yet set a date to hear this motion.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless the Company from this and other debts. The Company retained an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. As of this time, a trial date was set for July 6, 2021.

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

NOTE 8 – SUBSEQUESNT EVENTS

On April 1, 2021 the Company executed a lease for office space effective April 1, 2019. The lease requires monthly rental payments of $7.

On April 20, 2021 the Company paid off its loan and accrued interest in the amount of $260 to Arie Gresonie. The Company paid an amount equal to $125 plus $ 5, which represents the amount of interest accrued on such $125 since the date on which the loan was made under the Note through April 16, 2021. In addition, The Company issued 30,233 shares of Common Stock of the Company.

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

The Cuentas App is available for download now on the Apple App Store and on the Google Play Store for Android. The Cuentas App allows consumers to easily activate their Cuentas Mastercard, review their account balance and conduct certain financial transactions. Cuentas is introducing fee free fund transfers to friends, family and vendors that have their own Cuentas App, which will be a very useful feature to compete with other popular apps that charge fees for immediate fund transfers and availability on the same day.

The Cuentas Business Model

The Cuentas business model leverages profitability from multiple revenue sources, many of which are synergistic market segments.

The Cuentas Mastercard has several revenue centers. The Company receives a one-time activation charge for each activated Cuentas Mastercard and a monthly recurring charge. These charges were designed to be very reasonable to both consumers and the Company. In addition to these charges, Cuentas will receive a commission each time funds are loaded and reloaded to the Cuentas Mastercard.

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

Cuentas is currently offering discounted prices to its cardholders, through the Cuentas Wallet for the digital products and services illustrated in the graphic below. We intend to work to increase the quantity of offerings considerably in the future.

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

Results of operations for the three months ended March 31, 2021 and 2020

Revenue

Revenues during the three months ended March 31, 2021 totaled $225,000 compared to $134,000 for the three months ended March 31, 2020. The Company generated most of its revenue through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company have generated sales from its Fintech products and services in the amount of $18,000 during the first quarter of 2021.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended March 31, 2021 totaled $ 247,000 compared to $177,000 for the three months ended March 31, 2020. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also consisted from cost related to the sale of the Company’s GPR Card in the amount of $92,000 due to additional developments and testing that the Company conducted on its GPR product.

Gross Loss

Gross loss is the net loss existing after the cost of sales. Gross loss decreased to a loss of $22,000 for the quarter ended March 31, 2021, as compared to a loss of $47,000 for the same period in the prior year. The decrease in gross profit for the quarter ended March 31, 2021, as compared to the same period in the prior year, was primarily a result of higher profits in our telecom business.

Stock-based Compensation and shares issued for services

Stock-based compensation and shares issued for services expenses decreased to $276,000 from $1,125,000 as a result of fewer issuance of shares issued for employees and for service providers.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses totaled $862,000 during the three months ended March 31, 2021 compared to $1,414,000 during the three months ended March 31, 2020 representing a net decrease of $552,000. The decrease in the operating expenses is mainly due to a one-time fee implantation fee in the amount of $300,000 that was paid to Incomm during the three months ended March 31, 2020

Amortization of Intangible assets

Amortization of Intangible assets totaled $452,000 for the quarter ended March 31, 2021 and $450,000 for the quarter ended March 31, 2020, respectively. The increase is due to the amortization of the domain cuemtas.com which was purchased by the Company during the quarter ended March 31, 2021 in consideration of approximately $47,000.

Operating Expenses

Operating expenses totaled $1,590,000 during the three months ended March 31, 2021 compared to $2,539,000 during the three months ended March 31, 2020 representing a net decrease of 945,000. The decrease in the operating expenses is mainly due to decrease in Stock based compensation and shares issued for services.

Other Income

The Company recognized other expense of $63,000 during the three months ended March 31, 2021 compared to an income $422,000 during the three months ended March 31, 2020. The net change from the prior period is mainly due to the change in our stock-based liabilities and interest expenses that we occurred. Gain from Change in Fair Value of stock-based liabilities for the three-month period ended March 31, 2021 was $56,000 as compared to a gain of $359,000 for the three-month period ended March 31, 2020. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $1,675,000 for the three-month period ended March 31, 2021, as compared to a net loss of $2,163,000 for the three-month period ended March 31, 2020.

We may incur future operating losses. To regain and sustain profitability, we must, among other things, incrementally grow and maintain our customer base, sell our GPR products to existing and new customers, implement successful marketing strategies, maintain and upgrade our technology and transaction-processing systems, provide superior customer service, respond to competitive developments, attract, retain and motivate personnel, and respond to unforeseen industry developments among other factors.

We believe that our success will depend in large part on our ability to (a) grow sales, (b) manage our operating expenses, (c) add customers to our client base, (d) meet evolving customer requirements and (e) adapt to technological changes in an emerging market. We continue to invest in our sales force and technology platforms to drive revenue growth.

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

As of March 31, 2021, the Company had $6,482,000 of cash, total current assets of $6,727,000 and total current liabilities of $3,249,000 creating a working capital of $3,478,000. As of December 31, 2020, the Company had $227,000 of cash, total current assets of $296,000 and total current liabilities of $6,480,000 creating a working capital deficit of $6,184,000. The increase in our working capital deficit was mainly attributable to the decrease in Accounts Payables in the amount of 1,952,000, decrease in our other Accounts Payables in the amount of 1,376,000 and increase in our Cash and Cash equivalents in the amount of $6,255,000.

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

On February 12 2021 the Company prepaid its loan to Labrys and Labrys returned the Second Commitment shares to the Company. The prepayment amount was approximately $635,000.

On March 5, 2021 the Company prepaid its loan to Dinar Zuz. The prepayment amount was approximately $378,000.

On April 20, 2021 the Company paid off its convertible promissory note and accrued interest in the amount of $260,000 to the private investor. The Company paid an amount equal to $125,000 plus $ 5,000, which represents the amount of interest accrued on such $125,000 since the date on which the loan was made under the Note through April 16, 2021. In addition, The Company issued 30,233 shares of Common Stock of the Company. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

Cash Flows

Net cash used in operating activities was $3,356,000 for the three-month period ended March 31, 2021, as compared to cash used in operating activities of $738,000 for the three-month period ended March 31, 2020. The Company’s primary uses of cash have been for professional support and working capital purposes.

Net cash used in investing activities was $47,000 for the three-month period ended March 31, 2021. Net cash used in investing activities was $0 for the three-month period ended March 31, 2020.

Net cash provided by financing activities was approximately $9,658,000 for the three-month period ended March 31, 2020, as compared to net cash provided by financing activities was approximately $743,000 for the three-month period ended March 31, 2020.

Due to our operational losses, we have principally financed our operations through the sale of our Common Stock and the issuance of convertible debt.

We have principally financed our operations through the sale of our Common Stock to private investors, issuance of convertible loans debt and loans from our shareholders.

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

Off-Balance Sheet Arrangements

As at March 31, 2021, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 describes the significant accounting policies and methods used in the preparation of our financial statements. We consider our critical accounting policies to be those related to share-based payments because they are both important to the portrayal of our financial condition and require management to make judgments and estimates about uncertain matters.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending March 31, 2021.

Changes in Internal Controls over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2021. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal controls over financial reporting during the three-month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On October 1, 2020, the Superior Court of Fulton County, State of Georgia granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of Cuentas. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, Cuentas filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter Cuentas filed its reply. The trial court has not yet set a date to hear this motion.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless Cuentas from this and other debts. Cuentas hired an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The motion for summary judgment filed by Cuentas Inc. with the New Jersey Superior Court initially set for October 16, 2020 was heard on October 30, 2020 after being rescheduled by the court. Oral arguments were held over the phone via conference call. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. Presently, there is a current trial date set for July 6, 2021.

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

On April 1, 2021 the Company executed a lease for office space effective April 1, 2019. The lease requires monthly rental payments of $7.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2021, the Company issued 20,000 shares of its Common Stock to its Chief Financial Officer, 40,000 shares of its Common Stock to a member of the Board of Directors of the Company and 2,933 shares of its Common Stock to a former employee. The fair market value of the shares was $459,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 17, 2021, the Company issued 10,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated May 16, 2019. The fair market value of the shares at the issuance date was $38,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On April 20, 2021 the Company paid off its loan and accrued interest in the amount of $260,000 to private investor. The Company paid an amount equal to $125,000 plus $ 5,000, which represents the amount of interest accrued on such $125,000 since the date on which the loan was made under the Note through April 16, 2021. In addition, The Company issued 30,233 shares of Common Stock of the Company. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1	Amendment to Convertible Promissory Note and Payoff Agreement	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: May 5, 2021	By:	/s/ Arik Maimon
Interim Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer