Form 10-Q
period 2021-06-30
Cuentas Inc.
filed 2021-08-23
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: JUNE 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 001-39973

CUENTAS, INC.

(Exact name of Registrant as specified in its charter)

Florida	20-3537265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

235 Lincoln Rd., Suite 210, Miami Beach, FL 33139

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 23, 2021, the issuer had 14,895,690 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2021

i

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	6,244	227
Accounts Receivables	13	-
Marketable securities	4	3
Related parties	-	54
Other current assets	329	12
Total current assets	6,590	296

Property and Equipment, net	4	4
Intangible assets	6,342	7,200
Total assets	12,936	7,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,493	2,354
Other accounts liabilities	1,105	2,195
Deferred revenue	658	652
Notes and Loan payable	95	93
Convertible Note	-	719
Related parties’ payables	-	365
Stock based liabilities	14	102
Total current liabilities	3,365	6,480

Other long-term loans	89	89

TOTAL LIABILITIES	3,454	6,569

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 13,739,747 and 10,590,491 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	14	11
Additional paid in capital	40,635	28,411
Accumulated deficit	(31,167)	(27,491)
Total stockholders’ equity	9,482	931
Total liabilities and stockholders’ equity	12,936	7,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020

REVENUE	380	251	155	117

COST OF REVENUE	270	385	23	208

GROSS PROFIT (LOSS)	110	(134)	132	(91)

OPERATING EXPENSES

Amortization of Intangible Assets	905	900	453	450
General and administrative	2,811	2,798	1,673	709
TOTAL OPERATING EXPENSES	3,716	3,698	2,126	1,159

OPERATING LOSS	(3,606)	(3,832)	(1,994)	(1,250)

OTHER INCOME
Other income (loss)	3	81	(50)	18
Interest expense	(172)	(7)	-	(4)
Gain on derivative liability	-	3	-	-
Gain from Change in fair value of stock-based liabilities	99	359	43	-
TOTAL OTHER INCOME (LOSS)	(70)	436	(7)	14

NET LOSS BEFORE CONTROLLING INTEREST	(3,676)	(3,396)	(2,001)	(1,236)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(3)	-	-
NET LOSS ATTRIBUTABLE TO CUENTAS INC.	(3,676)	(3,399)	(2,001)	(1,236)

Net loss per basic share	(0.29)	(0.59)	(0.15)	(0.20)
Net loss per diluted share	(0.29)	(0.59)	(0.15)	(0.20)

Weighted average number of basic shares of common stock outstanding	12,878,116	5,736,822	13,438,215	6,159,255
Weighted average number of diluted shares of common stock outstanding	12,878,116	5,736,822	13,438,215	6,159,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	10,590,491	11	28,411	(27,491)	931

Issuance of Shares of Common Stock, net of issuance expenses **	2,790,697	3	10,611	-	10,614
Issuance of Warrants		-	4	-	4
Shares issued for services and for employees	73,334	*	324	-	324
Shares issued due to exercise of Warrants, net of issuance expenses **	298,500	*	1,204	-	1,204
Shares issued due to conversion of Convertible Note	30,233	*	81	-	81
Return of Commitment Shares	(43,525)	*
Roundup Differences due to Reverse Split	17	*
Net income for the period ending June 30, 2021	-	-	-	(3,676)	(3,676)
Balance as of June 30, 2021	13,739,747	$14	$40,635	$(31,167)	$9,482

*	Less than $1.

**	Issuance expenses totaled to $1,386
***	Issuance expenses totaled to $103

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss) before non-controlling interest	(3,676)	(3,396)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	286	1,205

Loss on fair value of marketable securities	(1)	(2)
Interest on loans	88	2
Gain on derivative fair value adjustment	-	(3)
Gain from change in on fair value of stock-based liabilities	(50)	(359)
Depreciation and amortization expense	905	900
Changes in Operating Assets and Liabilities:
Accounts receivable	(13)	(5)
Other receivables	(317)	94
Accounts payable	(964)	397
Other Accounts payable	(1,084)	120
Related parties, net	44	(5)
Deferred revenue	6	41
Net Cash Used by Operating Activities	(4,776)	(1,011)

Cash Flows from Investing Activities:
Purchase of Intangible Asset	(47)	-
Net Cash used for Investing Activities	(47)	-

Cash Flows from Financing Activities:
Related party, net	(355)	178
Proceeds from issuance of common stock due to exercise of warrants	1,307	750
Repayment of loans	(730)	89
Proceeds from issuance of common stock, net of issuance expense	10,614	-
Proceeds from issuance of warrants	4	-
Net Cash Provided by Financing Activities	10,840	1,017

Net Increase in Cash	6,017	6
Cash at Beginning of Period	227	16
Cash at End of Period	6,244	22

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	81	250
Common stock issued for settlement of stock-based liabilities and accrued salaries	-	442
Issuance fee with connection to issuance of common stock due to exercise of warrants	103	-

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

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”), Next Cala, Inc. (94% owned -was dissolved on July 3, 2020) (“Cala”), NxtGn, Inc. (65% owned-was dissolved on August 24, 2020) (“NxtGn”) and Cuentas Mobile LLC (formerly Next Mobile 360, LLC. - 100% owned). Additionally, Next Cala, Inc. had a 60% interest in NextGlocal Inc. (“NextGlocal”), a subsidiary formed in May 2016 and which was dissolved on September 27, 2019. Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complementary space as Meimoun and Mammon, LLC.

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

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms (as defined below) from CIMA Telelcom Inc. (“CIMA”) , through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements listed below. The platforms are comprised of CIMA Group’s Knetik and Auris software platforms (the “Platforms”). The platforms are built on a powerful integrated component framework delivering a variety of capabilities accessible by a set of industry standard REST-based API endpoints. In addition to handling electronic transactions such as deposits and purchasing, the platform will have the capability of organizing virtual currencies into wallets, essentially future proofing it in today’s evolving financial environment. It enables the organizing of the user’s monetary deposits into a tree-based set of wallets, through strictly enforced user permissions, to delineate proper controls in a tiered monetary asset organizational structure, thus providing a sound basis for family and/or corporate control and distribution of funds across individuals.

Under the License Agreement CIMA received a one-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of CIMA, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. On December 31, 2019, CIMA exercised its option to convert the Convertible Promissory Note into 702,992 shares of Common Stock of the Company. Upon the conversion of the Series B Preferred shares into common stock, CIMA received an additional two million shares pursuant to their anti-dilution warrant agreement.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The intangible assets acquired from CIMA consisted of a perpetual software license that had an estimated fair value of $9,000. The Company will amortize the intangible assets on a straight-line basis over their expected useful life of 60 months. Identifiable intangible assets were recorded as follows:

Asset	Amount	Life (months)
Intangible Assets	$9,000	60
Total	$9,000	60

On March 5, 2021, the Company purchased the domain www.cuentas.com in consideration of $47. The Company will amortize the intangible assets on a straight-line basis over their expected useful life of 60 months. Identifiable intangible assets were recorded as follows:

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

Amortization expense was $904 and $900 for the periods ended June 30, 2021 and 2020, respectively. Amortization expense for each period is included in operating expenses.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Actual amounts could differ from these estimates.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the six months ended June 30, 2021:

Deferred Revenue
Balance at December 31, 2020	$652
Change in deferred revenue	6
Balance at June 30, 2021	$658

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $658 as of June 30, 2021, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	4	-	-	4
Total assets	4	-	-	4

Liabilities:
Stock based liabilities	14	-	-	14
Total liabilities	14	-	-	14

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	3	-	-	3
Total assets	3	-	-	3

Liabilities:
Stock based liabilities	102	-	-	102
Total liabilities	102	-	-	102

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended June 30, 2021:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2020	135,200	$11.18
Granted	-	-
Forfeited	-	-
Outstanding, June 30, 2021	135,200	$11.18

The following table discloses information regarding outstanding and exercisable options at June 30, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	3.74	79,200	$14.35
7.50	36,000	7.50	3.21	36,000	7.50
5.23	20,000	5.23	2.74	20,000	5.23
	135,200	$11.18	3.18	135,200	$11.18

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the six months ended June 30, 2021:

Summary of common stock activity for the six months ended June 30, 2021	Outstanding shares
Balance, December 31, 2020	10,590,491
Shares of Common Stock issued in public offering	2,790,697
Shares issued due to exercise of Warrants	298,500
Roundup Differences due to Reverse Split	17
Shares issued due to conversion of Convertible Note	30,233
Return of commitment shares	(43,525)
Shares issued for services	10,000
Shares issued to employees	63,334
Balance, June 30, 2021	13,739,747

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

On April 20, 2021 the Company paid off its loan and accrued interest in the amount of $260 to Arie Ger\sonie. The Company paid an amount equal to $125 plus $5, which represents the amount of interest accrued on such $125 since the date on which the loan was made under the Note through April 16, 2021. In addition, the Company issued 30,233 shares of Common Stock of the Company. The fair market value of the shares at the issuance date was $81.

On June 17, 2021 the Board of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). which will be approved by the shareholders in a future date. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 1,800,000 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee.

On June 30, 2021, 298,500 Warrants issued in the Offering were exercised for 298,500 shares of the Company’s common stock in consideration of $1,204.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at June 30, 2021 and December 31, 2020 consisted of the following:

Related party payables, net of discounts

	June 30, 2021	December 31, 2020
	(dollars in thousands)
(a) Due to Next Communications, Inc. (current)	$-	$10
(b) Principal and interest due to Dinar Zuz LLC due to Dinar Zuz LLC	-	355
(c) Due to Cima Telecom Inc.	617	417
Total Due to related parties	$617	$782

(a)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer had a controlling interest and served as the Chief Executive Officer.

(b)	Due to the April 6, 2020 Loan Agreement with the Company to borrow up to $462 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”). On March 5, 2021 the Company fully prepaid its loan to Dinar Zuz.

(c)	Composed from annual fees in the amount of $500 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date, $30 for the consulting services and other software development services.

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

On March 5, 2021 and pursuant to the Side Letter Agreement, the Board of Directors of the Company approved a special bonus in the amount of $500 to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. Half of the bonus $250 was paid in cash and half will be paid in Common stock of the Company (see Note 7).

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of Cuentas. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, Cuentas filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter Cuentas filed its reply. As of date the trial court has not yet set a date to hear this motion.  In the trial court proceedings, the case remains stayed pending the outcome of the appeal. After the appeal is decided, the trial court will consider Company’s motion seeking payment from JP Carey of the Company’s attorneys’ fees and costs.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless the Company from this and other debts. The Company retained an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. As of date, depositions are set to be taken during the fourth quarter of 2021  .

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

On May 25, 2021, the Company received a notice of demand from Vitco LLC and Vitaliy Yurchenko, who allegedly had a licensing agreement entered into with NextGn LLC, a former subsidiary of the Company. The alleged terms of the agreement require payment of $180 per annum for use of software and Vitco LLC's consulting. The alleged amount due to Vitco LLC and Vitaliy Yurchenko is $1,095. Vitco LLC and Vitaliy Yurchenko will also seek all attorneys' fees and costs associated with the filing, maintenance, and enforcement of any formal action. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

On April 1, 2021 the Company executed a lease for office space effective April 1, 2019. The lease requires monthly rental payments of $7.

NOTE 7 – SUBSEQUENT EVENTS

On July 1, 2021, 57,500 Warrants issued in the Offering were exercised for 57,500 shares of the Company’s common stock in consideration of $247.

On July 1, 2021, the Company issued 2,943 shares of its Common Stock to a private investor due to a cashless exercise of warrants to purchase up to 6,667 shares of its Common Stock at an exercise price equal to $4.30 per share.

On July 2, 2021, 1,095,500 Warrants issued in the Offering were exercised for 1,095,500 shares of the Company’s common stock in consideration of $4,711.

On or about July 15, 2021, the Company, its CEO and other third parties were served with a complaint by Larry Kolb (“Kolb”) as part as shareholder’s derivative action under the law of the State of Florida for Breach of Agreement, Breach of Contract, Wage theft, Fraud, Fraudulent Transfer, Breach of Covenant against the Company, its CEO and other third parties. The Complaint demands a transfer of 74,558 shares of Common Stock of the Company or a payment of $265. Kolb also demands a payment of $60 for stolen wages and on order awarding him a reasonable attorney’s fees. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On July 21, 2021, The Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, Cuentas and WaveMax are to form a joint venture (“JVLLC”) which would install WiFi6 shared network (“WSN”) systems in 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow the JVLLC to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, or permit users to pay a service fee for ad-free access to the WSN. The ownership and management of the JVLLC shall be as follows: 50% to Cuentas, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agrees to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of Cuentas and WaveMAX has agreed to fund an additional $127 over the succeeding five months, in each case, subject to approval of each party’s board of directors and $500 from revenue in the first year of operation. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of the JVLLC shall initially be comprised of four persons, two designated by Cuentas, one designated by WaveMAX, and one designated by Execon. The officers of the JVLLC shall be the persons from time to time designated by mutual agreement of Cuentas and WaveMAX, with the initial officers to be determined. The 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with Cuentas’ distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the Net Revenue of the JVLLC will be paid by the JVLLC on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMax and Innovateur Management, SAPI de CV will be included in the Cuentas Share Incentive plan subject to approval by the Cuentas BOD and approval by Cuentas shareholders and Side Letter Participants at the next scheduled Annual Shareholders meeting. WaveMAX grants the JVLLC exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in Cuentas BODEGAS network throughout the United States.

On August 2, 2021, the Company’s Board of Directors approved the payment of the remainder of the up-listing bonus to Mr. Maimon and Mr. De Prado in the amount of $250 for each of them in lieu of Common shares of the Company. On the same date, the Company paid $250 to Mr. Maimon and $250 for Mr. De Prado as described above.

On August 4, 2021, the Company and Benelisha entered into a Definitive Marketing and Promotion Agreement (the “Belisha Agreement”). Pursuant to the Belisha Agreement, the Company and Benelisha will market and promote Cuentas GPR cards and the mobile phone application (“DC/MA”) products to Benelisha customers. During the Term, Benelisha’s goal is to register Benelisha customers to become activated users of Cuentas DC/MA products by the following milestone goals.

●	6 months to register 3,000 active cardholders

●	1 year to register 15,000 active GPR cardholders,

●	2 years to register 30,000 active GPR cardholders; and

●	3 years to register 50,000 [active] GPR cardholders.

If Benelisha reaches these milestone goals, it will be rewarded with Most Favored Nation (MFN) status along with compensation consisting of 32% of Net Revenue from new cardholders that Benlisha registers and maintain on the Cuentas GPR Platform. After year 3, Benelisha may continue to maintain MFN status by registering 50,000 new cardholders each year after. If Benelisha does not maintain MFN status, it will still receive compensation of 32% of Net Revenue for the active cardholders it maintains.

On August 5, 2021, the Company and its Chief Financial Officer entered in an Amendment of his Employment Agreement where his annual base salary will be $245 and he will not be entitled to a cash payment of his accrued vacation and sick days.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

The Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those, described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) regulatory, competitive and contractual risks; (c) development risks; (d) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (e) pending litigation.

Overview and Outlook

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

The Company 2021 Share Incentive Plan

On June 17, 2021 the Board of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). which will be approved by the shareholders in a future date. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 1,800,000 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee.

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, The Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, Cuentas and WaveMax are to form a joint venture (“JVLLC”) which would install WiFi6 shared network (“WSN”) systems in 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow the JVLLC to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, or permit users to pay a service fee for ad-free access to the WSN. The ownership and management of the JVLLC shall be as follows: 50% to Cuentas, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agrees to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of Cuentas and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors and $500,000 from revenue in the first year of operation. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program.

The Board of Directors of the JVLLC shall initially be comprised of four persons, two designated by Cuentas, one designated by WaveMAX, and one designated by Execon. The officers of the JVLLC shall be the persons from time to time designated by mutual agreement of Cuentas and WaveMAX, with the initial officers to be determined.

The 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with Cuentas’ distribution network that sells prepaid debit card, e-store, e-wallet and digital services.

A fee of 2% (two percent) of the Net Revenue of the JVLLC will be paid by the JVLLC on a monthly basis as a commission to Innovateur Management SAPI de CV

WaveMax and Innovateur Management, SAPI de CV will be included in the Cuentas Share Incentive plan subject to approval by the Cuentas BOD and approval by Cuentas shareholders and Side Letter Participants at the next scheduled Annual Shareholders meeting.

WaveMAX grants the JVLLC exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in Cuentas BODEGAS network throughout the United States.

The parties have agreed to expand the JVLLC to other areas of the US once the current deployment is in progress or has been completed.

Entry into a Joint-Venture Agreement with Benelisha Group, Inc. (“Benelisha”)

On August 4, 2021, the Company and Benelisha entered into a Definitive Marketing and Promotion Agreement (the “Belisha Agreement”). Pursuant to the Belisha Agreement, the Company and Benelisha will market and promote Cuentas GPR cards and the mobile phone application (“DC/MA”) products to Benelisha customers. During the Term, Benelisha’s goal is to register Benelisha customers to become activated users of Cuentas DC/MA products by the following milestone goals.

●	6 months to register 3,000 active cardholders

●	1 year to register 15,000 active GPR cardholders,

●	2 years to register 30,000 active GPR cardholders; and

●	3 years to register 50,000 [active] GPR cardholders.

If Benelisha reaches these milestone goals, it will be rewarded with Most Favored Nation (MFN) status along with compensation consisting of 32% of Net Revenue from new cardholders that Benlisha registers and maintain on the Cuentas GPR Platform. After year 3, Benelisha may continue to maintain MFN status by registering 50,000 new cardholders each year after. If Benelisha does not maintain MFN status, it will still receive compensation of 32% of Net Revenue for the active cardholders it maintains.

Results of operations for the six months ended June 30, 2021 and 2020

Revenue

Revenues during the six months ended June 30, 2021 totaled $380,000 compared to $251,000 for the six months ended June 30, 2021. The Company generated most of its revenue through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the six months ended June 30, 2021 totaled $270,000 compared to $385,000 for the six months ended June 30, 2020. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also included costs related to the sale of the Company’s GPR Card in the amount of $38,000 due to additional developments and testing that the Company conducted on its GPR product.

Gross Profit (Loss)

Gross profit (loss) is the net profit (loss) existing after the Cost of Sales. Gross Profit increased to $110,000 for the six months ended June 30, 2021, as compared to a loss of $134,000 for the same period in the prior year. The increase in gross profit for the six months ended June 30, 2021, as compared to the same period in the prior year, was primarily a result of higher profits in our telecom business.

Stock-based Compensation and shares issued for services

Stock-based compensation and shares issued for services expenses decreased to $286,000 for the six months ended June 30, 2021 from $1,205,000 for the six months ended June 30, 2020 as a result of fewer issuance of shares issued for employees and for service providers and a decrease in the share price.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses totaled $2,525,000 during the six months ended June 30, 2021 compared to $1,593,000 during the six months ended June 30, 2021 representing a net increase of $857,000. The increase in the operating expenses is mainly due to increase in the agreed Incomm payment in the amount of $260,000, increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $100,000, increase in our D&O insurance expenses in the amount of $237,000, settlement expense in the amount of $75,000 and increase in our compensation and director fees in the approximate amount of $145,000.

decrease in Stock based compensation and shares issued for services    which was mitigated by an increase in compensation cost, software development and maintenance and the agreed Incomm monthly payment.

Amortization of Intangible assets

Amortization of Intangible assets totaled $905,000 for the six months ended June 30, 2021 and $900,000 for six months ended June 30, 2020, respectively. The increase is due to the amortization of the domain cuentas.com which was purchased by the Company during the six months ended June 30, 2021 in consideration of approximately $47,000.

Operating Expenses

Operating expenses totaled $3,716,000 for the six months ended June 30, 2021 compared to $3,698,000 during the six months ended June 30, 2020 representing a net increase of $18,000. The increase in the operating expenses is mainly due to an increase in compensation cost, software development and maintenance, settlement expense and the agreed Incomm monthly payment which were mitigated by the decrease in Stock based compensation and shares issued for services.

Other Income (Expenses)

The Company recognized other expense of $70,000 during the ended June 30, 2021 compared to income of $436,000 during the six months ended June 30, 2020. The net change from the prior period is mainly due to the change in our stock-based liabilities and interest expenses that we occurred. Gain from Change in Fair Value of stock-based liabilities for the six-month period ended June 30, 2021 was $359,000 as compared to a gain of $99,000 for the six-month period ended June 30, 2020. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Net Income (Loss)

We incurred a net loss of $3,676,000 for the six-month period ended June 30, 2021, as compared to a net loss of $3,399,000 for the six-month period ended June 30, 2020.

Results of operations for the three months ended June 30, 2021 and 2020

Revenue

Revenues during the three months ended June 30, 2021 totaled $155,000 compared to $117,000 for the three months ended June 30, 2021. The Company generated most of its revenue through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended June 30, 2021 totaled $23,000 compared to $208,000 for the three months ended June 30, 2020. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also consisted from cost related to the sale of the Company’s GPR Card in the amount of $7,000 due to additional developments and testing that the Company conducted on its GPR product.

Gross Profit

Gross profit (loss) is the net profit (loss) existing after the cost of sales. Gross Profit increased to a profit of $132,000 for the three months ended June 30, 2021, as compared to a loss of $91,000 for the same period in the prior year. The increase in gross profit for the three months ended June 30, 2021, as compared to the same period in the prior year, was primarily a result of higher profits in our telecom business.

Stock-based Compensation and shares issued for services

Stock-based compensation and shares issued for services expenses decreased to $10,000 for the three months ended June 30, 2021 from $80,000 for the three months ended June 30, 2020 as a result of fewer issuance of shares issued for employees and for service providers and a decrease in the share price.

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses totaled $1,673,000 during the three months ended June 30, 2021 compared to $675,000 during the three months ended June 30, 2020, representing a net increase of $913,000. The increase in the operating expenses is mainly due increase in the agreed Incomm payment in the amount of $120,000, increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $50,000, settlement expense in the amount of $75,000, increase in our D&O insurance expenses in the amount of $142,000, increase in our marketing expenses of $112,000 and increase in our compensation and director fees in the approximate amount of $259,000. ..

Amortization of Intangible assets

Amortization of Intangible assets totaled $453,000 for the three months ended June 30, 2021 and $450,000 for three months ended June 30, 2020, respectively. The increase is due to the amortization of the domain cuentas.com which was purchased by the Company during the six months ended June 30, 2021 in consideration of approximately $47,000.

Operating Expenses

Operating expenses totaled $2,126,000 for the three months ended June 30, 2021 compared to $1,159,000 during the three months ended June 30, 2020 representing a net increase of 967,000. The increase in the operating expenses is mainly due increase in compensation cost, settlement expense, software development and maintenance and the agreed Incomm monthly fee during the three months ended June 30, 2021.

Other Income

The Company recognized other expense of $7,000 during the ended June 30, 2021 compared to income of $14,000 during the three months ended June 30, 2020.

Net Loss

We incurred a net loss of $2,001,000 for the three-month period ended June 30, 2021, as compared to a net loss of $1,236,000 for the three-month period ended June 30, 2020.

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

As of June 30, 2021, the Company had $6,244,000 of cash, total current assets of $6,590,000 and total current liabilities of $3,290,000 creating a working capital of $3,300,000. As of December 31, 2020, the Company had $227,000 of cash, total current assets of $296,000 and total current liabilities of $6,480,000 creating a working capital deficit of $6,184,000. The increase in our working capital was mainly attributable to the decrease in Accounts Payables in the amount of $861,000, decrease in our other Accounts Payables in the amount of $1,165,000 and increase in our Cash and Cash equivalents in the amount of $6,017,000.

During the first fiscal half of 2021, we sold 3,089,197 shares of common stock under our equity offering. We generated approximately $13,283 thousand in gross proceeds from the Offering and paid fees to the underwriting fee of $960 thousand, underwriter expense of $100 thousand, legal fees of $500 thousand, advisory fees of $120 thousand and installment of our director and officer insurance premium in the amount of $138 thousand. From the net proceeds of approximately $11,465 thousand we repaid the loan and accrued interest to Labrys in approximate amount of $635 thousand and a convertible note and accrued interest from a private investor in the approximate amount of $130 thousand. We also repaid our loan to loan and accrued interest from Dinar Zuz in the approximate amount of $378 thousand. In total, we prepaid an approximate amount of $1,143 thousand in principal loans and accrued interest. Additionally, we paid a special bonus in the amount of $250 thousand to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. We also paid a special bonus in the amount of $100 thousand to Mr, Daniel due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. We paid $200 thousand in sales and marketing fees to SDI for sale and marketing of pout GPR card in the New York and Connecticut. We also paid a settlement amount of $75 thousand. We have used the rest of funds, and intend to continue to use, the net proceeds generated from the Offering for Sales and Marketing, Purchase of chip-based debit card stock for GPR and Starter cards, Research and Development and Working capital, accrued salaries and other operating expenses.

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

On March 4, 2021 and pursuant to the Underwriting Agreement, Maxim exercised its 45-day option to purchase up to 418,604 additional Warrants in consideration of approximately $4,000, to cover over-allotments in connection with the Offering.

On March 5, 2021 the Company prepaid its loan to Dinar Zuz. The prepayment amount was approximately $378,000.

On April 20, 2021 the Company paid off its convertible promissory note and accrued interest in the amount of $260,000 to the private investor. The Company paid an amount equal to $125,000 plus $5,000, which represents the amount of interest accrued on such $125,000 since the date on which the loan was made under the Note through April 16, 2021. In addition, The Company issued 30,233 shares of Common Stock of the Company. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On June 30, 2021, 298,500 Warrants issued in the Offering were exercised for 298,500 shares of the Company’s common stock in consideration of $1,204,000.

On July 1, 2021, 57,500 Warrants issued in the Offering were exercised for 57,500 shares of the Company’s common stock in consideration of $247,000.

On July 1, 2021, the Company issued 2,943 of its Common Stock par value $0.001 per share to a private investor due to a cashless exercise of warrants to purchase up to 6,667 shares of its Common Stock at an exercise price equal to $4.30 per share.

On July 2, 2021, 1,095,500 Warrants issued in the Offering were exercised for 1,095,500 shares of the Company’s common stock, par value $0.001 per share in consideration of approximately $4,711,000.

Cash Flows

Net cash used in operating activities was $4,776,000 for the six-month period ended June 30, 2021, as compared to cash used in operating activities of $1,011,000 for the six-month period ended June 30, 2020. The Company’s primary uses of cash in operating activities have been for working capital purposes as described in the Company’s Statement of Cash Flow,

Net cash used in investing activities was $47,000 for the six-month period ended June 30, 2021. Net cash used in investing activities was $0 for the six-month period ended June 30, 2020.

Net cash provided by financing activities was approximately $10,840,000 for the six-month period ended June 30, 2021, as compared to net cash provided by financing activities of approximately $1,017,000 for the six-month period ended June 30, 2020.

Due to our operational losses, we have principally financed our operations through the sale of our Common Stock and the issuance of convertible debt.

We have principally financed our operations through the sale of our Common Stock and warrants in public offerings, sales to private investors, issuance of convertible loans debt and loans from our shareholders.

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

To address these risks, we must, among other things, implement and successfully execute our business and marketing strategy surrounding the Cuentas Mastercard, continually develop and upgrade our website, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

As at June 30, 2021, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

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

Management is in the process of determining how best to change our current system and implement a more effective system to ensure that information required to be disclosed has been recorded, processed, summarized and reported accurately. Our management acknowledges the existence of this issue, and intends to develop procedures to address it to the extent possible given limitations in financial and human resources in and to remediate all the material weaknesses by the end of the fiscal quarter ending June 30, 2021.

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2021. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On October 1, 2020, the Superior Court of Fulton County, State of Georgia granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of Cuentas. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, Cuentas filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter Cuentas filed its reply. As of date the trial court has not yet set a date to hear this motion.  In the trial court proceedings, the case remains stayed pending the outcome of the appeal. After the appeal is decided, the trial court will consider Company’s motion seeking payment from JP Carey of the Company’s attorneys’ fees and costs.

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

On May 25, 2021, the Company received a notice of demand from Vitco LLC and Vitaliy Yurchenko, who allegedly had a licensing agreement entered into with NextGn LLC, a former subsidiary of the Company. The alleged terms of the agreement require payment of $180,000 per annum for use of software and Vitco LLC's consulting. The alleged amount due to Vitco LLC and Vitaliy Yurchenko is $1,095,000. Vitco LLC and Vitaliy Yurchenko will also seek all attorneys' fees and costs associated with the filing, maintenance, and enforcement of any formal action. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

On or about July 15, 2021, the Company, its CEO and other third parties were served with a complaint by Larry Kolb (“Kolb”) as part as shareholder’s derivative action under the law of the State of Florida for Breach of Agreement, Breach of Contract, Wage theft, Fraud, Fraudulent Transfer, Breach of Covenant against the Company, its CEO and other third parties. The Complaint demands a transfer of 74,558 Common Shares of the Company or a payment of $265,000. Kolb also demands a payment of $59,652.05 for stolen wages and on order awarding him a reasonable attorney’s fees. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 2, 2021, the Company issued 20,000 shares of its Common Stock to its Chief Financial Officer, 40,000 shares of its Common Stock to a member of the Board of Directors of the Company and 3,334 shares of its Common Stock to a former employee. The fair market value of the shares was $245,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On March 17, 2021, the Company issued 10,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated May 16, 2019. The fair market value of the shares at the issuance date was $38,000. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On April 20, 2021 the Company paid off its loan and accrued interest in the amount of $260,000 to a private investor. The Company paid an amount equal to $125,000 plus $5,000, which represents the amount of interest accrued on such $125,000 since the date on which the loan was made under the Note through April 16, 2021. In addition, the Company issued 30,233 shares of Common Stock of the Company. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On July 1, 2021, the Company issued 2,943 shares of its Common Stock par value $0.001 per share to a private investor due to a cashless exercise of warrants to purchase up to 6,667 shares of its Common Stock at an exercise price equal to $4.30 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Amendment to the Employment Agreement with Ran Daniel

As of November 28, 2018, the Company and Ran Daniel entered into an employment agreement (the “Employment Agreement”) pursuant to which Mr. Daniel serves as the Company’s Chief Financial Officer. The Employment Agreement is attached hereto as Exhibit 10.3. On August 5, 2021, the Company and Mr. Daniel entered into an amendment to the Employment Agreement (the “Amendment”). Pursuant to the Amendment, Mr. Daniel’s annual base salary will be $245,000 and Mr. Daniel will not be entitled to a cash payment of his accrued vacation and sick days. The amendment is attached hereto in its entirety as exhibit 10.4.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
10.1	Definitive Joint- Venture Agreement with WaveMAX Corporation	Form 8-K filed at July 27, 2021
10.2	Definitive Marketing and Promotion Agreement with the Belisha Group	Form 8-K filed at August 5, 2021
10.3	Ran Daniel Employment Agreement, dated as of November 28, 2018	Filed herewith
10.4	Amendment to Ran Daniel Employment Agreement, dated August 5, 2021	Filed herewith
10.5	2021 Share Incentive Plan	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: August 23, 2021	By:	/s/ Arik Maimon
Interim Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer

