Form 10-Q
period 2021-09-30
Cuentas Inc.
filed 2021-11-15
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: SEPTEMEBR 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 15, 2021, the issuer had 14,965,690 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2021

i

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2021	December 31, 2020
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	8,750	227
Accounts Receivables, net	12	-
Marketable securities	1	3
Related parties	-	54
Other current assets	311	12
Total current assets	9,074	296

Property and Equipment, net	4	4
Intangible assets	5,890	7,200
Total assets	14,968	7,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	1,286	2,354
Other accounts liabilities	927	2,195
Deferred revenue	670	652
Notes and Loan payable	96	93
Convertible Note	-	719
Related parties’ payables	-	365
Stock based liabilities	8	102
Total current liabilities	2,987	6,480

Other long-term loans	89	89

TOTAL LIABILITIES	3,076	6,569

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 14,965,690 and 10,590,491 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	15	11
Additional paid in capital	45,450	28,411
Accumulated deficit	(33,573)	(27,491)
Total stockholders’ equity	11,892	931
Total liabilities and stockholders’ equity	14,968	7,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020

REVENUE	489	385	109	134

COST OF REVENUE	361	620	91	237

GROSS PROFIT (LOSS)	128	(235)	18	(103)

OPERATING EXPENSES

Amortization of Intangible Assets	1,357	1,350	452	450
General and administrative	4,787	3,333	1,976	533
TOTAL OPERATING EXPENSES	6,144	4,683	2,428	983

OPERATING LOSS	(6,016)	(4,918)	(2,410)	(1,086)

OTHER INCOME
Other income (loss)	2	97	(1)	16
Interest expense	(173)	(24)	(1)	(17)
Gain on derivative liability	-	3	-	-
Gain from Change in fair value of stock-based liabilities	105	307	6	(52)
TOTAL OTHER INCOME (LOSS)	(66)	383	4	(53)

NET LOSS BEFORE CONTROLLING INTEREST	(6,082)	(4,535)	(2,406)	(1,139)

NET INCOME ATTRIBUTABLE TO NON-CONTROLLING INTEREST	-	(618)	-	(615)
NET LOSS ATTRIBUTABLE TO CUENTAS INC.	(6,082)	(5,153)	(2,406)	(1,754)

Net loss per basic and diluted share	(0.45)	(0.60)	(0.16)	(0.12)

Weighted average number of basic and diluted shares of common stock outstanding	13,564,928	8,535,767	14,896,717	14,125,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	10,590,491	11	28,411	(27,491)	931
Issuance of Shares of Common Stock, net of issuance expenses **	2,790,697	3	10,611	-	10,614
Issuance of Warrants		-	4	-	4
Shares issued for services and for employees	143,334	*	579	-	579
Shares issued due to exercise of Warrants, net of issuance expenses ***	1,454,443	1	5,764	-	5,765
Shares issued due to conversion of Convertible Note	30,233	*	81	-	81
Return of Commitment Shares	(43,525)	*	-	-	-
Roundup Differences due to Reverse Split	17	*	-	-	-
Net income for the period ending September 30, 2021	-	-	-	(6,082)	(6,082)
Balance as of September 30, 2021	14,965,690	$15	$45,450	$(33,573)	$11,892

*	Less than $1.

**	Issuance expenses totaled to $1,386

***	Issuance expenses totaled to $499

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of June 30, 2021	13,739,747	14	40,635	(31,167)	9,482

Shares issued for services and for employees	70,000	*	255	-	255
Shares issued due to exercise of Warrants, net of issuance expenses **	1,153,000	1	4,560	-	4,561
Shares issued due to conversion of Convertible Note	2,943	*	-	-	-

Net income for the period ending September 30, 2021	-	-	-	(2,406)	(2,406)
Balance as of September 30, 2021	14,965,690	$15	$45,450	$(33,573)	$11,892

*	Less than $1.
**	Issuance expenses totaled to $396

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss) before non-controlling interest	(6,082)	(4,535)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	541	1,285
Loss (gain) on fair value of marketable securities	2	(1)
Interest on loans	89	(10)
Gain on derivative fair value adjustment	-	(3)
Gain from change in on fair value of stock-based liabilities	(56)	(307)
Depreciation and amortization expense	1,357	1,350
Changes in Operating Assets and Liabilities:
Accounts receivable	(12)	(5)
Other receivables	(299)	92
Accounts payable	(1,567)	533
Other Accounts payable	(262)	152
Related parties, net	44	-
Deferred revenue	18	74
Net Cash Used by Operating Activities	(7,227)	(1,372)

Cash Flows from Investing Activities:
Purchase of Intangible Asset	(47)	-
Net Cash used for Investing Activities	(47)	-

Cash Flows from Financing Activities:
Related party, net		-
Proceeds from short term loans	-	505
Proceeds from loans from Related Parties	(355)	355
Proceeds from loans from a Government Agency	-	89
Proceeds from issuance of common stock due to exercise of warrants	6,264	-
Repayment of loans	(730)	-
Proceeds from issuance of common stock, net of issuance expense	10,614	750
Proceeds from issuance of warrants	4	-
Net Cash Provided by Financing Activities	15,797	1,699

Net Increase in Cash	8,523	327
Cash at Beginning of Period	227	16
Cash at End of Period	8,750	343

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	81	250
Common stock issued for settlement of stock-based liabilities and accrued salaries	-	442
Issuance fee in connection with of common stock due to exercise of warrants	499	-

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

Amortization expense was $1 and $1,350 for the periods ended September 30, 2021 and 2020, respectively. Amortization expense for each period is included in operating expenses.

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

JOINT- VENTURE AGREEMENT WITH WAVEMAX CORP. (“WaveMax”)

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

JOINT- VENTURE AGREEMENT WITH BENLISHA GROUP, INC. (“Benelisha”)

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2021. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2021. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP. The consolidated financial statements of the Company include the Company and its wholly owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the nine months ended September 30, 2021:

Deferred Revenue
Balance at December 31, 2020	$652
Change in deferred revenue	18
Balance at September 30, 2021	$670

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $670 as of September 30, 2021, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

	Balance as of September 30, 2021
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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30, 2021:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2020	135,200	$11.18
Granted	-	-
Forfeited	-	-
Outstanding, September 30, 2021	135,200	$11.18

The following table discloses information regarding outstanding and exercisable options at September 30, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	3.49	79,200	$14.35
7.50	36,000	7.50	2.96	36,000	7.50
5.23	20,000	5.23	2.49	20,000	5.23
	135,200	$11.18	2.93	135,200	$11.18

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – STOCKHOLDERS’ EQUITY

Common Stock

The following summarizes the Common Stock activity for the nine months ended September 30, 2021:

Summary of common stock activity for the nine months ended September 30, 2021	Outstanding shares
Balance, December 31, 2020	10,590,491
Shares of Common Stock issued in public offering	2,790,697
Shares issued due to exercise of Warrants	1,454,443
Roundup Differences due to Reverse Split	17
Shares issued due to conversion of Convertible Note	30,233
Return of commitment shares	(43,525)
Shares issued for services	80,000
Shares issued to employees	63,334
Balance, September 30, 2021	14,965,690

On February 2, 2021, the Company issued 20,000 shares of its Common Stock to its Chief Financial Officer, 40,000 shares of its Common Stock to a member of the Board of Directors of the Company and 3,334 shares of its Common Stock to a former employee. The fair market value of the shares was $245.

On February 2, 2021 the Company’s common stock and warrants began trading on The Nasdaq Capital Market under the symbols “CUEN” and “CUENW,” respectively. On February 4, 2020 the Company sold an aggregate of 2,790,697 units at a price to the public of $4.30 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $4.30 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated as of February 1, 2021 (the “Underwriting Agreement”), between the Company and Maxim Group LLC (the “Representative” or “Maxim”), as representative of the sole underwriter. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a 45-day option to purchase up to 418,604 additional shares of Common Stock, and/or 418,604 additional Warrants, to cover over-allotments in connection with the Offering. The Common Stock and the Warrants were offered and sold to the public pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-249690 and 333-252642), filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), on October 28, 2020, as amended, and which became effective on February 1, 2021. The Company received gross proceeds of approximately $12.0 million, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated Offering expenses. Pursuant to the Underwriting Agreement, the Company also agreed to issue to Maxim warrants (the “Underwriter’s Warrants”) to purchase up to a total of 223,256 shares of Common Stock (8% of the shares of Common Stock sold in the Offering). The Underwriter’s Warrants are exercisable at $5.375 per share of Common Stock and have a term of five years. The Underwriter’s Warrants are subject to a lock-up for 180 days from the commencement of sales in the Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for nine months after February 1, 2021. The total expenses of the offering are estimated to be approximately $1.4 million, which included Maxim’s expenses relating to the offering.

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

On April 20, 2021, the Company paid off its loan and accrued interest in the amount of $260 to Arie Gershonie. The Company paid an amount equal to $125 plus $5, which represents the amount of interest accrued on such $125 since the date on which the loan was made under the Note through April 16, 2021. In addition, the Company issued 30,233 shares of Common Stock of the Company. The fair market value of the shares at the issuance date was $81.

On June 17, 2021, the Board of the Company approved the 2021 Plan, which will be approved by the shareholders in a future date. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 1,800,000 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee.

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

On September 14, 2021, the Company issued 70,000 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was $223.

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at September 30, 2021 and December 31, 2020 consisted of the following:

Related party payables, net of discounts

	September 30, 2021	December 31, 2020
	(dollars in thousands)
(a) Due to Next Communications, Inc. (current)	$-	$10
(b) Principal and interest due to Dinar Zuz LLC	-	355
(c) Due to Cima Telecom Inc.	552	417
Total Due to related parties	$552	$782

(a)	Next Communication, Inc. is a corporation in which the Company’s Chief Executive Officer had a controlling interest and served as the Chief Executive Officer.

(b)	Due to the April 6, 2020 Loan Agreement with the Company to borrow up to $462 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”). On March 5, 2021 the Company fully prepaid its loan to Dinar Zuz.

(c)	Composed from annual fees in the amount of $500 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date, $30 for the consulting services and other software development services.

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

On March 5, 2021 and pursuant to the Side Letter Agreement, the Board of Directors of the Company approved a special bonus in the amount of $500 to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. Half of the bonus $250 was paid in cash and half will be paid in Common stock of the Company . On August 2, 2021, the Company’s Board of Directors approved the payment of the remainder of the up-listing bonus to Mr. Maimon and Mr. De Prado in the amount of $250 for each of them. On the same date, the Company paid $250 to Mr. Maimon and $250 for Mr. De Prado as described above.

On August 5, 2021, the Company and its Chief Financial Officer entered in an Amendment of his Employment Agreement where his annual base salary will be $245 and he will not be entitled to a cash payment of his accrued vacation and sick days.

On August 25, 2021, the Company and Jeffery D. Johnson entered into an employment agreement, pursuant to which Mr. Johnson agreed to serve as the Company’s new Chief Executive Officer Employment Agreement”). The Johnson Employment Agreement commenced and became effective as of August 25, 2021, and shall continue for an initial term of three (3) years, ending on August 24, 2024. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Johnson Employment Agreement; however, the Employment Agreement will not renew automatically if either the Company or Mr. Johnson provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson will receive an annual base salary of three hundred thousand dollars ($300) per year, and will be eligible for an annual incentive payment of up to one hundred percent (100%) of his base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with Mr. Johnson. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with Mr. Johnson’s entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In consideration of Mr. Johnson’s agreement to enter into the Johnson Employment Agreement and remain with the Company, Mr. Johnson was to receive a one-time signing bonus in the amount of two hundred thousand dollars ($200), which is to be paid in two (2) installments: the first installment of one hundred thousand dollars ($100) to be paid on the Company’s next regular payday following the hire date of August 25, 2021, which was paid on August 30, 2021, and the second installment of one hundred thousand dollars ($100) to be paid on Company’s next regular payday following the first (1st) anniversary of the hire date of August 25, 2021, provided that Mr. Johnson is employed by the Company on such relevant payment date. Pursuant to the terms of the Johnson Employment Agreement, subject to the shareholder approval of the 2021 Plan, the Company shall issue to Mr. Johnson an option to purchase up to an aggregate of five hundred thousand (500,000) shares of Common Stock; furthermore, if the Company’s shareholders do not approve the 2021 Plan, Mr. Johnson will have the right to immediately terminate the Johnson Employment Agreement. These options shall vest on the following schedule: (1) options to purchase one hundred twenty-five thousand (125,000) shares of Common Stock shall vest on the date of the grant; and, (2) one hundred eighty-seven thousand and five hundred (187,500) shares of Common Stock shall vest on each of the first and second year anniversary of the date of grant, provided that Mr. Johnson remains continuously employed with the Company through such vesting date. In case of a change in control event, as defined under the terms of the Employment Agreement, any outstanding unvested portion of the options shall become fully vested and exercisable, as long as Mr. Johnson remained continuously employed with the Company through such date. Additionally, Mr. Johnson shall be entitled to a bonus payment in connection with a change in control of the Company, which bonus shall be based upon a percentage of the cash consideration received by shareholders of the Company in the change in control transaction, as determined in the sole discretion of the Board of Directors of the Company.

On August 26, 2021, the Company and Arik Maimon entered into a Founder/Executive Chairman Compensation Agreement. Additionally, on August 26, 2021, the Company and Michael De Prado entered into a Founder/Executive Vice-Chairman Compensation Agreement (the “Compensation Agreements”). The term of each of these Compensation Agreements became effective as of August 26, 2021 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado. Under the terms of the Compensation Agreements, the Executives agreed to be employed by the Company for an initial continuous twelve-month term beginning on the effective date of August 26, 2021, and ending on August 25, 2022. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Compensation Agreements; however, the Compensation Agreements, respectively, will not renew automatically if either the Company or the respective Executive provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of his Compensation Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295) per year, and pursuant to the terms of his Compensation Agreement, Mr. De Prado will receive an annual base salary of two hundred seventy-five thousand dollars ($275) per year, and each will be eligible for an annual incentive payment of up to one hundred percent (100%) of their respective base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with each Executive, respectively. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with the Executives’ entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Any such annual incentive shall be paid by the end of the second quarter following the calendar year to which each respective Executive’s performance relates. Pursuant to the terms of the Compensation Agreements, each of Mr. Maimon and Mr. De Prado has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In the event of a change in control of the Company, as defined under the terms of the Compensation Agreements, that takes place (i) during the term of the Compensation Agreement or (ii) prior to the date which is twenty-four (24) months from the effective date of the Compensation Agreements, if the Executive’s employment otherwise terminates prior to such date, each respective Executive shall be entitled to a bonus payment equal to two and one-half percent (2.5%) of the cash consideration received by the shareholders of the Company in the change in control transaction.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10on January 2, 2017 and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $141 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. As of date the trial court has not yet set a date to hear this motion.  In the trial court proceedings, the case remains stayed pending the outcome of the appeal. After the appeal is decided, the trial court will consider Company’s motion seeking payment from JP Carey of the Company’s attorneys’ fees and costs.

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15 but the total amount was not specified. The Company was served on December 7, 2018, with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50 paid to the Defendants. The Company retained an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.

On October 25, 2018, the Company was served with a complaint by former company Chief Financial Officer, Michael Naparstek, claiming breach of contract for 833,333 shares (pre-2018 reverse stock split), $26 of compensation and $9 of expenses. This case was withdrawn in Palm Beach County and on January 11, 2019, a similar complaint was filed in Miami-Dade County. During the recent mediation, the Parties reached an understanding of full settlement amount of $3.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold harmless the Company from this and other debts. The Company retained an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. As of the date hereof, depositions are set to be taken during the fourth quarter of 2021.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,053. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,053 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019.

On May 25, 2021, the Company received a notice of demand from Vitco LLC and Vitaliy Yurchenko, who allegedly had a licensing agreement entered into with NextGn LLC, a former subsidiary of the Company. The alleged terms of the agreement require payment of $180 per annum for use of software and Vitco LLC’s consulting. The alleged amount due to Vitco LLC and Vitaliy Yurchenko is $1,095. Vitco LLC and Vitaliy Yurchenko are also seeking all attorneys’ fees and costs associated with the filing, maintenance, and enforcement of any formal action. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

On or about July 15, 2021, the Company, its CEO and other third parties were served with a complaint by Larry Kolb (“Kolb”) as part as shareholder’s derivative action under the law of the State of Florida for Breach of Agreement, Breach of Contract, Wage theft, Fraud, Fraudulent Transfer, Breach of Covenant against the Company, its CEO and other third parties. The Complaint demands a transfer of 74,558 shares of Common Stock of the Company or a payment of $265. Kolb also demands a payment of $60 for stolen wages and an order awarding him a reasonable attorney’s fees. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

On April 1, 2021 the Company executed a lease for office space effective April 1, 2021. The lease requires monthly rental payments of $7.

NOTE 7 – SUBSEQUENT EVENTS

On October 29, 2021, the Company entered into an amended and restated Prepaid Card Program Management Agreement with Sutton Bank, an Ohio chartered bank corporation (“Sutton Bank”). The Agreement replaces in its entirety the Prepaid Card Program Management Agreement between the Company and Sutton Bank dated June 27, 2019. Sutton Bank operates a prepaid card service and is an approved issuer of prepaid cards on the Discover, Mastercard, and Visa Networks. Sutton Bank agrees to the prepaid card services listed in the Agreement and other documents governing Sutton Bank’s prepaid card program in connection with transactions processed on one or more credit card networks Pursuant to the Agreement, the Company and Sutton Bank will operate card programs in exchange for revenue share and expense sharing between them. The Agreement further provides that the Company is responsible for and liable to Sutton Bank for fraud, unless such expenses and losses were proximately caused by the negligence or willful misconduct of Sutton Bank.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2020. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, and in this Quarterly Report on Form 10-Q for the quarter ended September 31, 2021.

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

Overview and Outlook

Company Overview

The Company is a corporation incorporated under the laws of Florida on September 21, 2005, which focuses on the business of using proprietary technology to provide e-banking and e-commerce services delivering mobile banking, online banking, prepaid debit and digital content services to the unbanked, underbanked and underserved communities. The Company’s exclusivity with CIMA’s proprietary software platform enables the Company to offer comprehensive financial services and additional robust functionality that is absent from other General-Purpose Reloadable Cards (“GPR”).

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

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, The Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, the Company and WaveMax are to form a joint venture (“JVLLC”) which would install WiFi6 shared network (“WSN”) systems in 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow the JVLLC to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, or permit users to pay a service fee for ad-free access to the WSN. The ownership and management of the JVLLC shall be as follows: 50% to the Company, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agrees to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of the Company and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors and $500,000 from revenue in the first year of operation. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of the JVLLC shall initially be comprised of four persons, two designated by the Company, one designated by WaveMAX, and one designated by Execon. The officers of the JVLLC shall be the persons from time to time designated by mutual agreement of the Company and WaveMAX, with the initial officers to be determined. The 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with the Company’s distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the Net Revenue of the JVLLC will be paid by the JVLLC on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMax and Innovateur Management, SAPI de CV will be included in the 2021 Plan, subject to approval by the Company’s BOD and approval by the Company’s shareholders and Side Letter Participants at the next scheduled Annual Shareholders meeting. WaveMAX grants the JVLLC exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in the Company’s BODEGAS network throughout the United States. The parties have agreed to expand the JVLLC to other areas of the US once the current deployment is in progress or has been completed.

Entry into a Joint-Venture Agreement with Benelisha Group, Inc. (“Benelisha”)

On August 4, 2021, the Company and Benelisha entered into a Definitive Marketing and Promotion Agreement (the “Belisha Agreement”). Pursuant to the Belisha Agreement, the Company and Benelisha will market and promote Cuentas GPR cards and the mobile phone application (“DC/MA”) products to Benelisha customers. During the Term, Benelisha’s goal is to register Benelisha customers to become activated users of the Cuentas DC/MA products by the following milestone goals.

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

Amended and restated Prepaid Card Program Management Agreement with Sutton Bank

On October 29, 2021, the Company entered into an amended and restated Prepaid Card Program Management Agreement with Sutton Bank, an Ohio chartered bank corporation (“Sutton Bank”). The Agreement replaces in its entirety the Prepaid Card Program Management Agreement between the Company and Sutton Bank dated June 27, 2019. Sutton Bank operates a prepaid card service and is an approved issuer of prepaid cards on the Discover, Mastercard, and Visa Networks. Sutton Bank agrees to the prepaid card services listed in the Agreement and other documents governing Sutton Bank’s prepaid card program in connection with transactions processed on one or more credit card networks Pursuant to the Agreement, Cuentas and Sutton Bank will operate card programs in exchange for revenue share and expense sharing between them. The Agreement further provides that the Company is responsible for and liable to Sutton Bank for fraud, unless such expenses and losses were proximately caused by the negligence or willful misconduct of Sutton Bank.

Results of operations for the nine months ended September 30, 2021, and 2020

Revenue

Revenues during the nine months ended September 30, 2021 totaled $489,000 compared to $385,000 for the nine months ended September 30, 2021. The Company generated most of its revenue through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the nine months ended September 30, 2021 totaled $361,000 compared to $620,000 for the nine months ended September 30, 2020. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also included costs related to the sale of the Company’s GPR Card in the amount of $57,000 due to additional developments and testing that the Company conducted on its GPR product.

Gross Profit (Loss)

Gross profit (loss) is the net profit (loss) existing after the Cost of Sales. Gross Profit was $128,000 for the nine months ended September 30, 2021, as compared to a loss of $235,000 for the same period in the prior year. The gross profit for the nine months ended September 30, 2021, as compared to the net loss in the same period in the prior year, was primarily a result of higher profits in our telecom business.

Stock-based Compensation and shares issued for services

Stock-based compensation and shares issued for services expenses decreased to $541,000 for the nine months ended September 30, 2021 from $1,285,000 for the nine months ended September 30, 2020 as a result of fewer issuance of shares issued for employees and for service providers and a decrease in the share price.

Amortization of Intangible assets

Amortization of Intangible assets totaled $1,357,000 for the nine months ended September 30, 2021 and $1,350,000 for nine months ended September 30, 2020, respectively. The increase of $7,000 is due to the amortization of the domain cuentas.com which was purchased by the Company during the nine months ended September 30, 2021 in consideration of approximately $47,000.

General and Administrative Expenses

General and administrative expenses totaled $4,246,000 during the nine months ended September 30, 2021 compared to $2,048,000 during the nine months ended September 30, 2020 representing a net increase of $2,198,000. The increase in the operating expenses is mainly due to an increase in the agreed Incomm payment in the amount of $320,000, increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $150,000, increase in our D&O insurance expenses in the amount of $384,000, settlement expense in the amount of $325,000 and increase in our compensation and director fees in the approximate amount of $459,000.

Operating Expenses

Operating expenses totaled $6,144,000 for the nine months ended September 30, 2021 compared to $4,683,000 during the nine months ended September 30, 2020 representing a net increase of $1,461,000. The increase in the operating expenses is mainly due to an increase in compensation cost, cost of software development and maintenance, settlement expense and the agreed Incomm monthly payment which were mitigated by the decrease in Stock based compensation and shares issued for services.

Other Income (Expenses)

The Company recognized other expense of $66,000 during the ended September 30, 2021 compared to income of $383,000 during the nine months ended September 30, 2020. The net change from the prior period is mainly due to the change in our stock-based liabilities and interest expenses that we occurred. Gain from Change in Fair Value of stock-based liabilities for the nine-month period ended September 30, 2021 was $56,000 as compared to a gain of $307,000 for the nine-month period ended September 30, 2020. The gain (loss) is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease (increase) in the price of share of our common stock.

Other Income (Loss)

The Company recognized other expense of $66,000 during the nine months ended September 30, 2021 compared to income of $383,000 during the nine months ended September 30, 2020. The net change from the prior period is mainly due to the change in our stock-based liabilities and interest expenses that we incurred. Gain from Change in Fair Value of stock-based liabilities for the nine-month period ended September 30, 2021 was $105,000 as compared to a gain of $307,000 for the nine-month period ended September 30, 2020. The gain is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease in the share price of our common stock.

Net Loss

We incurred a net loss of $6,082,000 for the nine-month period ended September 30, 2021, as compared to a net loss of $5,153,000 for the nine-month period ended September 30, 2020.

Results of operations for the three months ended September 30, 2021 and 2020

Revenue

Revenues during the three months ended September 30, 2021 totaled $109,000 compared to $134,000 for the three months ended September 30, 2020. The Company generated most of its revenue through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services.

Costs of Revenue

Costs of revenue consists of the purchase of wholesale minutes for resale and related telecom platform costs. Cost of revenues during the three months ended September 30, 2021 totaled $91,000 compared to $237,000 for the three months ended September 30, 2020. Cost of revenue consists mainly of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products. Cost of revenue also consisted of costs related to the sale of the Company’s GPR Card in the amount of $19,000 due to additional developments and testing that the Company conducted on its GPR product.

Gross Profit

Gross profit (loss) is the net profit (loss) existing after the cost of sales. Gross Profit was $18,000 for the three months ended September 30, 2021, as compared to a loss of $103,000 for the same period in the prior year. The gross profit for the three months ended September 30, 2021, as compared to the same period in the prior year, was primarily a result of higher profits in our telecom business.

Stock-based Compensation and shares issued for services

Stock-based compensation and shares issued for services expenses decreased to $255,000 for the three months ended September 30, 2021 from $80,000 for the three months ended September 30, 2020 as a result issuance of 70,000 shares issued for a service provider with a fair market value of $223,00 at issuance.

Amortization of Intangible assets

Amortization of Intangible assets totaled $453,000 for the three months ended September 30, 2021 and $450,000 for three months ended September 30, 2020, respectively. The increase is due to the amortization of the domain cuentas.com which was purchased by the Company during the nine months ended September 30, 2021 in consideration of approximately $47,000.

General and Administrative Expenses

[Other selling, general and administrative] expenses totaled $1,721,000 during the three months ended September 30, 2021 compared to $453,000 during the three months ended September 30, 2020, representing a net increase of $1,268,000. The increase in the operating expenses is mainly due increase in the agreed Incomm payment in the amount of $60,000, increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $50,000, increase in our D&O insurance expenses in the amount of $142,000, increase in our marketing expenses of $40,000, increase in our settlement expenses in the amount of $250,000 and increase in our compensation and director fees in the approximate amount of $273,000.

Operating Expenses

Operating expenses totaled $2,428,000 for the three months ended September 30, 2021 compared to $983,000 during the three months ended September 30, 2020 representing a net increase of 1,445,000. The increase in the operating expenses is mainly due increase in compensation cost, settlement expense, software development and maintenance and the agreed Incomm monthly fee during the three months ended September 30, 2021.

Other Loss

The Company recognized other expense of $4,000 during the ended September 30, 2021 compared to expense of $53,000 during the three months ended September 30, 2020.

Net Loss

We incurred a net loss of $2,406,000 for the three-month period ended September 30, 2021, as compared to a net loss of $1,754,000 for the three-month period ended September 30, 2020.

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

As of September 30, 2021, the Company had $8,750,000 of cash, total current assets of $9,074,000 and total current liabilities of $2,987,000 creating a working capital of $6,087,000. As of December 31, 2020, the Company had $227,000 of cash, total current assets of $296,000 and total current liabilities of $6,480,000 creating a working capital deficit of $6,184,000. The increase in our working capital was mainly attributable to the decrease in Accounts Payables in the amount of $1,068,000, decrease in our other Accounts Payables in the amount of $1,268,000 and increase in our Cash and Cash equivalents in the amount of $8,523,000.

During the first nine fiscal months of 2021, we sold 4,245,140 shares of common stock under our equity offering. We generated approximately $18,270 thousand in gross proceeds from the Offering and paid fees to the underwriting fee of $1,459 thousand, underwriter expense of $100 thousand, legal fees of $500 thousand, advisory fees of $120 thousand and installment of our director and officer insurance premium in the amount of $138 thousand. From the net proceeds of approximately $16,375 thousand we repaid the loan and accrued interest to Labrys in approximate amount of $635 thousand and a convertible note and accrued interest from a private investor in the approximate amount of $130 thousand. We also repaid our loan to loan and accrued interest from Dinar Zuz in the approximate amount of $378 thousand. In total, we prepaid an approximate amount of $1,143 thousand in principal loans and accrued interest. Additionally, we paid a special bonus in the amount of $500 thousand to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. We also paid a special bonus in the amount of $100 thousand to Mr, Daniel due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. We paid $200 thousand in sales and marketing fees to SDI for sale and marketing of the launch our GPR card in the New York and Connecticut. We also paid a settlement amount of $75 thousand. We have used the rest of funds, and intend to continue to use, the net proceeds generated from the Offering for Sales and Marketing, Purchase of chip-based debit card stock for GPR and Starter cards, Research and Development and Working capital, accrued salaries and other operating expenses.

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

Cash Flows

Net cash used in operating activities was $7,227,000 for the nine-month period ended September 30, 2021, as compared to cash used in operating activities of $1,372,000 for the nine-month period ended September 30, 2020. The Company’s primary uses of cash in operating activities have been for working capital purposes as described in the Company’s Statement of Cash Flow,

Net cash used in investing activities was $47,000 for the nine-month period ended September 30, 2021. Net cash used in investing activities was $0 for the nine-month period ended September 30, 2020.

Net cash provided by financing activities was approximately $15,797,000 for the nine-month period ended September 30, 2021, as compared to net cash provided by financing activities of approximately $1,699,000 for the nine-month period ended September 30, 2020.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, describes the significant accounting policies and methods used in the preparation of our financial statements.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2021, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2021. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On October 1, 2020, the Superior Court of Fulton County, State of Georgia granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. As of date the trial court has not yet set a date to hear this motion.  In the trial court proceedings, the case remains stayed pending the outcome of the appeal. After the appeal is decided, the trial court will consider Company’s motion seeking payment from JP Carey of the Company’s attorneys’ fees and costs.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold the Company harmless from this and other debts. The Company hired an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The motion for summary judgment filed by the Company with the New Jersey Superior Court initially set for October 16, 2020 was heard on October 30, 2020 after being rescheduled by the court. Oral arguments were held over the phone via conference call. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment. Presently, there is a current trial date set for July 6, 2021.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company will vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019.

On May 25, 2021, the Company received a notice of demand from Vitco LLC and Vitaliy Yurchenko, who allegedly had a licensing agreement entered into with NextGn LLC, a former subsidiary of the Company. The alleged terms of the agreement require payment of $180,000 per annum for use of software and Vitco LLC’s consulting. The alleged amount due to Vitco LLC and Vitaliy Yurchenko is $1,095,000. Vitco LLC and Vitaliy Yurchenko will also seek all attorneys’ fees and costs associated with the filing, maintenance, and enforcement of any formal action. The Company retained an attorney and has taken steps to defend itself vigorously in this case.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Appointment of Jeffery D. Johnson as Chief Executive Office

On August 25, 2021, Cuentas, Inc. (the “Company”) and Jeffery D. Johnson entered into an employment agreement (the “Employment Agreement”), pursuant to which Mr. Johnson agreed to serve as the Company’s new Chief Executive Officer. The Employment Agreement commenced and became effective as of August 25, 2021, and shall continue for an initial term of three (3) years, ending on August 24, 2024. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Employment Agreement; however, the Employment Agreement will not renew automatically if either the Company or Mr. Johnson provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Employment Agreement, Mr. Johnson will receive an annual base salary of three hundred thousand dollars ($300,000) per year, and will be eligible for an annual incentive payment of up to one hundred percent (100%) of his base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with Mr. Johnson. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with Mr. Johnson’s entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Pursuant to the terms of the Employment Agreement, Mr. Johnson has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In consideration of Mr. Johnson’s agreement to enter into the Employment Agreement and remain with the Company, Mr. Johnson will receive a one-time signing bonus in the amount of two hundred thousand dollars ($200,000), which is to be paid in two (2) installments: the first installment of one hundred thousand dollars ($100,000) to be paid on the Company’s next regular payday following the hire date of August 25, 2021, and the second installment of one hundred thousand dollars ($100,000) to be paid on Company’s next regular payday following the first (1st) anniversary of the hire date of August 25, 2021, provided that Mr. Johnson is employed by the Company on such relevant payment date. Pursuant to the terms of the Employment Agreement, subject to the shareholder approval of the Company’s 2021 Share Incentive Plan, the Company shall issue to Mr. Johnson an option to purchase up to an aggregate of five hundred thousand (500,000) shares of Common Stock; furthermore, if the Company’s shareholders do not approve the Company’s 2021 Share Incentive Plan, Mr. Johnson will have the right to immediately terminate the Employment Agreement. These options shall vest on the following schedule: (1) options to purchase one hundred twenty-five thousand (125,000) shares of Common Stock shall vest on the date of the grant; and, (2) one hundred eighty seven thousand and five hundred (87,500) shares of Common Stock shall vest on each of the first and second year anniversary of the date of grant, provided that Mr. Johnson remains continuously employed with the Company through such vesting date. In case of a change in control event, as defined under the terms of the Employment Agreement, any outstanding unvested portion of the options shall become fully vested and exercisable, as long as Mr. Johnson remained continuously employed with the Company through such date. Additionally, Mr. Johnson shall be entitled to a bonus payment in connection with a change in control of the Company, which bonus shall be based upon a percentage of the cash consideration received by shareholders of the Company in the change in control transaction, as determined in the sole discretion of the Board of Directors of the Company. Under the Employment Agreement, Mr. Johnson is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and non-disparagement, among others. The Employment Agreement is governed by the laws of the State of Florida. The Employment Agreement may be terminated by the Company for cause or without cause, and by Mr. Johnson for good reason or without good reason, as such terms are defined under the Employment Agreement.

Founder/Executive Chairman Compensation Agreement with Arik Maimon, and Founder/Executive Vice-Chairman Compensation Agreement with Michael De Prado

On August 26, 2021, the Company and Arik Maimon entered into a Founder/Executive Chairman Compensation Agreement (the “Chairman Compensation Agreement”). Additionally, on August 26, 2021, the Company and Michael De Prado entered into a Founder/Executive Vice-Chairman Compensation Agreement (the “Vice-Chairman Compensation Agreement” and collectively with the Chairman Compensation Agreement, the “Chairman Compensation Agreements”). The term of each of these Chairman Compensation Agreements became effective as of August 26, 2021 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado (each such individual, an “Executive” and together, the “Executives”). Under the terms of the Chairman Compensation Agreements, the Executives agreed to be employed by the Company for an initial continuous twelve-month term beginning on the effective date of August 26, 2021, and ending on August 25, 2022. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Chairman Compensation Agreements; however, the Chairman Compensation Agreements, respectively, will not renew automatically if either the Company or the respective Executive provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Chairman Compensation Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295,000) per year, and pursuant to the terms of the Vice-Chairman Compensation Agreement, Mr. De Prado will receive an annual base salary of two hundred seventy-five thousand dollars ($275,000) per year, and each will be eligible for an annual incentive payment of up to one hundred percent (100%) of their respective base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with each Executive, respectively. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with the Executives’ entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Any such annual incentive shall be paid by the end of the second quarter following the calendar year to which each respective Executive’s performance relates. Pursuant to the terms of the Chairman Compensation Agreements, each Executive has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In the event of a change in control of the Company, as defined under the terms of the Chairman Compensation Agreements, that takes place (i) during the term of the Chairman Compensation Agreement or (ii) prior to the date which is twenty-four (24) months from the effective date of the Chairman Compensation Agreements, if the Executive’s employment otherwise terminates prior to such date (other than if the Executive’s employment was terminated for cause or the Executive resigned his employment without good reason, as such terms are defined under the Chairman Compensation Agreements), each respective Executive shall be entitled to a bonus payment equal to two and one-half percent (2.5%) of the cash consideration received by the shareholders of the Company in the change in control transaction. Under the Chairman Compensation Agreements, each Executive is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and non-disparagement, among others. The Chairman Compensation Agreements are each governed by the laws of the State of Florida. The Chairman Compensation Agreements may be terminated by the Company for cause or without cause, and by each respective Executive for good reason or without good reason, as such terms are defined under the Chairman Compensation Agreements.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

10.1	Employment Agreement, dated as of August 25, 2021, by and between Cuentas, Inc. and Jeffery D. Johnson	Form 8-K filed at August 31, 2021
10.2	Founder/Executive Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Shalom Arik Maimon	Form 8-K filed at August 31, 2021
10.3	Founder/Executive Vice-Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Michael De Prado	Form 8-K filed at August 31, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: November 15, 2021	By:	/s/ Jeffery Johnson
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer