Form 10-K
period 2021-12-31
Cuentas Inc.
filed 2022-04-01
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of the common stock on June 30, 2021, was $36,258,669.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2022 was 14,965,690 shares.

i

SPECIAL NOTE

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, the terms “the Company,” “Cuentas,” “we,” “us,” and “our” refer to Cuentas, Inc., a Florida corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements as the term is defined in the Private Securities Litigation Reform Act of 1995 or by the U.S. Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, all statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy, and plans and objectives of management for future operations. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. In addition, our past results of operations do not necessarily indicate our future results.

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

Except as otherwise required by applicable laws and regulations, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in this report, whether as a result of new information, future events, or changed circumstances after the date of this report. You should not rely upon forward-looking statements as predictions of future events or performance. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. No forward-looking statement is a guarantee of future performance. You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the Securities and Exchange Commission (the SEC) thereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.

The Company maintains a website at www.cuentas.com. The Company makes available, free of charge, through the Investor Information section of the website, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Section 16 filings and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Any of the foregoing information is available in print to any stockholder who requests it by contacting our Investor Relations Department. Alternatively, you may also access our reports at the SEC’s website at www.sec.gov.

ii

PART I

ITEM 1. BUSINESS

The Company

The Company was incorporated under the laws of Florida on September 21, 2005, and currently focuses on the business of using proprietary fintech technology to provide e-banking and e-commerce services for delivering mobile banking, prepaid debit and digital content services to the unbanked, underbanked and underserved Latino, Hispanic and immigrant communities. The Company’s proprietary software platform enables Cuentas to offer comprehensive financial services and robust functionality that is absent from other Mobile Apps through the use of our Prepaid Debit Mastercard®/General-Purpose Reloadable cards (“GPR”).

Our Business

The Company’s Mobile App & GPR card are integrated into a proprietary fintech ecosystem that protects customers by depositing their funds in an FDIC insured bank account at Sutton Bank, the issuing bank.

The comprehensive financial services currently available include:

●	Direct ACH Deposits to receive funds

●	ATM access – U.S. and most foreign countries

●	Retail and Online purchases

●	Peer to Peer Payments at no cost between Cuentas Account holders

●	Cash Reloads at major retailers (Walmart, CVS, Walgreens, Dollar General, etc.)

●	Discounted Gift Cards for major brands (Amazon Cash, Xbox, Playstation, Burger King, etc.)

●	Transit Authority Fares – Los Angeles TAP, Connecticut GoCT, coming soon NY-OMNY

●	Prepaid Long Distance Telecom Minutes – call land lines or mobile phones worldwide

●	U.S. Mobile Phone Recharges (TopUps)

●	Int’l. Mobile Phone Recharges (TopUps)

WU and Cuentas Bridge Digital and Retail Money Transfer Worlds for Latino Community

On or about March 8, 2022, the Company has integrated Western Union's (“WU”) domestic and international money transfer capabilities into the Cuentas mobile banking app. The integration enables the Company’s customers to send money to 200 countries and territories via the Cuentas mobile app. Leveraging Western Union's leading global cross-border, cross-currency platform, The Company’s customers can conveniently move money to friends and family almost anywhere across the world using the Cuentas mobile app. Once sent, receivers can pick up their remittance in cash at any Western Union retail location.

A major factor that provides technical strength and reliability to Cuentas’ project is the fintech ecosystem that it has developed. The foundation of Cuentas’ ecosystem is the fintech-exclusive, royalty-free, perpetual platform license and source code from CIMA Telecom, Inc. (“CIMA”) that Cuentas acquired for an aggregate value of $9 Million of capital stock of the Company. We believe that this platform has been proven to be a robust, reliable transactional, marketing, financial and predictive, Tier-1 transactional platform Cuentas’ ecosystem integrates the proprietary CIMA platform via dedicated APIs with Sutton Bank (the issuing bank), IDology (AML & KYC) and InComm (Processor, Load Network & 3rd Party Digital Products).

Cuentas’ Mobile App includes a Mobile Wallet (“Wallet”), Digital Store (“Store”) and is linked with a Prepaid Mastercard® which can be used for ATM withdrawals, online purchases and in-person purchases.

Account holders may deposit funds to their account via (a) no-cost Direct Deposit, (b) no-cost fund transfers from other Cuentas account holders, or (c) for a small charge, using InComm’s VanillaLoad network in over 200,000 locations at major retailers like Walmart, CVS, Walgreens, Dollar General, and more.

Once account holders have available funds, they can use their Cuentas Prepaid Mastercard® wherever prepaid Mastercards are accepted worldwide and at most ATMs in the U.S., and many international ATMs.

Account holders may use the funds in their wallet to purchase discounted gift cards in the Cuentas Digital Store. Product categories in the Digital Store include Digital Gift Cards, Transit Cards, Mobile Phone Recharges (the “TopUps”) and Western Union International Remittances. Digital gift cards include Amazon Cash, Sony Playstation, Xbox, Karma Koin, Burger King, Bass Pro Shops and more. Transit products include or will include OMNY in New York, TAP in Los Angeles, GoCT in Connecticut and The Rapid from Grand Rapids, Michigan. Additional transit products will be available as InComm rolls them out. Cuentas account holders may purchase Mobile Phone Recharges (TopUps) which allow them to recharge their own or someone else’s Verizon, AT&T or other mobile phones in the U.S. or in many foreign countries – in real time. Account holders may make real phone calls using the Cuentas ILD Rewards balance (Loyalty Program) or funds in their wallet - actual phone calls that are made directly from their phone to any mobile phone or land line worldwide.

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

The 2020 U.S. Census showed the Hispanic Latino population at over 62 million and at 18.7% of the total U.S. population. The FDIC defines the “unbanked” “as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Company believes that the Hispanic and Latino demographic generally have had more identification, credit, and former bank account issues more so than any other U.S. minority group leading to more difficulty in obtaining a traditional bank account.

Cuentas Mobile App and Wallet

The Cuentas Mobile App and Wallet are positioned to service the Hispanic, Latino and immigrant demographics with comprehensive financial products. Additionally, we are able to accept various forms of U.S. and some foreign government issued identification to confirm qualification for opening an account with the Cuentas’ app. The Cuentas’ app is able to accept SSN or ITIN with U.S. identification, Matricula Consular or other qualified government issued forms of identification.

The Cuentas Prepaid Mastercard® - General-Purpose Reloadable (GPR) Card

The Cuentas Prepaid GPR Card allows each account holder to have a personalized Cuentas Mastercard® and an associated Cuentas Account with the Mobile App, Digital Wallet, Digital Store and Long Distance Telecom services included. It acts as a comprehensive banking solution which enables access to the U.S. financial system for those who are unbanked or underbanked, while also enabling greater functionality than a traditional bank account. The cardholders’ deposited funds are protected in an FDIC-insured bank account at Sutton Bank.

The Cuentas Business Model

The Cuentas business model provides or, we expect will provide, for multiple revenue sources, many of which are synergistic market segments and provide unified financial and social functionality to forgotten segments of society.

The Cuentas Mobile Wallet has several potential revenue streams. We expect that the Company will receive monthly maintenance fees, reload fees, ATM fees and commissions for products sold as well as interchange and network fees from Mastercard & Pulse. Cuentas’ strategy is to provide excellent value to consumers while charging reasonable fees and commissions to produce profitability. We believe that monthly fees of $4.50 which we will charge per user will generate reasonable revenue. Cuentas provides account recharge capabilities to account holders via the nationwide VanillaLoad network owned by InComm as it is available in many big box retailer chains such as Walmart, Walgreens, CVS, Dollar Store and others.

We expect that The Cuentas Digital Store will produce revenue each time that consumers purchase third party gift cards, digital access, mass transit tickets and mobile phone top-ups (U.S. and international). Additionally, International remittances provided by the industry-leader Western Union “by Cuentas” are available and International Bill Pay should be available in 2022. Both services should be major revenue driving factors for Cuentas as they provide reliable, low-cost solutions to our target audience.

Cuentas expects to offer rewards for free long distance calling to its account holders (“Cuentas Rewards”) who are given credits upon activation to be able to make real international calls to land lines or mobile phone worldwide, not like internet calling which can be unreliable and poor quality. If successful, we can expand the Rewards program in the future. Our target demographic uses both internet and prepaid calling services to communicate with family members around the U.S. and in their country. This added benefit is designed, at a very low cost, to provide extra benefits to our accountholders, which should help to maintain and solidify valuable relationships with them.

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

Cuentas is strategically positioned in the prepaid marketplace with a focus on the Hispanic, Latino and immigrant demographics.

Cuentas has identified Activation Fees as an important issue to our target demographic, so we offer “no-cost” registration and activation with a personalized Prepaid Mastercard® sent directly to the consumer, and we charge a monthly fee of $4.50 15 Days after activation and every 30 days thereafter. As previously mentioned, we also model our offering with empathy and consideration for our target demographic, keeping fees and costs reasonably low so they will be able to justify and appreciate the benefits provided by the Cuentas Mobile App, Wallet & Prepaid Mastercard®.

The Cuentas Technology platform

The Cuentas technology platform is comprised of CIMA Group’s Knetik and Auris software platforms (the “CIMA Licensed Technology”). The platform is built on a powerful integrated component framework delivering a variety of capabilities accessible by a set of industry standard REST-based API endpoints. In addition to handling electronic transactions such as deposits and purchasing, the platform has the capability of organizing virtual currencies into wallets, essentially future proofing it in today’s evolving financial environment. It enables the organizing of the user’s monetary deposits into a tree-based set of wallets, through strictly enforced user permissions, to delineate proper controls in a tiered monetary asset organizational structure, thus providing a sound basis for family and/or corporate control and distribution of funds across individuals.

The platform also contains a sound and proven gamification engine, capable of driving user behaviors in a manner that entices and rewards using incentivization based on proven behavioral science patterns. At the heart of this gamification engine lies a proven and robust rules engine that can easily integrate and modify process flows and orchestrations between disparate platforms, allowing for a quick and easy integration of complex, orchestrated integrations between internal process automation and invocations of external systems. The platform provides Android and iOS software for users to execute a wide variety of transactions including, but not limited to, account balances, account transfers and in-app purchases. User messaging are also integrated and are achieved via SMS, email, in-app messaging, and voice.

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

Strategic Partners

Sutton Bank (“Sutton”)

Cuentas has a 5 year Prepaid Card Program Management Agreement with Sutton Bank as the issuer of the Cuentas Prepaid Mastercard® - Debit/GPR card which is effective through October 2026 with automatic 1 year renewals.. Sutton insures account holders’ funds through the FDIC and provides direct deposit capabilities, early pay functionality and account balance functionality for the Cuentas Mobile App and Mobile Wallet. Sutton coordinates Know Your Client (“KYC”), Office of Foreign Asset Control (“OFAC”), Politically Exposed Persons (“PEP”) and Anti-Money Laundering (“AML”) compliance with Cuentas and IDology. Each applicant must have either a Social Security number or an ITIN. During the registration process, IDology compares each applicant’s personal information with known KYC, OFAC and PEP databases, and if required, can request certain forms of identification to confirm thier identity. These forms of identification may include but are not limited to: Passport, Driver’s License, Matricula Consular and U.S. residency documentation. Only applicants that reach a certain score that is coordinated between Sutton and IDology, are approved to receive a Cuentas Prepaid Mastercard® associated with their Cuentas Mobile App & Wallet account.

Interactive Communications International, Inc. (“InComm”)

Cuentas has multiple agreements with InComm including: (a) Processing services, (b) Resale of 3rd party Digital gift cards, (c) Resale of InComm Digital Solutions, and (d) Reload Commission Agreement. The agreements are effective through July 2024 and then renew automatically for 1 year periods. InComm is an instrumental partner of Cuentas as it provides the operational core of Cuentas’ transaction processing platform, the cash reload component and access to many third party products and services.

On July 23, 2019, the Company entered into a 5 year Prepaid Services Agreement with InComm (the “InComm PSA”) to power and expand the Company’s Mobile App, Mobile Wallet and GPR card. InComm is a supplier of 3rd party gift and digital content cards and Cuentas currently resells a variety of these products through its Mobile App’s Digital Store and Cuentas-SDI distribution network, with possible expansion in the future.

Under the InComm PSA, InComm is the prepaid card processor and through its VanillaLoad network, allows the Company’s cardholders for a small fee, to reload their Cuentas Mobile Wallet through a nationwide network of retailers including Walmart, 7-Eleven, Walgreens, CVS Pharmacy, Rite Aid, Dollar General and many more. In addition, the Company plans to extend the cash reload component of the Wallet through a select number of “bodegas” in the Cuentas-SDI network to increase its market penetration and profitability.

Under the InComm PSA, InComm provides processing services, telephone support, data storage services, account servicing, reporting, output and hot carding services to the Company. Processing services consist mainly of authorization and transaction processing services. InComm also processes authorizations for transactions made with or on prepaid products, along with any payments or adjustments made to prepaid products. InComm also processes the Company’s data and post entries in accordance with the specifications. Data storage services consist mainly of storage of the Company’s data in a format that is accessible online by the Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. InComm also provides Web/API services for prepaid Cuentas GPR applications and transactions.

The Cuentas Ecosystem

Cuentas’ goal is to offer the consumer a one-stop shop, easy to use, Mobile App & Mobile wallet with Mastercard® rails that can provide new, important financial services and solve many of their daily needs and desires while saving the users time and money.

Approved Cuentas accountholders will have a Prepaid Mastercard® acceptable wherever Mastercard® debit cards are accepted and can have their paychecks or certain government benefits checks directly deposited to their account associated with the card, with funds available for use on the card up to 2 days earlier than standard direct deposits. Furthermore, the Cuentas card has ATM access through the nationwide Pulse Network which provides access to over 500,000 ATMs in the U.S. and many more worldwide. (source: pulsenetwork.com)

The Cuentas Digital Store in the Mobile App will allow accountholders to purchase certain mainstream gift cards for use in a variety of stores, online portals and transit agencies – many at discounted prices. Accountholders can also “Top Up” or prepay their mobile phone accounts and also do the same for friends & family living in the US or overseas.

Cuentas Mobile

Cuentas Mobile is our Mobile Virtual Network Operator (“MVNO”) trade name, which provided Cuentas Mobile branded mobile phones along with attractively priced prepaid voice, text, and data mobile phone services to a limited customer base. Cuentas, through M&M is negotiating to sell mobile services as an MVNO throug an operator on the largest 5G nationwide network from one of the top 3 mobile carriers. Cuentas Mobile will continue to operate a virtual telecommunications network providing mobile voice, text, and data services with essentially the same quality as other MVNOs such as Cricket, Boost, Simple, Ultra, Mint, and Lyca Mobile which have been successful at creating brands, without owning the towers, hardware or network. Cuentas is currently reactivating distribution through grass roots retailers that normally interact with Cuentas’ target audience, specifically offering low-cost mobile phone service with the ability to make international calls to specific Spanish speaking countries in Central and South America.

We believe that our potential customers will migrate away from legacy telephone and banking systems to enhanced mobility solutions. The Company’s technological advantage and the synergies created by its combination of a reloadable debit card and a holder of mobile virtual network operator rights will make its products increasingly useful to unbanked, under-banked, under-served and other emerging niche markets.

Meimoun & Mammon LLC

Meimoun & Mammon LLC (“M&M”) is a retail provider of domestic and international long-distance voice, text, and data telephony services to consumers in the United States and throughout the world. M&M holds International and Domestic Section 214 authority issued by the FCC. M&M operates the retail Tel3 business as a separate division. Tel3 has been a prepaid long distance provider for many years and provides direct and indirect access to Latino and immigrant communities across the US as it provides them with quality international communications services. The majority of revenue generated by the company so far has come from this division.

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

Our subsidiary M&M is subject to regulation by the FCC and other government agencies and task forces. M&M holds International and Domestic Section 214 licenses issued by the FCC, which may be suspended or revoked by the FCC if M&M does not strictly comply with all applicable regulations and the terms and conditions under which the International and Domestic Section 214 licenses were issued. M&M is also subject to certain foreign jurisdiction communications laws and regulations as it provides limited access to its prepaid calling platform internationally . We believe that we, including our subsidiaries, are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change. Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the “CFPB”), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business. Sutton bank performs routine AML, KYC, OFAC in consultation with Cuentas and IDology and other compliance review and searches throughout Cuentas’ registration and operational processes. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition. Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed.

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

Marketing

The Cuentas Mobile App, Mobile Wallet and Prepaid Mastercard® will be predominantly marketed via digital and traditional media channels. Cuentas expects to use a combination of internal resources as well as third parties for our marketing efforts.

The digital marketing placements will include social media, SEO (Search Engine Optimization), internet, geo fencing, online streaming providers, influencers, and other digital providers. Traditional marketing efforts include media such as radio, TV, print, billboards, bus wraps, bus benches, TV, radio, etc.

Media spends is distributed amongst these marketing vehicles and adjusted as acquisition data is received. Our initial program is to test creative, geo targeting and formats. Once feedback is analyzed, spending will be optimized to enhance efficiency and cost of acquisition. Vertical market integration and partnerships will also be developed to augment growth and stability.

Marketing strategies for customer acquisition will focus on key markets, targeted audiences, lifestyle fit, brand awareness, key metrics and go-to-market plans. The proposed acquisition of the SDI companies, if acquired,will expand the current target demographic of unbanked, underbanked and underserved Hispanic and Latino groups to also include the Asian, African, Middle East and European immigrant populations in the U.S .

Marketing to Hispanic & Latino groups will initially focus on those populations that have settled in Southern California, Texas, New York, Florida, Arizona and New Mexico.

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, the Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, the Company and WaveMax formed CuentasMax LLC on Dec 8, 2021, a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in up to 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, could permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to the Company, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agreed to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement . In addition, each of the Company and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by the Company, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of the Company and WaveMAX, with the initial officers to be determined. It is hoped that up to 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with the Company’s distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the net revenue of CUENTASMAX will be paid by CUENTASMAX on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMAX grants CUENTASMAX exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in the Company’s BODEGAS network throughout the United States. The parties have agreed to expand CUENTASMAX to other areas of the U.S. once the current deployment is in progress or has been completed. As of December 31.2021, the Company has funded CUENTASMAX an amount of $40,000 and, in agreement with the other parties, funded CunetasMax $40,000 in February of 2022 The parties have agreed to make the third installment by April 15, 2022 The joint venture has begun the initial sales and marketing for the JV and expects to produce revenue initially in Q2 of 2022.

Entry into a Joint-Venture Agreement with Benelisha Group, Inc. (“Benelisha”)

On August 4, 2021, the Company and Benelisha entered into a Definitive Marketing and Promotion Agreement (the “Benelisha Agreement”). Pursuant to the Benelisha Agreement, the Company and Benelisha will market and promote Cuentas GPR cards and the mobile phone application (“DC/MA”) products to Benelisha customers. During the term of the Benelisha Agreement, Benelisha’s goal is to register Benelisha customers to become active users of the Cuentas DC/MA products. The Company hopes to complete technical and program integration to be able to launch in Q2 of 2022.

If Benelisha reaches these milestone goals, it will be rewarded with Most Favored Nation (MFN) status along with compensation consisting of 32% of Net Revenue from new cardholders that Benelisha registers and maintains on the Cuentas GPR Platform. After year 3, Benelisha may continue to maintain MFN status by registering 50,000 new cardholders each year. If Benelisha does not maintain MFN status, it will still receive compensation of 32% of net revenue for the active cardholders it maintains.

Proposed Acquisition

On January 5, 2022, we signed a Binding Letter of Intent (the “Original LOI”) with Mango Tel LLC (“Mango Tel”), SDI Black, and Sohel Kapadia and Saheda Kapadia (collectively the “Owners”), for the potential acquisition of 100% of the assets of Mango Tel LLC and SDI Black 011 for a purchase price of $3.2 million. On February [9], 2022, we signed an amended Binding Letter of Intent amending the Original LOI (collectively, the “LOI”) to reflect that we would only purchase SDI Black (and not purchase Mango Tel which determination was made following our initial due diligence review of Mango Tel) for a purchase price of $2.95 million. The LOI provides that we will deposit $2 million into an escrow account while a definitive purchase and sale agreement is drafted and negotiated. To date, we have not made this deposit into escrow and we do not currently expect to make this deposit (if at all) until the company obtains additional financing. Pursuant to the agreement, we will acquire substantially all of the assets of SDI Black, which also include Black Wireless MVNO, Black 011 Long distance platform and operations and the SDI Black distribution platform and network of over 31,000 bodegas and convenience stores (the “Purchased Assets”). We expect to form a company (“Newco”) into which all of the Purchased Assets shall be transferred following the. As part of the LOI, SDI Black and the Owners have agreed to apply the purchase price paid by us to amounts due to repay U.S. Small Business Administration (“SBA”) loans taken by SDI Black and the sellers shall pay an additional $1,000,000 towards repayment of additional SBA loans. We have also agreed to offer employment agreements to certain Fisk/SDI key employees.

SDI Black and the Owners have agreed to indemnify and hold us harmless from and against any liability for any amount owing to SDI Black’s creditors with respect to the Purchased Assets or the business operation of SDI Black being transferred to us pursuant to the LOI, which liability arose prior to the transfer of the Purchased Assets and business operations from SDI Black to us. We have agreed to indemnify and hold SDI Black harmless from and against any liability for any amount owing with respect to the Purchased Assets and business operations of SDI Black transferred by SDI Black to us pursuant to the LOI, which liability arises subsequent to the transfer of the Purchased Assets and business operations from SDI Black to use under the LOI.

We are currently continuing our due diligence review of SDI and have not yet began negotiating the terms of a definitive purchase and sale agreement. Accordingly, we cannot provide any assurance that we will effect a transaction with SDI Black on the terms described above or at all or, if we are able to consummate such a transaction, that the terms of any such transaction will be favorable to our stockholders. See “Risk Factors” for further discussion surrounding the LOI and the transactions contemplated thereby.

Corporate Information

We were incorporated in Florida on September 21, 2005. Our principal executive offices are located at 235 Lincoln Rd., Suite 210, Miami Beach, Florida 33139, and our telephone number is (800) 611-3622. Our corporate website address is www.cuentas.com. The information contained on or accessible through our website is not a part of this prospectus, and the inclusion of our website address in this prospectus is an inactive textual reference only.

Reverse Split and Offering

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

On March 4, 2021 and pursuant to the Underwriting Agreement, Maxim exercised its 45-day option to purchase 418,604 additional Warrants, to cover over-allotments in connection with the Offering.

The Company 2021 Share Incentive Plan

On June 17, 2021 the Board of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). which was approved by the shareholders during the Annual Shareholders Meeting held on December 15, 2021. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 1,800,000 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee.

Employees

As of March 31, 2022, our management team consisted of the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. We have an additional five full-time employees: our Compliance Officer, IT Director, VP of Product Development, Executive Assistant and VP Retail Operations for the United States market. For more information relating to the employment agreements, please see the section below entitled “Item 11. Executive Compensation.”

ITEM 1A.	RISK FACTORS

Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should carefully consider the risk factors we describe below, in any prospectus supplement and in any related free writing prospectus for a specific offering of securities, as well as those incorporated by reference into this prospectus or such prospectus supplement.  You should also carefully consider other information contained and incorporated by reference in this prospectus and any applicable prospectus supplement, including our financial statements and the related notes thereto incorporated by reference in this prospectus. The risks and uncertainties described herein and in the applicable prospectus supplement and our other filings with the SEC incorporated by reference herein are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us. If any of the described risks occur, our business, financial condition or results of operations could be materially harmed. In such case, the value of our securities could decline and you may lose all or part of your investment.

While we have entered into a binding letter of intent with SDI Black, we have not entered into negotiations for a purchase and sale agreement therewith and we cannot assure you that the transactions contemplated by our letter of intent will be consummated or, that if such transactions are consummated, they will be accretive to stockholder value.

We entered into the LOI with SDI Black pursuant to which we agreed to explore an acquisition of the Purchased Assets from SDI Black. However, the LOI did not include many of the material terms to any potential transaction with SDI Black and there is no guarantee that we will agree to terms or definitive documentation with SDI Black in order to effect the proposed transaction. Further, even if we are able to agree to terms with SDI Black for a transaction, there is no guarantee that the terms will be favorable to our stockholders, that the transaction will be completed in the time frame or in the manner currently anticipated, or that we will recognize the anticipated benefits of the transaction.

We may engage in future acquisitions or strategic transactions, including the transaction with SDI Black, which may require us to seek additional financing or financial commitments, increase our expenses and/or present significant distractions to our management.

As described herein, we have recently entered into a LOI to acquire the Purchased Assets from SDI Black which enables us to conduct due diligence and negotiate the terms of a definitive purchase and sale agreement. In the event we engage in an acquisition or strategic transaction, we may need to acquire additional financing (particularly, if the acquired entity is not cash flow positive or does not have significant cash on hand). Obtaining financing through the issuance or sale of additional equity and/or debt securities, if possible, may not be at favorable terms and may result in additional dilution to our current stockholders. Additionally, any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, an acquisition or strategic transaction may entail numerous operational and financial risks, including the risks outlined above and additionally:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention in order to develop acquired products or technologies;

●	higher than expected acquisition and integration costs;

●	write-downs of assets or goodwill or impairment charges;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

●	inability to retain key employees of any acquired businesses.

Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, and any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (“COVID-19”) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as our business and operations. COVID- 19 effectively reduced our capability to acquire accounts holders as a significant portion of our target demographic lost their ability to earn wages and subsequently could not load funds to our product. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our business and results of operations may be materially adversely affected.

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

Cuentas Mobile will be the new marketing identity for the new MVNO agreement starting in 2022-Q2 and will face prepaid competitors including, without limitation, AT&T, Sprint, Viber, WhatsApp, Skype, MetroPCS, TracFone, Telcel, StraightTalk, Simple Mobile, Virgin Mobile, Boost, Net 10, IDT, Boost, and others.

M&M faces competition from many strong and well-financed competitors and other competitors, engaged in the retail termination of domestic and international long distance as well a mobile voice, text, and data services, including, without limitation, IDT, NobelCom, Access Wireless, Boost Mobile, H2O mobile, Mint Mobile and others.

Cuentas Mobile will be dependent on the performance of third-party network operators.

MVNO operators, including Cuentas Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Cuentas Mobile will sell mobile services starting in 2022-Q2 as an MVNO that operates on the largest 5G nationwide network from one of the top 3 mobile carriers and is dependent on the performance of its underlying provider and its network.

To compete effectively, Cuentas needs to improve its offerings continuously.

Cuentas plans to begin operations shortly and expects to be substantially smaller than its competitors. As a result, to compete effectively, Cuentas needs to improve its offerings rapidly and continuously.

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

Our directors, executive officers, principal shareholders and their affiliates beneficially own or control, directly or indirectly, in the aggregate, approximately 52.86% of our outstanding Common Stock. As a result, these shareholders, acting together, could have significant influence over the outcome of matters submitted to our shareholders for approval, including the election or removal of directors; any amendments to our articles of incorporation or bylaws; any merger, consolidation or sale of all or substantially all of our assets; and over the management and affairs of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for our shares and might affect the market price of our Common Stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 2.	PROPERTIES

We currently lease office space at 235 Lincoln Rd., Miami Beach, FL 33139 as our principal offices. We believe these facilities are in good condition and are sufficient for our current use but may need to expand our leased space as our business efforts increase.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On October 1, 2020, the Superior Court of Fulton County, State of Georgia granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. JP Carey's petition to the Georgia Supreme Court for a writ of certiorari remains pending and is fully briefed as of January 14, 2022. The Georgia Supreme Court is not required to accept the case and whether it accepts or not is entirely within its discretion. If the Georgia Supreme Court grants certiorari, additional briefing will be due in 2022 and a briefing schedule will be set. n the trial court proceedings, the case remains stayed pending the final outcome after all appeals are exhausted. After the appeal decision is final and no longer subject to further appeal, the trial court will consider Cuentas' motion seeking payment from JP Carey of Cuentas' attorneys' fees and costs and JP Carey's claim for default interest, attorney fees, and costs.

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

On November 7, 2018, the Company and its now former subsidiary, Limecom, were served with a complaint by IDT Domestic Telecom, Inc. for telecommunications services provided to Limecom during 2018 in the amount of $50,000. The Company has no accrual expenses as of December 31, 2019, related to the complaint given the early nature of the process. Limecom was a subsidiary of the Company during this period but since the Limecom Acquisition was rescinded on January 30, 2019, and Limecom agreed to indemnify and hold the Company harmless from this and other debts. The Company hired an attorney and is defending itself vigorously in this case. A court ordered mandatory arbitration session took place and the arbitration findings were issued on June 19, 2020, and a request for trial de novo was filed on July 16, 2020, in order to have the matter docketed on the calendar. The motion for summary judgment filed by the Company with the New Jersey Superior Court initially set for October 16, 2020 was heard on October 30, 2020 after being rescheduled by the court. Oral arguments were held over the phone via conference call. The court came to the determination that while not indicative of success at trial, the court denied Plaintiff’s motion for summary judgment.. The Company settled this lawsuit in February 7, 2022 for a settlement payment of $20,000.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company continues to vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019. Cuentas has provided requested discovery and expects depositions to be scheduled shortly. As of December 31, 2021 the company accrued $300,000 due to this matter.

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

On or about July 15, 2021, the Company, its CEO and other third parties were served with a complaint by Larry Kolb (“Kolb”), Vitco LLC and Vitaliy Yurchenko as part as shareholder’s derivative action under the law of the State of Florida for Breach of Agreement, Breach of Contract, Wage theft, Fraud, Fraudulent Transfer, Breach of Covenant against the Company, its CEO and other third parties. The Complaint demands a transfer of 74,558 Common Shares of the Company or a payment of $265,000. Kolb also demands a payment of $59,652.05 for stolen wages and on order awarding him a reasonable attorney’s fees. The Company retained an attorney. On or about March 1, 2022 the company agreed to settle this matter together with the previous matter listed above involving Yurchenko and Vitco for a total settlement payment of $200,000 which will be effective once a settlement agreement is filed with the court.

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

Holders of Common Stock

As of March 31, 2022, our shares of common stock were held by 128 record holders and our warrants were held by 3 record holders. As of March 31, 2022, we had 14,965,690 shares of Common Stock issued and outstanding. Additionally, there were 135,200 options to purchase common stock issued of which 135,200 are exercisable as of March 31, 2022. Furthermore, as of March 31, 2022 there were (1) 1,757,801 shares of Common Stock issuable upon exercise of the Warrants at an exercise price of $4.30 per share; (2) 40,000 shares of Common Stock issuable upon exercise of the representative’s warrants at an exercise price of $8.75 per share; (3) 8,095 shares of Common Stock issuable upon exercise of warrants at an exercise price of $20.00 per share; (4) 23,334 shares of our Common Stock issuable upon the vesting of Common Stock awards granted to some of our employees and consultants. The Company is authorized to issue up to 360,000,000 shares of common stock and 50,000,000 shares of blank check preferred stock, par value $0.001.

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

We have never paid any cash dividends. We may not pay additional cash or stock dividends in the foreseeable future on the shares of common or preferred stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including any applicable laws.

Therefore, there can be no assurance that any addition dividends on the common or preferred stock will be declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,585,200	3.69	1,600,000
Equity compensation plans not approved by security holders	-	-	-
Total**	1,585,200	3.69	1,600,000

On June 17, 2021 the Board of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 3,150,000 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee. On December 15, 2021, the shareholders of the Company approved the 2021 Plan .

On November 3, 2021, the Company issued 1,550,000 stock options to executives’ officers and non-employee directors. The options vest on the terms set forth on the table below. Such options can be exercised until, November 2, 2031, and were approved by the Company’s shareholders on December 15, 2021.

Name	Number of Options	Exercise Price	Vesting Schedule
Jeffery D Johnson	500,000	$2.80	125,000 on 11/3/2021. 125,000 on each Employment Anniversary.
Shalom Arik Maimon	200,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Michael DePrado	150,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Ran Daniel	100,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Richard Berman	100,000	$2.80	50% on 11/3/2021
Yochanon Bruk	100,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Jeff Lewis	100,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
David Schottenstein	100,000	$2.80	50% on 11/3/2021
Adiv Baruch	100,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Carol Pepper	100,000	$2.80	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Anthony H. Meadows	150,000	$2.80	33.3% on 2/2/2021, 33.3% on 12 month anniversary of grant date and 33.3% on second anniversary of grant date.

On March 30, 2020, the Company issued 79,200 options to its former Chief Executive Officer and 79,200 options to the former President of the Company. The options carry an exercise price of $14.35 per share. All the options were vested immediately. The options are exercisable until March 31, 2022.

Recent Sales of Unregistered Securities

On September 14, 2021, the Company issued 70,000 shares of its Common Stock pursuant to a service Agreement between the Company and a service provider, dated May 16, 2019. The fair market value of the shares at the issuance date was $223,000.

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

ITEM 6.	[RESERVED]

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company’s subsidiary, Meimoun and Mammon, LLC (100% owned) (“M&M”), through. Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly.

OUTLOOK

Business Environment

We are a technology payment platform company that enables digital and mobile payments on behalf of under-bank and unbanked individuals. We believe in providing simple, affordable, secure and reliable financial services and digital payments to help our customers to achieve their financial goals. We strive to increase our relevance for consumers, and family to access and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions. We also facilitate person to person payments through Cuentas GPR Card.

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

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2021 to year ended December 31, 2020

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the year ended December 31, 2021, totaled $593,000 compared to $558,000 for the year ended December 31, 2020. Revenue by product for 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Telecommunications	$525	$439
General Purpose Reloadable Cards	68	119
Total revenue	$593	$558

The Company generated sales in the amount of $19,000 from its Fintech products and services during the fourth quarter of 2021 as opposed to $42,000 from its Fintech products and services during the fourth quarter of 2020. We expect to start generating significant income from our Fintech products and services

Costs of Revenue and Gross profit

Cost of revenues during the year ended December 31, 2021 totaled $469,000 compared to $ 697,000 for the year ended December 31, 2020.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $ 313,000 during the year ended December 31, 2021 and $459,000 during the year ended December 31, 2020. Cost of revenue also consists of costs related to the sale of the Company’s GPR Card in the amount of $156,000 during the year ended December 31, 2021 and $238,000 during the year ended December 31, 2020. Gross profit (loss) by product lines for 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Telecommunications	$212	$(20)
General Purpose Reloadable Cards	(88)	(119)
Total revenue	$124	$(139)

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $ 10,789,000 during the year ended December 31, 2021 compared to $7,640,000 during the year ended December 31, 2020 representing a net increase of $ 3,149,000

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $ 8,980,000 during the year ended December 31, 2021 compared to $5,840,000 during the year ended December 31, 2020, representing a net increase of $3,140,000. Included in in the Selling, general and administrative expenses, Stock-based compensation and shares issued for services expenses in the amount of $ 2,745,000 during the year ended December 31, 2021 and $1,444,000 during the year ended December 31, 2020. This increase was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company. Such options can be exercised until, November 2, 2031, and were approved by the Company’s shareholders on December 15, 2021. The increase in the other operating expenses is mainly due to an increase in the agreed Incomm payment in the amount of $429,000 to $590,000 in 2021, increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $200,000 to $700,000 in 2021, increase in our D&O insurance expenses in the amount of $513,000 to $513,000 in 2021, settlement expense in the amount of $625,000 (mainly due to the Secure IP legal matter and Kolb and Vitco lawsuit as mentioned aforesaid) in 2021 and increase in our compensation and director fees in the approximate amount of $340,000 to $1,519,000 in 2021.

Amortization of Intangible assets

Amortization of Intangible assets totaled $1,809,000 during the year ended December 31, 2021 and $1,800,000 during the year ended December 31, 2020, respectively. The increase in 2021 is due to the additional amortization of the domain cuentas.com which was purchased by the Company during the year ended December 31, 2021 in consideration of approximately $47,000. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months.

Other Income

The Company recognized other loss of $61,000 during the year ended December 31, 2021 compared to other income of $296,000 during the year ended December 31, 2020. The net change from the prior period is mainly due to the change in our stock-based liabilities and interest expenses that we incurred. Gain from Change in Fair Value of stock-based liabilities for the year ended December 31, 2021, was $110,000 as compared to a gain of $303,000 for the year ended December 31, 2020. The gain is attributable to the decrease in the Fair Value of our stock-based liabilities mainly due to the decrease in the price of shares of our common stock.

Net Loss

We incurred a net loss of $10,729,000 for the year ended December 31, 2021, as compared to a net loss of $8,101,000 for the year ended December 31, 2020, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2021, the Company had total current assets of $6,780,000, including $6,607,000 of cash, accounts receivables of $11,000, and other current assets of $162,000 and total current liabilities of $ 2,719,000 creating a working capital of $4,061,000.

As of December 31, 2020, the Company had $227,000 of cash, total current assets of $296,000 and total current liabilities of $6,480,000 creating a working capital deficit of $6,184,000. Current assets as of December 31, 2020 consisted of $227,000 of cash, marketable securities in the amount of $3,000, related parties of $54,000 and other current assets of $12,000.

The increase in 2021 in our working capital was mainly attributable to the decrease in Accounts Payables in the amount of $ 1,544,000, decrease in our other Accounts Payables in the amount of $1,069,000 and increase in our Cash and Cash equivalents in the amount of $ 6,380,000.

During 2021, we sold 4,245,140 shares of common stock (including warrants that were exercised) under our equity offering. We generated approximately $18,270,000 in gross proceeds from the Offering and warrant exercises and paid fees to the underwriter of $1,459,000, underwriter expense of $100,000, legal fees of $500,000, advisory fees of $120,000 and installment of our director and officer insurance premium in the amount of $138,000. From the net proceeds of approximately $16,375,000 we repaid the loan and accrued interest to Labrys in approximate amount of $635,000 and a convertible note and accrued interest from a private investor in the approximate amount of $130,000. We also repaid our loan and accrued interest from Dinar Zuz in the approximate amount of $378,000. In total, we repaid an approximate amount of $1,143,000 in principal loans and accrued interest. Additionally, we paid a special bonus in the amount of $500,000 to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. We also paid a special bonus in the amount of $100,000 to Mr. Daniel due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. We paid $200,000 in sales and marketing fees to SDI for sale and marketing our GPR card in the New York and Connecticut. We also paid a settlement amount of $95,000. We have used and intend to continue to use the rest of the net proceeds generated from the Offering to execute our business plan and mainly for Sales and Marketing, Purchase of chip-based debit card stock for GPR and Starter cards, Research and Development and Working capital, accrued salaries and other operating expenses.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that cash resources will be available to the Company from generating anticipated net income from the sales of General Purpose Reloadable Cards, digital content and the sale of our Common Stock in future financings. Therefore, we believe that existing cash and financings will be sufficient to fund planned operations and investments through the next 12 months. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company

Off-balance Sheet Arrangements

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

On November 12, 2021, the Audit Committee of the Board of Directors (the “Board”) of the Company approved the appointment of Halperin Ilanit, CPA to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2021.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2021 and 2020, are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such Information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

Arik Maimon	46	Chairman of the Board of Directors

Jeffery D. Johnson	54	Chief Executive Officer

Ran Daniel	53	Chief Financial Officer

Anthony Hugh Meadows	61	Chief Operating Officer

Michael De Prado	52	Vice Chairman of the Board of Directors

Adiv Baruch	58	Director

Yochanon Bruk	43	Director

Jeff Lewis	62	Director

Edward Maldonado	53	Director

Carol Pepper	59	Director

Directors and Executive Officers

Arik Maimon, our Chairman, is a founder and Chairman of the Board of Directors of the Company and served as its CEO from its inception until August 2021, following which he continues to serve as Executive Chairman of the Board of Directors of the Company. In addition to co-founding the Company, Mr. Maimon founded the Company’s subsidiary M&M. Prior to founding the Company and its subsidiary, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long-distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder and as Executive Chairman.

Michael A. De Prado is a founder and Executive Vice Chairman of the Company and served as its President from its inception until February 2021. Prior to founding the Company, Mr. De Prado spent 20 years in executive positions at various levels of responsibility in the banking, technology, and telecommunications industries. As President of Sales at telecommunications company Radiant/Ntera, Mr. De Prado grew Radiant/Ntera’s sales to more than $200 million in annual revenues. At theglobe.com, Mr. De Prado served as President, reporting directing to Michael S. Egan. Mr. De Prado serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder, President, and COO.

Jeffery D. Johnson, has served as Chief Executive Officer since August 25, 2021. Jeff Johnson brings more than 20 years of experience in the payments industry with extensive experience in the product development and distribution of payment solutions. Jeff worked most recently as Senior Vice President and General Manager at Netspend (Feb 2017 to June 2020) where he was responsible for Commercial Prepaid products. Prior to Netspend, Jeff held positions with Card Compliant as Chief Sales and Marketing Officer and Chief Revenue Officer (July 2012-Jan 2017) and as Senior Vice President of Prepaid Solutions and Division Manager for Prepaid Services at First Data Corporation (2006-2012). Throughout his career, he has worked to innovate products, expand revenue and manage costs while maintaining strong industry relationships. He has also served on the board of the Network Branded Prepaid Card Association for the last five years. Jeff began his career in the payments industry with Stored Value Systems, a FleetCor company (NYSE:FLT) where he led sales for their payroll card and gift card product sets. He also served as Senior Vice President at Money Network, the payroll card company that was acquired by First Data (now Fiserv (NASDAQ: FISV). He also led the prepaid group of First Data, a $300M+ division of the company. He currently sits on the board of AI payments company DataSeers.

Ran Daniel has served as Chief Financial Officer since November 23, 2018. He has extensive experience working as a CFO in both rapidly growing companies and publicly traded companies. Mr. Daniel served as the CFO of the IDH Group, the head and the CFO of Elie Tahari family office from 2014 to 2016, the CFO of Blue Sphere Corporation from 2016 to 2018 and Nanox from 2021 ( NNOX, a public reporting company). He has over 25 years of financial and business management experience, accounting, auditing, business forecasting, M&A, due diligence, SEC regulations and internal control experiences. He was responsible for the financial and accounting functions in several companies and has extensive experience working as a CFO in both rapidly growing companies and publicly traded companies. He has worked with real estate, fashion, high-tech companies as well as remote institutional and high net worth individuals. Mr. Daniel is licensed as a Certified Public Accountant (CPA) in the United States and Israel, Chartered Financial Analyst (CFA) and is admitted to practice law in the State of New York. Mr. Daniel holds a Bachelor of Economics, a Bachelor of Accounting and an MBA in Finance from the Hebrew University, as well as a Graduate Degree in Law from the University of Bar-Ilan. Mr. Daniel serves on the Company’s Chief Financial Officer due to the perspective and experience he brings as our Chief Financial Officer.

Anthony Hugh Meadows has served as Chief Operating Officer since February 1, 2022. Hugh has over 30 years experience in the banking industry with an emphasis in the card space. From 2017 until 2021, Mr. Meadows ran Meadows Consulting LLC. Hugh served as the COO of Green Dot Bank from 2014 – 2017; Served as EVP of Payments for UMB Bank from 2011- 2014; Served as President of LifeNexus from 2010 – 2012; assisted with the startup of an Industrial Loan Coporation Bank called Optum Bank where he served as EVP and CRO from 2003 – 2010; He has also worked with a number of start-up and early-stage companies focused on integrating multiple industry solutions into unique products and services in the marketplace. His expertise spans card services, operations, and risk management, among other areas. He holds a Bachelor’s Degree in Economics from the University of Utah. Mr. Meadows is currently serving or has previously served on the following Boards: The Road Home (Salt Lake City homeless shelter), Junior Achievement of Utah, and the Network Branded Prepaid Card Association (NBPCA), now known as the Innovative Payments Association (IPA).

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

Jeff Lewis has served as a director of the Company since February 2021. Mr. Lewis is currently Senior Vice President at ECHO Health. Mr. Lewis previously served as Senior Vice President—Payments and Prepaid of Sutton Bank and was Sutton Bank from April 2017 to February 2021. Prior to joining Sutton Bank, Mr. Lewis was a Vice President, General Manger Financial Services at InComm from November 2012. Mr. Lewis has 25 years of payment industry experience with knowledge and experience in networks, card processing, payment processing and program management disciplines. Previously, Mr. Lewis also held key executive positions at Discovery Inc., FIS Global and Metavante Technologies Inc. where he developed a strong background in technology, regulatory and payment processing. Mr. Lewis serves as a member on the Company’s Board of Directors due to the perspective and experience he brings to Our Board.

Carol Pepper has served as a director of the Company since November 3, 2021. Carol is celebrating 20 years as the owner of the top Female-Owned Wealth Advisory Boutique, Pepper International. She is a Member of the Advisory Committee of the United Nations Capital Development Fund. Carol was named a Power Woman North America by Citywealth in 2019. Pepper International was named Boutique Firm of the Year by STEP in 2017. Carol was named one of the Top 50 CEOs in Wealth Management in 2017. She was also nominated for three Private Asset Management Awards in 2017. She was named one of the 50 Most Influential Women in Private Wealth in 2016 and 2015. She is a global thought leader in the Family Office industry and in Social Impact Investing.

Edward Maldonado has served as a director of the Company since November 3, 2021. Edward Maldonado has served as a director of the Company since November 3, 2021. Mr. Maldonado is a Florida and federal attorney recognized for his work in the communications services, TV and radio broadcast licensure, online business, and regulated technologies. The Law Offices of Edward A. Maldonado PA is a boutique communications, technology and business law practice based in Coral Gables, Florida and was established in 2001. He maintains both a litigation practice and transactional practice the firm. His federal litigation practice focuses on cases under Federal Communications Act and the Federal Trade Act, as well as those involving intellectual property, statutory actions, international law and appeals of federal regulatory decisions and monetary fines. Mr. Maldonado’s Florida litigation practice focuses on civil and administrative matters unique to communications, new technologies, e-commerce business, Internet of Things (IOT), mobile applications and marketing as well as internet-based media and advertising. He holds a Juris Doctorate from the Illinois Institute of Technology, Chicago-Kent College of Law with a further certificate in international & comparative law. He appeared in federal and state cases through the country based on his knowledge of his practice areas

In order to meet the independence requirement of a majority of the members of the Board meeting the Nasdaq requirements the number of directors on the Board of the company may be raised to 11 members.

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

At each meeting of the Company’s shareholders at which the election of directors is to be considered, each of CIMA, Dinar and Mr. De Prado have the right to designate one nominee for election at such meeting, and Mr. Maimon has the right to appoint two directors for a total of five Board members. Following the Company’s listing on Nasdaq, the Board had a total of nine Directors with five considered to be Independent but 2 of these Independent Directors resigned in December 2021 to dedicate time to personal issues and projects. The Company is looking to expand the Board up to 11 members with the same appointment rights as before, including six independent board members elected by the shareholders of the Company pursuant to the Amended and Restated Articles and Amended and Restated Bylaws, each as further amended from time to time.

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

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Messrs., Baruch and Lewis and Ms. Pepper are “independent” as defined by applicable rules and regulations. The Company is in the process to interviewing additional potential Independent Directors to fill board positions with goals of Gender, Age and Racial diversity as well as Cyber protection experience as indicated by the SEC to be important goals.

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

Audit Committee

Our Board of Directors has an Audit Committee, composed of Messrs., Lewis and Baruch, each of whom are independent directors as defined in accordance with section Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Mr. Baruch serves as chairman of the committee.

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

The Audit Committee has a charter, which is reviewed annually.

Compensation Committee

Our Board of Directors has a Compensation Committee composed of Messrs., Lewis and Baruch, each of whom is independent in accordance with rules of Nasdaq. Mr. Baruch is the chairman of the Compensation Committee. Our Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter, which will be reviewed annually.

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

Code of Business Conduct and Ethics and Insider Trading Policy

Our Board of Directors has adopted a Code of Ethical Conduct and an Insider Trading Policy.

Compliance under Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2021, all filing requirements applicable to the Reporting Persons were timely met.

Stockholder Communications

Although we do not have a formal policy regarding communications with the Board, stockholders may communicate with the Board by writing to us at 235 Lincoln Rd., Suite 210, Miami Beach, FL 33139, Attention: Stockholder Communication. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

Summary Compensation Table

The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
***Arik Maimon	2021	$295,000	$-	$326,667	$-	$-	$-	$621,667
Executive Chairman	2020	295,000	$500,000	$253,333	$-	$-	$5,000	$1,053,333

Michael De Prado	2021	$268,400	$-	$245,000	$-	$-	$-	$513,400
Executive Vice Chairman	2020	265,000	$500,000	$202,667	$-	$-	$4,000	$971,667

Jeffery Johnson	2021	$102,823	$100,000	$456,944	$-	$-	$10,000	$669,777
CEO	2020	$-	$-	$-	$-	$-	$-	$-

Ran Daniel	2021	$274,196	$-	$163,333	$-	$-	$77,400	$514,929
CFO	2020	$162,000	$100,000	$-	$-	$-	$-	$278,941

Anthony Hugh Meadows	2021	$45,000	$-	$-	$-	$-	$-	$45,000
COO	2020	$-	$-	$-	$-	$-	$-	$-

Appointment of Jeffery D. Johnson as Chief Executive Office

On August 25, 2021, Cuentas, Inc. (the “Company”) and Jeffery D. Johnson entered into an employment agreement (the “Employment Agreement”), pursuant to which Mr. Johnson agreed to serve as the Company’s new Chief Executive Officer. The Employment Agreement commenced and became effective as of August 25, 2021, and shall continue for an initial term of three (3) years, ending on August 24, 2024. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Employment Agreement; however, the Employment Agreement will not renew automatically if either the Company or Mr. Johnson provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Employment Agreement, Mr. Johnson will receive an annual base salary of three hundred thousand dollars ($300,000) per year, and will be eligible for an annual incentive payment of up to one hundred percent (100%) of his base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with Mr. Johnson. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with Mr. Johnson’s entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Pursuant to the terms of the Employment Agreement, Mr. Johnson has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In consideration of Mr. Johnson’s agreement to enter into the Employment Agreement and remain with the Company, Mr. Johnson will receive a one-time signing bonus in the amount of two hundred thousand dollars ($200,000), which is to be paid in two (2) installments: the first installment of one hundred thousand dollars ($100,000) to be paid on the Company’s next regular payday following the hire date of August 25, 2021, and the second installment of one hundred thousand dollars ($100,000) to be paid on Company’s next regular payday following the first (1st) anniversary of the hire date of August 25, 2021, provided that Mr. Johnson is employed by the Company on such relevant payment date. Pursuant to the terms of the Employment Agreement, subject to the shareholder approval of the Company’s 2021 Share Incentive Plan, the Company shall issue to Mr. Johnson an option to purchase up to an aggregate of five hundred thousand (500,000) shares of Common Stock; furthermore, if the Company’s shareholders do not approve the Company’s 2021 Share Incentive Plan, Mr. Johnson will have the right to immediately terminate the Employment Agreement. These options shall vest on the following schedule: (1) options to purchase one hundred twenty-five thousand (125,000) shares of Common Stock shall vest on the date of the grant; and, (2) one hundred eighty seven thousand and five hundred (187,500) shares of Common Stock shall vest on each of the first and second year anniversary of the date of grant, provided that Mr. Johnson remains continuously employed with the Company through such vesting date. In case of a change in control event, as defined under the terms of the Employment Agreement, any outstanding unvested portion of the options shall become fully vested and exercisable, as long as Mr. Johnson remained continuously employed with the Company through such date. Additionally, Mr. Johnson shall be entitled to a bonus payment in connection with a change in control of the Company, which bonus shall be based upon a percentage of the cash consideration received by shareholders of the Company in the change in control transaction, as determined in the sole discretion of the Board of Directors of the Company. Under the Employment Agreement, Mr. Johnson is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and non-disparagement, among others. The Employment Agreement is governed by the laws of the State of Florida. The Employment Agreement may be terminated by the Company for cause or without cause, and by Mr. Johnson for good reason or without good reason, as such terms are defined under the Employment Agreement.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2021:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Jeffery D Johnson	500,000	-	-	2.80	November 2, 2031	-	-	375,000	$943,056

Ran Daniel	120,000	-	-	3.20	20,000 options at April 6, 2024 and 100,000 at November 2, 2031	-	-	50,000	$116,667

Arik Maimon	268,000	-	-	$5.12	44,000 options at March 29,2025 ,24,000 at September 12, 2023 and 200,000 at November 2, 2031	-	-	100,000	$233,333

Michael De Prado	185,200	-	-	$5.00	$35,200 at March 29,2025 and 150,000 at November 2, 2031			75,000	$175,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2021, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned	Percent of Class (1)
Arik Maimon (2)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	1,788,967	11.74%
Chairman

Michael De Prado (3)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	873,230	5.76%
Vice Chairman

Jeffery Johnson CEO	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	125,000	0.81%

Anthony Hugh Meadows COO	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	50,000-	0.33%

Adiv Baruch (4)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139
Director		113,334	0.60%

CIMA Telecom Inc. (5)	1728 Coral Way, 6th Floor Miami, Florida 33145	2,702,991	18.06%

Ran Daniel (6)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	140,000	0.60%

Jeff Lewis (7)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	56,667	0.38%

Carol Pepper (8)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	50,000	0.33%

Yochanon Bruk (9)	1898 NW 74th Ave. Pembroke Pines, FL 33024	2,753,551	18.28%

All Directors and Officers as a Group (persons)		5,850,709	35.59%

5% or More Shareholders

Huseyin Kizanliki	1111 Brickell Ave., Suite 2200 Miami, FL 33131	1,087,442	7.27%

CIMA Telecom Inc. (5)	1728 Coral Way, 6th Floor Miami, Florida 33145	2,703,391	18.28%

Dinar Zuz LLC (9)	1898 NW 74th Ave. Pembroke Pines, FL 33024	2,875,551	18.08%

(1)	Applicable percentages based on 14,965,690 shares of Common Stock..

*

(2)

Arik Maimon is our Executive Chairman of the Board of Directors. Consists of (i) 1,620,967 shares of Common Stock, (ii) 24,000 stock options, exercisable until September 12, 2023 with an exercise price of $7.5 per share and (iii) 44,000 stock options, exercisable until March 29, 2023 with an exercise price of $14.35 per share (iv) 100,000 stock options, exercisable until November 2, 2031 with an exercise price of $2.80 per share.

(3)

Michael De Prado is our Vice Executive Chairman and Director.  Consists of (i) 763,030 shares of Common Stock and (ii) 35,200 stock options, exercisable until March 29, 2023 with an exercise price of $14.35 per share (iii) 75,000 stock options, exercisable until November 2, 2031 with an exercise price of $2.80 per share.

(4)	Adiv Baruch is our director. Consists of 63,334 shares of Common Stock and 50,000 stock options, exercisable until November 2, 2031 with an exercise price of $2.80 per share.

(5)	Pursuant to a Schedule 13G filed by CIMA with the SEC on January 10, 2020, CIMA is the beneficial owner of the shares disclosed therein. Juan M. Gomez is the CEO.

(6)	Ran Daniel is our Chief Financial Officer. Consists of (i) 20,000 shares of Common Stock and (ii) 20,000 stock options, exercisable until April 6, 2024 with an exercise price of $5.23 per share (iii) 50,000 stock options, exercisable until November 2, 2031 with an exercise price of $2.80 per share.

(7)	Jeff Lewis is our director. Consists of 6,667 shares of Common Stock and 50,000 stock options, exercisable until November 2, 2031 with an exercise price of $2.80 per share

(8)	Carol Pepper is our director. Applicable percentages based on 50,000 stock options, exercisable until November 2, 2031 with an exercise price of $2.80 per share.

(9)	Pursuant to a Schedule 13G filed by Dinar with the SEC on March 5, 2020, Dinar is the beneficial owner of the shares reported therein, and Yochanon Bruk (also known as Jonathan Brook) is the sole manager of Dinar and exercises voting and investment power over the shares of Common Stock. As a result, Dinar and Yochanon Bruk may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the shares reported therein. Yochanon Bruk does not own any shares.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this prospectus, below we describe transactions since January 1, 2019, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000; and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest

Statement of Policy

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

(1) Audit Fees

The Company incurred annual audit fees during the years ended December 31, 2021 and December 31, 2020 with Halperin Ilanit CPA totaling approximately $55,000.

Audit-Related Fees

The Company incurred annual audit related fees during the year ended December 31, 2021 totaling approximately $32,500. The Company incurred an annual audit related fees during the year ended December 31, 2020 totaling approximately $3,000.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2021 and December 31, 2020.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

CUENTAS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF

CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Cuentas Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the years in the period ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year in the period ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Going concern assessment

As discussed in Notes 1 to the consolidated financial statements, on February 4, 2021 the Company sold an aggregate of 2,790,697 units at a price to the public of $4.30 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $4.30 per share (the “Warrants”). In light of the above, the Company’s Management has concluded that there are no material uncertainties that give rise to significant doubt over the Company’s ability to continue as a going concern for at least twelve months from the date of the approval of the financial statements.

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

PCAOB number 650100001

Tel Aviv, Israel

March 31, 2022

We have served as the Company’s auditor since 2018

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	6,607	227
Accounts Receivables	11	-
Marketable securities	-	3
Related parties	-	54
Other current assets	162	12
Total current assets	6,780	296

Property and Equipment, net	2	4
Investment in Unconsolidated Entities(Note 3)	38	-
Intangible Assets (Note 4)	5,438	7,200
Total assets	12,258	7,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	810	2,354
Other accounts liabilities (Note 5)	1,126	2,195
Deferred revenue	683	652
Notes and Loan payable	97	93
Convertible notes payable (Note 6)	-	719
Related parties’ payables (Note 7)	-	365
Stock based liabilities	3	102
Total current liabilities	2,719	6,480

Other long term	89	89
TOTAL LIABILITIES	2,808	6,569

STOCKHOLDERS’ EQUITY (Note 9)

Common stock, authorized 360,000,000 shares, $0.001 par value; 14,965,690 and 10,590,491 issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	15	11
Additional paid in capital	47,654	28,411
Accumulated deficit	(38,219)	(27,491)

Total stockholders’ equity	9,450	931
Total liabilities and stockholders’ equity	12,258	7,500

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Year Ended December 31,
	2021	2020

REVENUE	593	558

COST OF REVENUE	469	697

GROSS PROFIT (LOSS)	124	(139)

OPERATING EXPENSES

Selling, general and administrative	8,980	5,840
Amortization of Intangible Assets	1,809	1,800
TOTAL OPERATING EXPENSES	10,789	7,640

OPERATING LOSS	(10,665)	(7,779)

OTHER INCOME (LOSS), NET

Other income, net	1	98
Interest expense	(172)	(108)
Gain on derivative liability	-	3
Gain from Change in fair value of stock-based liabilities	110	303
TOTAL OTHER INCOME (LOSS), NET	(61)	296

NET LOSS BEFORE CONTROLLING INTEREST AND EQUITY LOSSES	(10,726)	(7,483)

Equity losses in non-consolidated entity	(2)	-
Net losses attributable to non-controlling interest	-	(618)
NET LOSS ATTRIBUTABLE TO CUENTAS INC.	(10,728)	(8,101)

Basic and Diluted net loss per share	(0.77)	(1.16)

Weighted average number of basic and diluted shares of common stock outstanding	13,917,032	6,968,554

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	10,590,491	11	28,411	(27,491)	931
Issuance of Shares of Common Stock, net of issuance expenses **	2,790,697	3	10,611	-	10,614
Issuance of Warrants	-	-	4	-	4
Shares issued for services and for employees	143,334	*	611	-	611
Stock based compensation	-	-	2,172	-	2,172
Shares issued due to exercise of Warrants, net of issuance expenses ***	1,454,443	1	5,764	-	5,765
Shares issued due to conversion of Convertible Note	30,233	*	81	-	81
Return of Commitment Shares	(43,525)	*	-	-	-
Roundup Differences due to Reverse Split	17	*	-	-	-
Net income for the year ending December 31, 2021	-	-	-	(10,728)	(10,728)
Balance as of December 31, 2021	14,965,690	$15	$47,654	$(38,219)	$9,450

*	Less than $1.

**	Issuance expenses totaled to $1,386

***	Issuance expenses totaled to $499

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

								Non-Controlling Interest
	Series B Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’	Additional Paid-in	Accumulated	Total Non- Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Capital	Deficit	Interest	Total

Balance December 31, 2019	10,000,000	10	1,855,656	2	25,249	(19,390)	5,871	43	(661)	(618)	5,253

Shares of Common Stock were issued in consideration of Commitment fee	-	-	56,725	*	90	-	90	-	-	-	90
Conversion of Series B Preferred Stock into Common Stock	(10,000,000)	(10)	8,000,000	8	2	-	-	-	-	-	-
Shares issued for services	-	-	36,000	*	420	-	420	-	-	-	420
Shares issued for conversion of convertible note	-	-	503,115	1	1,004	-	1,005	-	-	-	1,005
Warrants and Stock options compensation	-	-	138,995	*	1,646	-	1,646	-	-	-	1,646
Net income for the year ending December 31, 2020	-	-	-	-	-	(8,101)	(8,101)	(43)	661	618	(7,483)
Balance December 31, 2020	-	$-	10,590,491	$11	$28,411	$(27,491)	$931	$-	$-	$-	931

*	Less than $1.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2021		2020
Cash Flows from Operating Activities:
Net loss		$(10,728)	$(7,483)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and Shares issued for services		2,745	1,444
Equity losses in non-consolidated entity		2	-
Available for sale securities		3	(2)
Interest expense and Debt discount amortization		90	58
Gain on derivative liability		-	(3)
Gain (loss) on fair value measurement of stock-based liabilities		(61)	(220)
Depreciation expense		2	1
Amortization of intangible assets		1,809	1,800
Changes in Operating Assets and Liabilities:
Accounts receivable		(11)	-
Other current assets		(150)	82
Accounts payable		(1,544)	843
Related party, net		44	-
Other accounts liabilities		(1,544)	1,647
Deferred revenue		31	115
Other liabilities		-	(20)
Net Cash Used by Operating Activities		(9,330)	(1,738)

Cash Flows from Operating Activities:
Investment in non-consolidated entity		(40)	-
Purchase of Intangible Asset		(47)	-
Net Cash used for Investing Activities		(87)	-

Cash Flows from Financing Activities:
Proceeds from (Repayments of) convertible notes		-	250
Proceeds from (Repayments of) short term loans		(730)	505
Proceeds from (Repayment of) Loans from Related parties		(355)	355
Proceeds from loans from a Government Agency		-	89
Proceeds from issuance of warrants		4	-
Proceeds from issuance of common stock due to exercise of warrants		6,264	-
Proceeds from issuance of shares, net of issuance cost		10,614	750
Net Cash Provided by Financing Activities		15,797	1,949

Net Increase (Decrease) in Cash		6,380	211
Cash at Beginning of Period		227	16
Cash at End of Period		6,607	$227

Supplemental disclosure of cash flow information
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal		$-	$2,500
Common Stock issued for conversion of convertible note		$81	-
Common stock issued for settlement of stock-based liabilities and accrued salaries	$		$442
Shares of Common Stock were issued in consideration of Commitment fee		-	$90
Issuance fee in connection with of common stock due to exercise of warrants		$499	$-

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

SECURITIES OFFERING

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as our business and operations. COVID- 19 effectively reduced thew Company’s capability to acquire accounts holders as a significant portion of our target demographic lost their ability to earn wages and subsequently could not load funds to the Company’s product. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our business and results of operations may be materially adversely affected

JOINT- VENTURE AGREEMENT WITH BENLISHA GROUP, INC. (“Benelisha”)

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

Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents. The Company held no cash equivalents as of December 31, 2021 or 2020.

Marketable securities

The Company accounts for investments in marketable securities in accordance with ASC Topic 320-10, “Investments - Debt and Equity Securities” (“ASC Topic 320-10”). Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reassesses such determination at each balance sheet date. The investments in marketable securities covered by ASC Topic 320-10 that were held by the Company during the reported periods were designated by management as trading securities. Trading securities are stated at market value. The changes in market value are charged to financing income or expenses. Trading gains (losses) for the years 2021 and 2020 amounted to approximately $0 and $2, respectively.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Allowance for doubtful accounts

The allowance for doubtful accounts is determined with respect to amounts the Company has determined to be doubtful of collection. In determining the allowance for doubtful accounts, the Company considers, among other things, its past experience with customers, the length of time that the balance is post due, the customer’s current ability to pay and available information about the credit risk on such customers. There was an allowance for doubtful accounts of $20 as of December 31, 2021 and 2020.

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

Variable Interest Entities

The Company account for variable interest entities in accordance with ASC Topic 810, Consolidation ("ASC 810").  Under ASC 810, a variable interest entity ("VIE") is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity's equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity's equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.  In accordance with ASC 810, the Company perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The assessment of possible impairment is based on the Company’s ability to recover the carrying value of its asset based on estimates of its undiscounted future cash flows. If these estimated future cash flows are less than the carrying value of the asset, an impairment charge is recognized for the difference between the asset’s estimated fair value and its carrying value. The Company did not record impairment losses during the years ended December 31, 2021 and December 31, 2020.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	-	-	-	-
Total assets	--	-	-	-

Liabilities:
Stock based liabilities	3	-	-	3
Total liabilities	3	-	-	3

	Balance as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	3	-	-	3
Total assets	3	-	-	3

Liabilities:
Stock based liabilities	102	-	-	102
Total liabilities	102	-	-	102

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

At December 31, 2021, potentially dilutive securities consisted of 1,941,906 shares which of 135,200 options to purchase of common stock at prices ranging from $5.22 to $14.35 per share and 1,805,896 warrants to purchase of common stock at prices ranging from $4.30 to $20.00 per share. The effects of these options and warrants been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2021.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $37 and $88 of advertising costs during the years ended December 31, 2021 and 2020, respectively.

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

Other new pronouncements issued but not effective as of December 31, 2021 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

Depreciation expenses were $1 in the years ended December 31, 2021 and December 31, 2020.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 3 –INVESTMENTSIN UNCONSOLIDATED ENTITIES

On July 21, 2021, The Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, Cuentas and WaveMax are to form a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, or permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to Cuentas, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agrees to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of Cuentas and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors and expected to produce up to $500,000 from revenue in the first year of operation. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by Cuentas, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of Cuentas and WaveMAX, with the initial officers to be determined. Up to 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with Cuentas’ distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the Net Revenue of CUENTASMAX will be paid by CUENTASMAX on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMax and Innovateur Management, SAPI de CV will be included in the Cuentas Share Incentive plan subject to approval by the Cuentas BOD and approval by Cuentas shareholders and Side Letter Participants at the next scheduled Annual Shareholders meeting. WaveMAX grants CUENTASMAX exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in Cuentas BODEGAS network throughout the United States. The parties have agreed to expand CUENTASMAX to other areas of the US once the current deployment is in progress or has been completed. As of December 31,2021 the Company funded $40,000 in CUENTASMAX in agreement with the other parties, funded CuentasMax $40,000 in February of 2022. The parties have agreed to make the third installment by April 15, 2022.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 4 – INTANGIBLE ASSETS

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

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2022	$1,810
2023	1,810
2024	1,810
2025	8
Total	$5,438

Amortization expense was $1,809 for the year ended December 31, 2021, and $1,800 for the year ended December 31, 2020, respectively. Amortization expense for each period is included in operating expenses.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 5 – OTHER ACCOUNTS LIABILITIES

	December 31, 2021	December 31, 2020
Accrued expenses, interest and other liabilities	$1,063	$76
Accrued salaries, bonuses and wages	63	2,119
Total	$1,126	$2,195

NOTE 6 – CONVERTIBLE NOTES PAYABLE

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

On November 12, 2020, the Company issued a convertible promissory note to a private investor in the amount of $250, which matures on November 12, 2021. Interest accrues from the date of the note on the unpaid principal amount at a rate equal to 10.00% per annum, calculated as simple interest. The holder may elect to convert all or any part of the then outstanding principal and accrued but unpaid interest due under the note into shares of Common Stock until maturation. The conversion price of the note is $6.875 per share, which may be proportionately adjusted as appropriate to reflect any stock dividend, stock split, reverse stock split or other similar event affecting the number of outstanding shares of Common Stock of the Company without the payment of consideration to the Company therefor at any time prior to conversion. On April 20, 2021 the Company paid off its loan and accrued interest in the amount of $260 to the private investor. The Company paid an amount equal to $125 plus $5, which represents the amount of interest accrued on such $125 since the date on which the loan was made under the Note through April 16, 2021. In addition, The Company issued 30,233 shares of Common Stock of the Company.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our Chief Executive Officer holds a significant ownership interest as well as an executive position during the years ended December 31, 2021 and 2020. Due to our operational losses, the Company has relied to a large extent on funding received from Next Communications, Inc., an organization in which our Chief Executive Officer and Chairman holds a controlling equity interest and holds an executive position. During the first calendar quarter of 2017, Next Communications, Inc. filed for bankruptcy protection. As a result, the related party payable is being handled by a court appointed trustee as an asset of Next Communications, Inc. and the Company may need to begin repaying the amounts due on a more fixed schedule On January 29, 2019, the United States Bankruptcy Court Southern District of Florida, Miami Division, approved a plan of reorganization for Next Communications, Inc. whereby the Company would pay $600,000 to a specific creditor in consideration for the forgiveness of the balance of the related party payable balance. On March 5, 2019, Cuentas paid $60,000 to the trust account of the specific creditor and on May 10, 2019, the Company paid $550,000 to the trust account of the specific creditor per the order and satisfied its obligation under the Approved Plan of the Reorganization for Next Communications, Inc., that was approved by the United States Bankruptcy Court Southern District of Florida, Miami Division, on January 29, 2019.

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

Employment Agreements

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

On August 25, 2021, the Company and Jeffery D. Johnson entered into an employment agreement, pursuant to which Mr. Johnson agreed to serve as the Company’s new Chief Executive Officer (“The Johnson Employment Agreement”). The Johnson Employment Agreement commenced and became effective as of August 25, 2021, and shall continue for an initial term of three (3) years, ending on August 24, 2024. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Johnson Employment Agreement; however, the Employment Agreement will not renew automatically if either the Company or Mr. Johnson provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson will receive an annual base salary of three hundred thousand dollars ($300) per year, and will be eligible for an annual incentive payment of up to one hundred percent (100%) of his base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with Mr. Johnson. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with Mr. Johnson’s entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In consideration of Mr. Johnson’s agreement to enter into the Johnson Employment Agreement and remain with the Company, Mr. Johnson was to receive a one-time signing bonus in the amount of two hundred thousand dollars ($200), which is to be paid in two (2) installments: the first installment of one hundred thousand dollars ($100) to be paid on the Company’s next regular payday following the hire date of August 25, 2021, which was paid on August 30, 2021, and the second installment of one hundred thousand dollars ($100) to be paid on Company’s next regular payday following the first (1st) anniversary of the hire date of August 25, 2021, provided that Mr. Johnson is employed by the Company on such relevant payment date. Pursuant to the terms of the Johnson Employment Agreement, subject to the shareholder approval of the 2021 Plan, the Company shall issue to Mr. Johnson an option to purchase up to an aggregate of five hundred thousand (500,000) shares of Common Stock; furthermore, if the Company’s shareholders do not approve the 2021 Plan, Mr. Johnson will have the right to immediately terminate the Johnson Employment Agreement. These options shall vest on the following schedule: (1) options to purchase one hundred twenty-five thousand (125,000) shares of Common Stock shall vest on the date of the grant; and, (2) one hundred eighty-seven thousand and five hundred (187,500) shares of Common Stock shall vest on each of the first and second year anniversary of the date of grant, provided that Mr. Johnson remains continuously employed with the Company through such vesting date. In case of a change in control event, as defined under the terms of the Employment Agreement, any outstanding unvested portion of the options shall become fully vested and exercisable, as long as Mr. Johnson remained continuously employed with the Company through such date. Additionally, Mr. Johnson shall be entitled to a bonus payment in connection with a change in control of the Company, which bonus shall be based upon a percentage of the cash consideration received by shareholders of the Company in the change in control transaction, as determined in the sole discretion of the Board of Directors of the Company.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Pursuant to the License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first (1st) calendar year from the Effective Date, $300 were paid in 2020; (ii) for the second (2nd) calendar year from the Effective Date, $500 , were paid in 2021; (iii) for the third (3rd) calendar year from the Effective Date, $700 to be paid during 2022; (iv) for the fourth (4th) calendar year from the Effective Date, $1,000 to be paid on December 31, 2022; (v) for the fifth (5th) calendar year from the Effective Date, $640 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640 to be paid on the anniversary date

Related parties balances at December 31, 2021 and December 31, 2020 consisted of the following:

Due from related parties

	December 31, 2021	December 31, 2020
	(dollars in thousands)

(b) Next Cala 360	-	54
Total Due from related parties	-	54

Related party payables, net of discounts

	December 31, 2020	December 31, 2020
	(dollars in thousands)
(a) Due to Next Communications, Inc. (current)	$-	$10
(c) Principal and interest due to Dinar Zuz LLC due to Dinar Zuz LLC	-	355
(d) Due to Cima Telecom Inc.	250	417
Total Due from related parties	$250	$782

(a)	Next Cala 360, is a Florida corporation established and managed by the Company’s Executive Chairman.

(b)	Next Communication, Inc. is a corporation in which the Company’s Executive Chairman holds a controlling interest and serves as the Chief Executive Officer of Next Communications. See disclosure above regarding payments by the Company in connection with the bankruptcy of Next Communication, Inc.

(c)	Due to the April 6, 2020 Loan Agreement with the Company to borrow up to $462 at an annual interest rate of nine percent (9.0%) (the second “Dinar Zuz Note”). On March 5, 2021 the Company fully prepaid its loan to Dinar Zuz.

(d)	Composed from annual fees in the amount of $250 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date and other software development services.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 8 – STOCK OPTIONS

On November 3, 2021, the Company issued 1,550,000 stock options to executives’ officers and non-employee directors. The options vest on the terms set forth on the table below. Such options can be exercised until, November 2, 2031, and were approved by the Company’s shareholders on December 15, 2021.

Name	Number of Options	Exercise Price	Vesting Schedule
Jeffery D Johnson	500,000	$2.80	125,000 on grant date. 187,5,000 on each of the next 2 Employment Anniversaries.
Shalom Arik Maimon	200,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Michael DePrado	150,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Ran Daniel	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Richard Berman	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Yochanon Bruk	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Jeff Lewis	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
David Schottenstein	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Adiv Baruch	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date
Carol Pepper	100,000	$2.80	50% on grant date; 50% on 12 month anniversary of grant date

The Company has estimated the fair value of such options at a value of $4,340 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	2.80
Dividend yield	0%
Risk-free interest rate	1.60%
Expected term (years)	10
Expected volatility	480%

The following table summarizes all stock option activity for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2020	135,200	$11.18
Granted	1,550,000	$2.80
Forfeited	100,000	$2.80
Outstanding, December 31, 2021	1,585,200	$3.69

The following table discloses information regarding outstanding and exercisable options at December 31, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	1.24	79,200	$14.35
7.50	36,000	7.50	1.71	36,000	7.50
5.23	20,000	5.23	2.24	20,000	5.23
2.80	1,450,000	2.80	9.84	785,000	2.80
	1,585,200	$3.69	9.13	920,200	$4.24

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

The following table summarizes all stock option activity for the year ended December 31, 2020:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2019	84,818	$31.97
Granted	79,200	14.35
Forfeited	28,818	81.12
Outstanding, December 31, 2020	135,200	$11.18

The following table discloses information regarding outstanding and exercisable options at December 31, 2020:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	2.24	79,200	$14.35
7.50	36,000	7.50	2.71	36,000	7.50
5.23	20,000	5.23	3.24	20,000	5.23
	135,200	$11.18	2.51	135,200	$11.18

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

Effective November 20, 2015, the Company amended its Articles of Incorporation to decrease the common shares authorized from 9,500,000,000 to 360,000,000 with a par value of $0.001.

Common Stock Activity During the Year Ended December 31, 2021

The following summarizes the Common Stock activity for the year ended December 31, 2021:

Outstanding shares
Balance, December 31, 2020	10,590,491
Shares of Common Stock issued in public offering	2,790,697
Shares issued due to exercise of Warrants	1,454,443
Roundup Differences due to Reverse Split	17
Shares issued due to conversion of Convertible Note	30,233
Return of commitment shares	(43,525)
Shares issued for services	80,000
Shares issued to employees	63,334
Balance, December 31, 2021	14,965,690

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10on January 2, 2017 and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $141 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. JP Carey's petition to the Georgia Supreme Court for a writ of certiorari remains pending and is fully briefed as of January 14, 2022. The Georgia Supreme Court is not required to accept the case and whether it accepts or not is entirely within its discretion. If the Georgia Supreme Court grants certiorari, additional briefing will be due in 2022 and a briefing schedule will be set. In the trial court proceedings, the case remains stayed pending the final outcome after all appeals are exhausted. After the appeal decision is final and no longer subject to further appeal, the trial court will consider the Company's motion seeking payment from JP Carey of the Company’s attorneys' fees and costs and JP Carey's claim for default interest, attorney fees, and costs.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage have indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligatiion. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement, the undersigned recommends a litigation reserve of $200,000 to $300,000.As of December 31, 2021 the company accrued $300 thousand due to this matter.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On or about July 15, 2021, the Company, its CEO and other third parties were served with a complaint by Larry Kolb (“Kolb”), Vitco LLC and Vitaliy Yurchenko as part as shareholder’s derivative action under the law of the State of Florida for Breach of Agreement, Breach of Contract, Wage theft, Fraud, Fraudulent Transfer, Breach of Covenant against the Company, its CEO and other third parties. The Complaint demands a transfer of 74,558 shares of Common Stock of the Company or a payment of $265. Kolb also demands a payment of $60 for stolen wages and an order awarding him a reasonable attorney’s fees. The Company retained an attorney. On or about March 1, 2022 the company agreed to settle this matter together with the previous matter listed above involving Yurchenko and Vitco for a total settlement payment of $200,000 which will be effective once a settlement agreement is filed with the court.

On April 1, 2021 the Company executed a lease for office space effective April 1, 2021. The lease requires monthly rental payments of $7.

NOTE 11 – SEGMENTS OF OPERATIONS

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of the Company’s reportable operating segments. The Company manages its business primarily on a product basis. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company evaluates the performance of its reportable operating segments based on net sales and gross profit.

Revenue by product for 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Telecommunications	$525	$439
General Purpose Reloadable Cards	68	119
Total revenue	$593	$558

Gross profit (loss) by product for 2021 and 2020 are as follows (in millions):

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Telecommunications	$212	$(20)
General Purpose Reloadable Cards	(88)	(119)
Total revenue	$124	$(139)

Long lived assets by product for 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Telecommunications	$-	$-
General Purpose Reloadable Cards	5,400	7,200
Total revenue	$5,400	$7,200

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 12 – INCOME TAXES

Effective December 22, 2017 a new tax bill was signed into law that reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 39.50% to 26.50%. Under FASB ASC Topic 740, the effects of new tax legislation are recognized in the period which includes the enactment date. As a result, the deferred tax assets and liabilities existing on the enactment date must be revalued to reflect the rate at which these deferred balances will reverse. The corresponding adjustment would generally affect the Income Tax Expense (Benefit) shown on the financial statements. However, since the company has a full valuation allowance applied against all of its deferred tax asset, there is no impact to the Income Tax Expense for the year ending December 31, 2021.

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

We recognized income tax benefits of $0 during the years ended December 31, 2021 and December 31, 2020. When it is more likely than not that a tax asset will not be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2021 or December 31, 2020 applicable under FASB ASC Topic 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2021	2020
Loss before taxes, as reported in the consolidated statements of operations	$10,728	$7,483

Federal and State statutory rate	26.5%	26.5%

Theoretical tax benefit on the above amount at federal statutory tax rate	2,842	1,983

Losses and other items for which a valuation allowance was provided or benefit from loss carry forward	(2,842)	(1,983)

Actual tax income (expense)	-	-

	2021	2020
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$5,464	$3,185
Adjustments	(1015)	(315)
Valuation allowance	(4,449)	(2,870)
	$-	$-

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

U.S. dollars in thousands
Valuation allowance, December 31, 2020	$2,870

Increase	1,579
Valuation allowance, December 31, 2021	$4,449

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 13 – SUBSEQUENT EVENTS

On January 5, 2022, The Company entered into a Binding Letter of Intent with Mango Tell LLC (“Mango Tel”), SDI Black 011, LLC and Sohel Kapadia and Saheda Kapadia (collectively the “Owners”), for the potential acquisition of 100% of the assets of Mango Tel LLC and SDI Black 011(“SDI Group”) in exchange for $3.2 Million.The LOI provides that the Company will deposit $2 Million into an escrow account while a definitive purchase and sale agreement is drafted and negotiated. The parties agree that the LOI is binding on each of them and that they will use their best efforts and good faith to enter into the Agreement with terms and conditions consistent with this Agreement. Pursuant to the Agreement, Cuentas will acquire substantially all of the assets of SDI Black, and Mango Tel which also include the Mango Mobile MVNO, Black Wireless MVNO, Black 011 Long distance platform and operations and the SDI distribution platform and network of over 31,000 bodegas and convenience stores (the “Purchased Assets”). Following the execution of the LOI, the Company shall form a company (“Newco”) into which all of the Purchased Assets shall be transferred and, following the closing of the purchase and sale, all of the interests in Newco shall be transferred to the Company. The Sellers and the Owners have agreed to apply the purchase price paid by the Company to amounts due to the repay U.S. Small Business Administration (“SBA”) loans taken by the Sellers and that Owners shall pay an additional $1,000 towards repayment of additional SBA loans. The Company Cuentas agreed to offer employment agreements to certain Fisk/SDI key employees.

The Company reached a settlement with IDT Domestic Telecom for a settlement payment of $20.

The Company reached a settlement agreement with Larry Kolb (“Kolb”), Vitco LLC and Vitaliy Yurchenko of $200 and is expected to finalize this settlement in 2022.

(b)	Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

4.4	Form of Indenture		S-3		4.4	02-14-2022
10.1	Amendment to Convertible Promissory Note and Payoff Agreement		10-Q		10.1	2021-05-05
10.2	Definitive Joint- Venture Agreement with WaveMAX Corporation.		8-k		10.1	2021-07-14
10.3	Definitive Marketing and Promotion Agreement with the Belisha Group		8-K		10.1	2021-08-04
10.4	Amendment to Ran Daniel Employment Agreement, dated August 5, 2021		10-Q		10.4	2021-08-23
10.5	2021 Share Incentive Plan		10-Q		10.5	2021-08-23
10.6	Employment Agreement, dated as of August 25, 2021, by and between Cuentas, Inc. and Jeffery D. Johnson		8-K		10.1	2021-08-31
10.7	Founder/Executive Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Shalom Arik Maimon		8-K		10.2	2021-08-31
10.8	Founder/Executive Vice-Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Michael De Prado		8-K		10.3	2021-08-31
10.9	Binding Letter of Intent		8-K		10.1	2022-01-11
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.

By:	/s/ Jeffery D. Johnson
Jeffery D. Johnson,
Chief Executive Officer
Date: April 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chairman of the Board of Directors	April 1, 2022
Arik Maimon

/s/ Jeffery D. Johnson	Chief Executive Officer	April 1, 2022
Jeffrey Johnson

/s/ Ran Daniel	Chief Financial Officer	April 1, 2022
Ran Daniel

/s/ Michael De Prado	Vice Chairman and Director	April 1, 2022
Michael De Prado

/s/ Adiv Baruch	Director	April 1, 2022
Adiv Baruch

/s/ Yochanon Bruk	Director	April 1, 2022
Yochanon Bruk

/s/ Jeff Lewis	Director	April 1, 2022
Jeff Lewis

/s/ Carol Pepper	Director	April 1, 2022
Carol Pepper

/s/ Edward Maldonado	Director	April 1, 2022
Edward Maldonado