Form 10-Q
period 2022-03-31
Cuentas Inc.
filed 2022-05-16
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: MARCH 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 16, 2022, the issuer had 14,965,690 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2022

i

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	4,335	6,607
Accounts Receivables, net	92	11
Other current assets	192	162
Total current assets	4,619	6,780

Property and Equipment, net	9	2
Investment in unconsolidated Entities	63	38
Intangible assets	4,985	5,438
Total assets	9,676	12,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	1,537	810
Other accounts liabilities	989	1,126
Deferred revenue	595	683
Notes and Loan payable	100	97
Stock based liabilities	3	3
Total current liabilities	3,224	2,719

Other long-term loans	89	89

TOTAL LIABILITIES	3,313	2,808

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 14,965,690 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	15	15
Additional paid in capital	48,191	47,654
Accumulated deficit	(41,843)	(38,219)
Total stockholders’ equity	6,363	9,450
Total liabilities and stockholders’ equity	9,676	12,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021

REVENUE	394	225

COST OF REVENUE	260	247

GROSS PROFIT (LOSS)	134	(22)

OPERATING EXPENSES

Amortization of Intangible assets	453	452
Selling, General and Administrative	3,289	1,138
TOTAL OPERATING EXPENSES	3,742	1,590

OPERATING LOSS	(3,608)	(1,612)

OTHER EXPENSES
Other Income	-	53
Interest expense	(1)	(172)
Gain from Change in fair value of stock-based liabilities	-	56
TOTAL OTHER EXPENSES	(1)	(63)

NET LOSS BEFORE EQUITY LOSSES	(3,609)	(1,675)

Equity losses in non-consolidated entity	(15)	-
NET LOSS	(3,624)	(1,675)

Net loss per basic and diluted share	(0.24)	(0.13)
Weighted average number of basic and diluted common shares outstanding	14,965,690	12,474,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2020	10,590,491	11	28,411	(27,491)	931

Issuance of Shares of Common Stock, net of issuance expenses **	3,209,301	3	10,611	-	10,614
Issuance of warrants	*	-	4		4
Shares issued for services and for employees	73,334	-	314	-	314
Return of Commitment Shares	(43,525)	-	-		-
Net income for the period ending March 31, 2021	-	-	-	(1,675)	(1,675)
Balance as of March 31, 2021	13,829,601	$14	$39,340	$(29,166)	$10,188

*	Less than $1.

**	Issuance expenses totaled to $1,386

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	14,965,690	15	47,654	(38,219)	9,450

Shares issued for services and for employees	-	-	537	-	537
Net income for the period ending March 31, 2022	-	-	-	(3,624)	(3,624)
Balance as of March 31, 2022	14,965,690	$15	$48,191	$(41,843)	$6,363

*	Less than $1.

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss before non-controlling interest	(3,624)	(1,675)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	537	276
Equity losses in non-consolidated entity	15	-
Gain on fair value of marketable securities	-	(49)
Interest and Debt discount amortization	3	137
Gain from Change in on fair value of stock-based liabilities	-	(56)
Depreciation and amortization expense	453	452
Changes in Operating Assets and Liabilities:
Accounts receivable	(81)	(40)
Other current assets	(30)	(141)
Accounts payable	727	(952)
Other Accounts liabilities	(137)	(1,376)
Related Parties, net	-	44
Deferred revenue	(88)	24
Net Cash Used by Operating Activities	(2,225)	(3,356)

Cash Flows from Investing Activities:		-
Purchase of Intangible Asset	-	(47)
Investment in non-consolidated entity in non-consolidated entity	(40)	-
Purchase of equipment	(7)	-

Net Cash used for Investing Activities	(47)	(47)

Cash Flows from Financing Activities:
Related party, net	-	(355)
Proceeds from conversion of warrants	-	4
Proceeds from issuance of common stock, net of issuance expense	-	10,614
Repayment of loans	-	(605)
Net Cash Provided by Financing Activities	-	9,658

Net Increase (Decrease) in Cash	(2,272)	6,255
Cash at Beginning of Period	6,607	227
Cash at End of Period	4,335	6,482

Supplemental disclosure of non-cash financing activities

Common stock issued for settlement of stock-based liabilities and accrued salaries	-	38

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

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”),. Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company also owns 50% of CUENTASMAX LLC which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

COVID-19

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, as well as our business and operations. COVID- 19 effectively reduced the Company’s capability to acquire accounts holders as a significant portion of our target demographic lost their ability to earn wages and subsequently could not load funds to the Company’s product. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our business and results of operations may be materially adversely affected

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on April 1, 2022 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended March 31, 2022:

Deferred Revenue
Balance at December 31, 2021	$683
Change in deferred revenue	(88)
Balance at March 31, 2022	$595

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $595 as of March 31, 2022, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of March 31, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	3	-	-	3
Total liabilities	3	-	-	3

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	3	-	-	3
Total liabilities	3	-	-	3

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the three months ended March 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2021	1,585,200	$3.69
Granted	200,000	2.80
Forfeited	-	-
Outstanding, March 31, 2022	1,785,200	$3.59

The following table discloses information regarding outstanding and exercisable options at March 31, 2022:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	0.99	79,200	$14.35
7.50	36,000	7.50	1.46	36,000	7.50
5.23	20,000	5.23	1.99	20,000	5.23
2.80	1,650,000	2.80	9.59	700,000	2.80
	1,785,200	$3.69	8.88	835,200	$4.16

On February1, 2022, the Company issued 200,000 options to its Chief Operating Officer of the Company. The options carry an exercise price of $2.80 per share. Fifty Thousand (50,000) of the options vested on February1, 2022. The option shall vest on the first, second and third anniversary of grant date, so long as its Chief Operating Officer is employed by the Company on that date. The Options are exercisable until January 31, 2032. The Company has estimated the fair value of such options at a value of $213 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	1.07
Dividend yield	0%
Risk-free interest rate	1.79%
Expected term (years)	10
Expected volatility	197%

The following table discloses information regarding outstanding and exercisable options at December 31, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	1.24	79,200	$14.35
7.50	36,000	7.50	1.71	36,000	7.50
5.23	20,000	5.23	2.24	20,000	5.23
2.80	1,450,000	2.80	9.84	785,000	2.80
	1,585,200	$3.69	9.13	920,200	$4.24

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at March 31, 2022 and December 31, 2021 consisted of the following:

Related party payables, net of discounts

	March 31, 2022	December 31, 2020
	(dollars in thousands)

(a) Due to Cima Telecom Inc.	$205	552
Total Due to related parties	$205	$552

(a)	Composed of annual fees in the amount of $175 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date, and $30 for the consulting services.

Related party transactions

	Period ends at March 31, 2022	Period ends at December 31, 2020
	(dollars in thousands)

Carol Pepper (b)	40	-
Cima Telecom Inc. (a)	$324	140
Of	$364	$140

(a)	Composed of annual fees in the amount of $175 thousand for the maintenance and support services in accordance with the software maintenance agreement for the first quarter of the third calendar year and $125 for the first quarter of the second calendar year from the Effective Date of the agreement, $149 thousand for software development services during the first quarter of 2022 and $15 thousand for the consulting services for the first quarter of 2021.

(b)	Composed of consulting fee for the first quarter of 2021 in additional to the directorship fees.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10on January 2, 2017 and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $141 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s respondent brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. JP Carey's petition to the Georgia Supreme Court for a writ of certiorari remains pending and is fully briefed as of January 14, 2022. The Georgia Supreme Court is not required to accept the case and whether it accepts or not is entirely within its discretion. If the Georgia Supreme Court grants certiorari, additional briefing will be due in 2022 and a briefing schedule will be set. In the trial court proceedings, the case remains stayed pending the final outcome after all appeals are exhausted. After the appeal decision is final and no longer subject to further appeal, the trial court will consider the Company's motion seeking payment from JP Carey of the Company’s attorneys' fees and costs and JP Carey's claim for default interest, attorney fees, and costs.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15 but the total amount was not specified. The Company was served on December 7, 2018, with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50 paid to the Defendants. The Company retained an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled. Please refer to Note 8.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement, the undersigned recommends a litigation reserve of $200 to $300 thousand. As of March 31, 2022 the company accrued $300 thousand due to this matter.

On April 1, 2021 the Company executed a lease for office space effective April 1, 2021. The lease requires monthly rental payments of $7.

NOTE 7 – SEGMENTS OF OPERATIONS

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

Revenue by product for the three months ended March 31, 2022, and the three months ended March 31, 2021 are as follows:

	March 31, 2022	March 31, 2021
	(dollars in thousands)
Telecommunications	$175	$206
General Purpose Reloadable Cards	219	19
Total revenue	$394	$225

Gross profit (loss) by product for the three months ended March 31, 2022, and the three months ended March 31, 2021 are as follows:

	March 31, 2022	March 31, 2021
	(dollars in thousands)
Telecommunications	$119	$66
General Purpose Reloadable Cards	15	(88)
Total revenue	$134	$(22)

Long lived assets by product for March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$-	$-
General Purpose Reloadable Cards	4,950	5,400
Total revenue	$4,950	$5,400

NOTE 8 – SUBSEQUENT EVENTS

On or about April 27, 2022, the Company settled the Telco Cuba Inc. matter in consideration of a settlement amount of $32,000.

On April 27, 2022, the Company executed the Second Amendment to Binding Letter of Intent (the “SA-LOI”) with the owners . The Second Amendment to Binding Letter of Intent provides that a definitive Asset Purchase Agreement (APA), subject to Cuentas Board of Director approval, will be signed by May 8, 2022 detailing the assets which will be acquired by Cuentas. It also provides that if the Board of Directors of Cuentas does not approve the APA, then “…the parties shall be released from any and all obligations thereunder including the termination penalty…”. The closing date for the APA shall under no circumstances be after May 20, 2022. Within 5 days after execution of this LOI, Cuentas will deposit $1 Million into an escrow account while a definitive purchase and sale agreement (the “Agreement”) is drafted and negotiated. On or before five (5) business days before the Closing Date, Cuentas shall pay into the escrow trust account of it’s Escrow Agent, the remaining Purchase Price of ONE MILLION NINE HUNDRED SEVENTY-SIX THOUSAND DOLLARS ($1,976,000, the “Remaining Purchase Price”). At the Closing, Owners shall transfer one hundred percent (100%) of the Purchased Assets free and clear of any liens, claims, and encumbrances to Cuentas. On or before eight (8) business days following the execution of this Second Amendment by the parties, Owners shall pay into the escrow trust account of the Seller’s Escrow Agent, $1 Million to be held in trust under the terms and conditions of the Escrow Agreement as defined in the SA-LOI. On or before five (5) business days following the execution of the Second Amendment by the parties, the Escrow Agents shall obtain from the SBA a payoff estoppel letter setting forth the outstanding loan balance, including principal, interest and applicable charges due under the applicable SBA loan documents with a per diem interest amount that will allow the parties to calculate the payoff amount necessary to satisfy in full the indebtedness owed by Seller to the SBA (the “SBA Indebtedness”) and obtain a release of the recorded liens and security interest and UCC-1s, and wiring instructions setting forth the financial account that SBA where it wants the payoff funds transferred to at the Closing (“SBA Wiring Instructions”). On the Closing Date, the parties shall provide a written notice signed by all of the parties, , directing the Escrow Agents to wire to the SBA $2,976,000 plus the $1,000,000 from the Owners, for a total of $3,976,000., to satisfy in full the SBA Indebtedness and obtain the release of any and all liens, claims, and encumbrances of the SBA against the Purchased Assets.

On April 29, 2022, the Company sent the standard form bulk sale notice to all creditors listed by owners setting forth the proposed sale and providing an address for creditors to make an inquiry or claim against the Seller or the assets of the Seller. It shall be the responsibility of the Seller and Owners to resolve any and all claims filed within the 20-day notice period (“Bulk Sale Notice”) either through a writing signed by the claimant releasing the Seller and the assets from any further claims, or through escrow of sufficient funds to cover the amount of the claim as alleged by the creditor. The parties shall review all claims, and the resolution or escrow by Seller to satisfy all claims filed, no later than May 18, 2022, and if Buyer, at its sole discretion, is satisfied that each asserted claim has been resolved by a writing signed by the creditor, or an acceptable escrow amount is deposited by Seller in its attorney’s trust account to cover all unreleased alleged claims, the parties shall proceed to closing of the asset purchase transaction on or before the Closing Date. If any creditors provide timely notice of a claim against Seller or the Purchased Assets, then as a condition precedent to closing the Seller and Owners shall reduce the Purchase Price or escrow additional funds with the Escrow Agent sufficient to fully satisfy all such asserted claims as determined by the Buyer at its reasonable discretion. If the aggregate funds on deposit with the Escrow Agent aggregating $3,976,000.00 are insufficient to satisfy in full the SBA Loan Obligation as set forth in the estoppels letter to be provided by the SBA/lender, then Owners shall deposit any additional funds as determined by the Escrow Agent as necessary to satisfy in full the outstanding SBA Loan Indebtedness then the Owners shall fund the additional deposit by five (5) business days before the Closing. Cuentas will deposit $1 Million into an escrow account while a definitive purchase and sale agreement.  If after execution of the APA, Seller and Owners fail to satisfy the conditions to closing, the Buyer at its sole discretion may terminate this APA with written notice to the Seller and the Owners and the Escrow Agents. Upon receipt of the written notice of termination as set forth immediately above, Seller’s Escrow Agent shall deposit from the Seller’s Escrow Funds the $250,000 liquidation damages in the registry of a court of competent jurisdiction in Westchester County, New York and commence an interpleader action naming the parties and affording them notice to appear to determine their respective rights in the $250,000 liquidation damages and promptly return the remaining Seller’s Escrow Funds, less the $250,000 liquidating damages, to the Seller and Buyer’s Escrow Agent may promptly return the Buyer’s Escrowed Funds to Buyer. If after execution of the APA, the Buyer fails to fund the Remaining Purchase Price, the Owners may terminate the APA with written notice to the Buyer and the Escrow Agents. Upon receipt of the written notice of termination as set forth immediately above, Buyer’s Escrow Agent shall deposit from the Buyer’s Escrow Funds the $250,000 liquidation damages in the registry of a court of competent jurisdiction in Miami-Dade County, Florida and commence an interpleader action naming the parties and affording them notice to appear to determine their respective rights in the $250,000 liquidation damages and promptly return the remaining Buyer’s Escrow Funds to the Buyer and Owners’ Escrow Agent may promptly return the Owners’ Escrowed Funds to Owners.

The parties stipulate that the $250,000 liquidating damages is an approximate estimate of the costs and expenses incurred by each party in pursuing this transaction and is intended solely as an estimate of reimbursable costs and expenses and is not intended to be a penalty. Venue for any dispute over whether a party properly terminated the APA shall be on the county where the $250,000 liquidation damages are on deposit in the court registry. In any such interpleader, the parties agree to that their respective Escrow Agent is authorized to accept service of the interpleader complaint and summons and they waive any right to a jury trial on any and all issues.

Seller and Owners and their officers and directors and all of its shareholders including Owners, separately and severally, agree that, for a period of two (2) years after closing, they will not, directly or indirectly, own, manage, operate, join in, control, or participate in the ownership, management, operation, or control of, or be connected with in any manner, any entity engaged in the business of Fintech and Telcom anywhere in the world.

On May 4, 2022 the Company deposited $1 Million into an escrow account as noted above. As of date, the Company did not sign the definitive Asset Purchase Agreement (APA), which is subject to Cuentas Board of Director approval.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q for the quarter ended March, 2022.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the three months ended March 31, 2022 totaled $394,000 compared to $225,000 for the three months ended March 31, 2021. The increase in the sales of General Purpose Reloadable Cards is mainly due to online marketing campaigns and other marketing initiatives.

Revenue by product for the three months ended March 31, 2022, and the three months ended March 31, 2021 are as follows:

	March 31, 2022	March 31, 2021
	(dollars in thousands)
Telecommunications	$175	$206
General Purpose Reloadable Cards	219	19
Total revenue	$394	$225

Costs of Revenue and Gross profit

Cost of revenues during the three months ended March 31, 2022 totaled $260,000 compared to $247,000 for the three months ended March 31, 2021.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $57,000 during the three months ended March 31, 2022 and $140,000 during the three months ended March 31, 2021.

Cost of revenue also consists of costs related to the sale of the Company’s GPR Card in the amount of $203,000 during the three months ended March 31, 2022 and $107,000 during the three months ended March 31, 2021.

Gross profit (loss) by product lines for three months ended March 31, 2022 and 2021 are as follows:

	March 31, 2022	March 31, 2021
	(dollars in thousands)
Telecommunications	$119	$66
General Purpose Reloadable Cards	15	(88)
Total revenue	$134	$(22)

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $3,742,000 during the three months ended March 31, 2022, compared to $1,590,000 during the three months ended March 31, 2021 representing a net increase of $ 2,152,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $ 3,289,000 during the three months ended March 31, 2022 compared to $1,138,000 during the three months ended March 31, 2021, representing a net increase of $2,151,000. Included in in the Selling, general and administrative expenses, Stock-based compensation and shares issued for services expenses amounted to $ 537,000 during the three months ended March 31, 2022 and $276,000 during the three months ended March 31, 2021. This increase was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company in the 2021 and 200,000 stock options to officer of the Company in the 2022. Such options can be exercised until, November 2, 2031. The increase in the other operating expenses is mainly due to an increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $50,000 to $175,000 during the three months ended March 31, 2022, and increase in our compensation and director fees in the approximate amount of $303,000 to $407,000 during the three months ended March 31, 2021.

Amortization of Intangible assets

Amortization of Intangible assets totaled $453,000 during the three months ended March 31, 2022 and 2021. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months which is approximately $453.000 per quarter.

Other Income

The Company recognized other expense of $1,000 during the three months ended March 31, 2022 compared to other expense of $63,000 during the three months ended March 31, 2021.

Net Income (Loss)

We incurred a net loss of $3,624,000 for the three-month period ended March 31, 2022, as compared to a net loss of 1,675,000 for the three-month period ended March 31, 2021 due to the increase in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2022, the Company had total current assets of $4,619,000, including $4,290,000 of cash, accounts receivables of $92,000, and other current assets of $192,000 and total current liabilities of 3,224,000,000 creating a working capital of $ 1,395,000.

As of December 31, 2021, the Company had total current assets of $6,780,000, including $6,607,000 of cash, accounts receivables of $11,000, and other current assets of $162,000 and total current liabilities of $ 2,719,000 creating a working capital of $4,061,000.

The decrease in our working capital deficit was mainly attributable to the decrease in our Cash and Cash equivalents in the amount of $2,272,000 due to our losses.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our General-Purpose Reloadable Cards will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the acquisition of the SDI’s assets, including the Black011.com domain and its network of approximately 31,600 bodegas. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term.

In the event that the Company does not obtain financing, the Company will not consummate the purchase of the SDI assets and may be required to curtail its business plan until financing is available.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2022, resulted in net cash used of $2,225,000. Net cash used in operating activities consisted of a net loss of $3,233,000, partially offset by non-cash expenses consisting of share-based compensation of $537,000 and amortization of intangible assets of $453,000. Changes in operating assets and liabilities generated cash of $6,000, resulting mainly from an increase in accounts receivable of $81,000, decrease in accrued expenses and other current liabilities of $137,000, decrease of $88,000 in deferred revenue which was mitigated by an increase in accounts payables of $245,000.

The Company’s operating activities for the three months ended March 31, 2021, resulted in net cash used of $3,356,000. Net cash used in operating activities consisted of a net loss of $1,675,000, partially mainly offset by non-cash expenses consisting of share-based compensation of $276,000 and amortization of intangible assets of $452,000. Changes in operating assets and liabilities utilized cash of $2,441,000, resulting mainly from an increase in accounts receivable of $40,000, decrease in accrued expenses and other current liabilities of $1,376,000, and a decrease in accounts payables of $952,000.

Cash Flows – Investing Activities

The Company’s investment activities for the three months ended March 31, 2022resulted in net cash used of $47,000 and net cash used of $47,000 for the same period in 2021.

Cash Flows – Financing Activities

The Company had no financing activities for the three months ended March 31, 2022. The Company’s financing activities for the three months ended March 31, 2021, resulted in net cash received of $9,658,000, consisting of $10,614,000 received from the sale of our common stock, partially offset by repayments of loans of $605,000 and repayments of $355,000 of loans from a related party.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 3 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, describes the significant accounting policies and methods used in the preparation of our financial statements.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2022, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2022. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15,000 but the total amount was not specified. The Company was served on December 7, 2018, with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50,000 paid to Defendants. The Company has hired an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled.  On or about April 27, 2022, the Company settled the Telco Cuba Inc. matter in consideration of a settlement amount of $32,000.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company continues to vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019. Cuentas has provided requested discovery and expects depositions to be scheduled shortly. As of March 31, 2022 the company accrued $300,000 due to this matter.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 5, 2022, we signed a Binding Letter of Intent (the “Original LOI”) with Mango Tel LLC (“Mango Tel”), SDI Black, and Sohel Kapadia and Saheda Kapadia (collectively the “Owners”), for the potential acquisition of 100% of the assets of Mango Tel LLC and SDI Black 011 for a purchase price of $3.2 million. On February 9, 2022, we signed an amended Binding Letter of Intent amending the Original LOI (collectively, the “LOI”) to reflect that we would only purchase SDI Black (and not purchase Mango Tel which determination was made following our initial due diligence review of Mango Tel) for a purchase price of $2.95 million. The LOI provides that we will deposit $2 million into an escrow account while a definitive purchase and sale agreement is drafted and negotiated. To date, we have not made this deposit into escrow and we do not currently expect to make this deposit (if at all) until the company obtains additional financing. Pursuant to the agreement, we will acquire substantially all of the assets of SDI Black, which also include Black Wireless MVNO, Black 011 Long distance platform and operations and the SDI Black distribution platform and network of over 31,000 bodegas and convenience stores (the “Purchased Assets”). We expect to form a company (“Newco”) into which all of the Purchased Assets shall be transferred following the. As part of the LOI, SDI Black and the Owners have agreed to apply the purchase price paid by us to amounts due to repay U.S. Small Business Administration (“SBA”) loans taken by SDI Black and the sellers shall pay an additional $1,000,000 towards repayment of additional SBA loans. We have also agreed to offer employment agreements to certain Fisk/SDI key employees.

On April 27, 2022, we signed the Second Amendment to Binding Letter of Intent (the “SA-LOI”) with the owners . The Second Amendment to Binding Letter of Intent provides that a definitive Asset Purchase Agreement (APA), subject to Cuentas Board of Director approval, will be signed by May 8, 2022 detailing the assets which will be acquired by Cuentas. It also provides that if the Board of Directors of Cuentas does not approve the APA, then “…the parties shall be released from any and all obligations thereunder including the termination penalty…”. The closing date for the APA shall under no circumstances be after May 20, 2022. Within 5 days after execution of this LOI, Cuentas will deposit $1 Million into an escrow account while a definitive purchase and sale agreement (the “Agreement”) is drafted and negotiated. On or before five (5) business days before the Closing Date, Cuentas shall pay into the escrow trust account of it’s Escrow Agent, the remaining Purchase Price of ONE MILLION NINE HUNDRED SEVENTY-SIX THOUSAND DOLLARS ($1,976,000, the “Remaining Purchase Price”). . At the Closing, Owners shall transfer one hundred percent (100%) of the Purchased Assets free and clear of any liens, claims, and encumbrances to Cuentas. On or before eight (8) business days following the execution of this Second Amendment by the parties, Owners shall pay into the escrow trust account of the Seller’s Escrow Agent, $1 Million to be held in trust under the terms and conditions of the Escrow Agreement as defined in the SA-LOI. On or before five (5) business days following the execution of the Second Amendment by the parties, the Escrow Agents shall obtain from the SBA a payoff estoppel letter setting forth the outstanding loan balance, including principal, interest and applicable charges due under the applicable SBA loan documents with a per diem interest amount that will allow the parties to calculate the payoff amount necessary to satisfy in full the indebtedness owed by Seller to the SBA (the “SBA Indebtedness”) and obtain a release of the recorded liens and security interest and UCC-1s, and wiring instructions setting forth the financial account that SBA where it wants the payoff funds transferred to at the Closing (“SBA Wiring Instructions”). On the Closing Date, the parties shall provide a written notice signed by all of the parties, directing the Escrow Agents to wire to the SBA $2,976,000 plus the $1,000,000 from the Owners, for a total of $3,976,000., to satisfy in full the SBA Indebtedness and obtain the release of any and all liens, claims, and encumbrances of the SBA against the Purchased Assets.

On April 29, 2022, we sent the standard form bulk sale notice to all creditors listed by owners setting forth the proposed sale and providing an address for creditors to make an inquiry or claim against the Seller or the assets of the Seller. It shall be the responsibility of the Seller and Owners to resolve any and all claims filed within the 20-day notice period (“Bulk Sale Notice”) either through a writing signed by the claimant releasing the Seller and the assets from any further claims, or through escrow of sufficient funds to cover the amount of the claim as alleged by the creditor. The parties shall review all claims, and the resolution or escrow by Seller to satisfy all claims filed, no later than May 18, 2022, and if Buyer, at its sole discretion, is satisfied that each asserted claim has been resolved by a writing signed by the creditor, or an acceptable escrow amount is deposited by Seller in its attorney’s trust account to cover all unreleased alleged claims, the parties shall proceed to closing of the asset purchase transaction on or before the Closing Date. If any creditors provide timely notice of a claim against Seller or the Purchased Assets, then as a condition precedent to closing the Seller and Owners shall reduce the Purchase Price or escrow additional funds with the Escrow Agent sufficient to fully satisfy all such asserted claims as determined by the Buyer at its reasonable discretion. If the aggregate funds on deposit with the Escrow Agent aggregating $3,976,000.00 are insufficient to satisfy in full the SBA Loan Obligation as set forth in the estoppels letter to be provided by the SBA/lender, then Owners shall deposit any additional funds as determined by the Escrow Agent as necessary to satisfy in full the outstanding SBA Loan Indebtedness then the Owners shall fund the additional deposit by five (5) business days before the Closing.

If after execution of the APA, Seller and Owners fail to satisfy the conditions to closing, the Buyer at its sole discretion may terminate this APA with written notice to the Seller and the Owners and the Escrow Agents. Upon receipt of the written notice of termination as set forth immediately above, Seller’s Escrow Agent shall deposit from the Seller’s Escrow Funds the $250,000 liquidation damages in the registry of a court of competent jurisdiction in Westchester County, New York and commence an interpleader action naming the parties and affording them notice to appear to determine their respective rights in the $250,000 liquidation damages and promptly return the remaining Seller’s Escrow Funds, less the $250,000 liquidating damages, to the Seller and Buyer’s Escrow Agent may promptly return the Buyer’s Escrowed Funds to Buyer. If after execution of the APA, the Buyer fails to fund the Remaining Purchase Price, the Owners may terminate the APA with written notice to the Buyer and the Escrow Agents. Upon receipt of the written notice of termination as set forth immediately above, Buyer’s Escrow Agent shall deposit from the Buyer’s Escrow Funds the $250,000 liquidation damages in the registry of a court of competent jurisdiction in Miami-Dade County, Florida and commence an interpleader action naming the parties and affording them notice to appear to determine their respective rights in the $250,000 liquidation damages and promptly return the remaining Buyer’s Escrow Funds to the Buyer and Owners’ Escrow Agent may promptly return the Owners’ Escrowed Funds to Owners.

The parties stipulate that the $250,000 liquidating damages is an approximate estimate of the costs and expenses incurred by each party in pursuing this transaction and is intended solely as an estimate of reimbursable costs and expenses and is not intended to be a penalty. Venue for any dispute over whether a party properly terminated the APA shall be on the county where the $250,000 liquidation damages are on deposit in the court registry. In any such interpleader, the parties agree to that their respective Escrow Agent is authorized to accept service of the interpleader complaint and summons and they waive any right to a jury trial on any and all issues.

Seller and Owners and their officers and directors and all of its shareholders including Owners, separately and severally, agree that, for a period of two (2) years after closing, they will not, directly or indirectly, own, manage, operate, join in, control, or participate in the ownership, management, operation, or control of, or be connected with in any manner, any entity engaged in the business of Fintec and Telcom anywhere in the world.

On February 2, 2022 the Company and Anthony H. Meadows entered into an employment agreement (the “Meadows Employment Agreement”), pursuant to which Mr. Meadows agreed to serve as the Company’s new Chief Operating Officer. The Employment Agreement commenced and became effective as of February 2, 2022, and shall continue at will for no specific term. Pursuant to the terms of the Employment Agreement, Mr. Meadows will receive an annual base salary of two hundred forty thousand dollars ($240,000) per year, and will be eligible for an annual incentive payment of up to one hundred percent (100%) of his base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s CEO. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with Mr. Meadows’s entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the CEO. Pursuant to the terms of the Employment Agreement, if earned, Mr. Meadows shall be paid in full during the first quarter following the relevant performance calendar year period. Pursuant to the terms of the Meadows Employment Agreement, the Company shall issue to Mr. Meadows an option to purchase up to an aggregate of two hundred thousand (200,000) shares of Common Stock; in accordance with the following terms: i. Exercise Price: the closing price of the Company’s common stock as of the last Board of Directors meeting on November 3rd, 2021 ($2.80) and approved at the Annual Shareholder Meeting on December 15th, 2021. ii. Vesting: the option to purchase up to Fifty Thousand (50,000) shares of common stock shall vest on the date this Agreement is fully executed. The option to purchase an additional Fifty (50,000) shares of common stock shall vest on the first, second and third anniversary of grant date, so long as Employee is employed by the Company on that date. iii. Tax Treatment: this stock option inducement shall be treated as an incentive stock option up to IRS limits and any remaining portion shall be treated as a non-qualified option. Under the Employment Agreement, Mr. Meadows is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and non-disparagement, among others. The Employment Agreement is governed by the laws of the State of Florida. The Employment Agreement may be terminated by the Company for cause or without cause, and by Mr. Meadows for good reason or without good reason, as such terms are defined under the Employment Agreement.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

10.1	Binding letter of intent	Exhibit 10.1 Form 8-K filed at January 11, 2022
10.2	Employment Agreement, dated as of February 2, 2022, by and between Cuentas, Inc. and Anthony H. Meadows	Exhibit 10.1 Form 8-K filed at February 8, 2022
10.3	Second & First Amendments to binding letter of intent	Exhibit 10.1 Form 8-K filed at May 3, 2022

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: May 16, 2022	By:	/s/ Jeffery D. Johnson
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer