Form 10-Q
period 2022-06-30
Cuentas Inc.
filed 2022-08-15
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: JUNE 30, 2022

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

800 - 611-3622

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 15, 2022, the issuer had 16,720,690 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF june 30, 2022

i

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	1,798	6,607
Accounts Receivables, net	129	11
Other current assets	99	162
Total current assets	2,026	6,780

Property and Equipment, net	9	2
Investment in unconsolidated Entities	902	38
Intangible assets	4,533	5,438
Total assets	7,470	12,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	1,919	810
Other accounts liabilities	990	1,126
Deferred revenue	524	683
Notes and Loan payable	103	97
Stock based liabilities	1	3
Total current liabilities	3,537	2,719

Other long-term loans	89	89

TOTAL LIABILITIES	3,626	2,808

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 15,065,690 issued and outstanding as of June 30, 2022 and 14,965,690 December 31, 2021, respectively	15	15
Additional paid in capital	48,858	47,654
Accumulated deficit	(45,029)	(38,219)
Total stockholders’ equity	3,844	9,450
Total liabilities and stockholders’ equity	7,470	12,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUE	670	155	1,064	380

COST OF REVENUE	615	23	875	270

GROSS PROFIT (LOSS)	55	132	189	110

OPERATING EXPENSES

Amortization of Intangible assets	452	453	905	905
Selling, General and Administrative	2,744	1,673	6,033	2,811
TOTAL OPERATING EXPENSES	3,196	2,126	6,938	3,716

OPERATING LOSS	(3,141)	(1,994)	(6,749)	(3,606)

OTHER EXPENSES
Other Income (loss)	(32)	(50)	(32)	3
Interest expense	(3)	-	(4)	(172)
Gain from Change in fair value of stock-based liabilities	1	43	1	99
TOTAL OTHER EXPENSES	(34)	(7)	(35)	(70)

NET LOSS BEFORE EQUITY LOSSES	(3,175)	(2,001)	(6,784)	(3,676)

Equity losses in non-consolidated entity	(11)	-	(26)	-
NET LOSS	(3,186)	(2,001)	(6,810)	(3,676)

Net loss per basic and diluted share	(0.21)	(0.15)	(0.45)	(0.29)
Weighted average number of basic and diluted common shares outstanding	15,047,212	13,438,215	15,006,899	12,878,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	14,965,690	15	47,654	(38,219)	9,450

Shares issued for services and for employees	100,000	-	1,204	-	1,204
Net income for the period ending June 30, 2022	-	-	-	(6,810)	(6,810)
Balance as of June 30, 2022	15,065,690	$15	$48,858	$(45,029)	$3,844

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of April 1, 2022	14,965,690	15	48,191	(41,843)	6,363

Shares issued for services and for employees	100,000	-	667	-	667
Net income for the period ending June 30, 2022	-	-	-	(3,186)	(3,186)
Balance as of June 30, 2022	15,065,690	$15	$48,858	$(45,029)	$3,844

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance as of December 31, 2020	10,590,491	11	28,411	(27,491)	931

Issuance of Shares of Common Stock, net of issuance expenses **	2,790,697	3	10,611	-	10,614
Issuance of Warrants		-	4	-	4
Shares issued for services and for employees	73,334	*	324	-	324
Shares issued due to exercise of Warrants, net of issuance expenses ***	298,500	*	1,204	-	1,204
Shares issued due to conversion of Convertible Note	30,233	*	81	-	81
Return of Commitment Shares	(43,525)	*
Roundup Differences due to Reverse Split	17	*
Net income for the period ending June 30, 2021	-	-	-	(3,676)	(3,676)
Balance as of June 30, 2021	13,739,747	$14	$40,635	$(31,167)	$9,482

*	Less than $1.
**	Issuance expenses totaled to $1,386
***	Issuance expenses totaled to $103

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of April 1, 2021	13,411,014	14	39,340	(29,166)	10,188

Shares issued due to exercise of Warrants, net of issuance expenses **	298,500	*	1,204	-	1,204
Issuance of warrants	*	-	4		4
Shares issued for services and for employees		-	6	-	6
Shares issued due to conversion of Convertible Note	30,233	-	81		81
Net income for the period ending June 30, 2021	-	-	-	(2,001)	(2,001)
Balance as of June 30, 2021	13,739,747	$14	$40,635	$(31,167)	$9,482

*	Less than $1.
**	Issuance expenses totaled to $103

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2022	2021

Cash Flows from Operating Activities:
Net income (loss) before non-controlling interest	(6,810)	(3,676)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	1,204	286
Equity losses in non-consolidated entity	26	-
Loss on fair value of marketable securities	-	(1)
Interest on loans	6	88
Gain from change in on fair value of stock-based liabilities	(2)	(50)
Depreciation and amortization expense	905	905
Changes in Operating Assets and Liabilities:
Accounts receivable	(351)	(13)
Other receivables	63	(317)
Accounts payable	1,109	(964)
Other Accounts payable	(136)	(1,084)
Related parties, net	-	44
Deferred revenue	(159)	6
Net Cash Used by Operating Activities	(4,145)	(4,776)

Cash Flows from Investing Activities:
Purchase of Intangible Asset	-	(47)
Investment in non-consolidated entity in non-consolidated entity	(657)	-
Purchase of equipment	(7)	-
Net Cash used for Investing Activities	(664)	(47)

Cash Flows from Financing Activities:
Related party, net	-	(355)
Proceeds from issuance of common stock due to exercise of warrants	-	1,307
Repayment of loans	-	(730)
Proceeds from issuance of common stock, net of issuance expense	-	10,614
Proceeds from issuance of warrants	-	4
Net Cash Provided by Financing Activities	-	10,840

Net Increase (decrease) in Cash	(4,809)	6,017
Cash at Beginning of Period	6,607	227
Cash at End of Period	1,798	6,244

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	-	81
Investment in non-consolidated entity in non-consolidated entity against accounts receivables	233	-
Issuance fee with connection to issuance of common stock due to exercise of warrants	-	103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services. Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of GPR cards targeted towards the Latin American market.

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”),Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company also owns 50% of CUENTASMAX LLC which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000. The Company also has the right to close on the potential acquisition of the remaining 80.01% of the membership interests of Cuentas SDI within 60 days (with a potential 30 day extension, the “Potential Acquisition Period”) in exchange for a purchase price of an additional $2,459,000. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI.  The MIPA further provides that during the Potential Acquisition Period, the Company will invoice and Cuentas SDI will pay invoices on a seven-net-ten day basis and during this same period, Cuentas SDI will allow the Company to realize 40% of the Cuentas SDI gross revenues and reflect 40% of the gross revenues on its books and records.The MIPA contains a number of representations and warranties by each of the parties thereto which we believe are customary for transactions similar to the transactions contemplated by the MIPA. The 60 day option to acquire the remaining 80.01% of the membership interests of Cuentas SDI expired on July 27, 2022.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2022, the Company had approximately $1,798 in cash and cash equivalents, approximately $1,511 in negative working capital and an accumulated deficit of approximately $45,029. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ending December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended June 30, 2022:

Deferred Revenue
Balance at December 31, 2021	$683
Change in deferred revenue	(159)
Balance at June 30, 2022	$524

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $524 as of June 30, 2022, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Balance as of June 30, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	1	-	-	1
Total liabilities	1	-	-	1

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	3	-	-	3
Total liabilities	3	-	-	3

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30, 2022:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2021	1,585,200	$3.69
Granted	400,000	2.80
Forfeited	-	-
Outstanding, June 30, 2022	1,985,200	$3.51

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

The following table discloses information regarding outstanding and exercisable options at June 30, 2022:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	0.74	79,200	$14.35
7.50	36,000	7.50	1.21	36,000	7.50
5.23	20,000	5.23	1.74	20,000	5.23
2.80	1,850,000	2.80	9.38	800,000	2.80
	1,985,200	$3.69	9.09	935,200	$4.01

On May 17, 2022, the Company issued 200,000 options to its two members of the board of the Directors of the Company. The options carry an exercise price of $2.80 per share. half of the options vested on May17, 2022 and the balance shall vest on the first anniversary of grant date, so long as they engaged by the Company on that date. The Options are exercisable until May 17, 2032. The Company has estimated the fair value of such options at a value of $134 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	0.67
Dividend yield	0%
Risk-free interest rate	2.98%
Expected term (years)	10
Expected volatility	480%

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances at June 30, 2022 and December 31, 2021 consisted of the following:

Related party payables

	June 30, 2022	December 31, 2020
	(dollars in thousands)

(a) Due to Cima Telecom Inc.	$746	552
Total Due to related parties	$746	$552

(a)	Composed of annual fees in the amount of $700 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date, $16 for software development services and $30 for the consulting services. Refer to Note 8

Related party transactions

	6 months ends at June 30, 2022	6 months ends at June 30, 2021
	(dollars in thousands)

Carol Pepper (b)	40	-
Cima Telecom Inc. (a)	$878	292
	$918	$292

(a)	Composed of periodic fees in the amount of $700 thousand for the maintenance and support services in accordance with the software maintenance agreement for the first half of the third calendar year and $250 for the first half of the second calendar year from the effective date of the agreement, $178 thousand for software development services during the first half of 2022 and 12$ thousand for software development services during the first half of 2021 and $30 thousand for the consulting services for the first quarter of 2021. Please refer to note 8.

(b)	Composed of consulting fee for the first half of 2022 in additional to the directorship fees.

	3 months ends at June 30, 2022	3 months ends at June 30, 2021
	(dollars in thousands)

Carol Pepper (b)	40	-
Cima Telecom Inc. (a)	$559	246
	$599	$246

(a)	Composed of periodic fees in the amount of $525 thousand for the maintenance and support services in accordance with the software maintenance agreement for the second quarter of the third calendar year and $125 for the second quarter of the second calendar year from the effective date of the agreement, $34 thousand for software development services during the second quarter of 2022 and 121$ thousand for software development services during the second quarter of 2021. Please refer to note 8.

(b)	Composed of consulting fee for the second quarter of 2022 in additional to the directorship fees.

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

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10on January 2, 2017 and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108. JP Carey and the Company filed motions for a summary judgment. On June 23, 2020, the case was transferred to the Business Court at the request of the Superior Court Judge previously assigned to the case. Judge Ellerbe from the Business Court has been assigned as the new judge. On October 1, 2020, the court granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $141 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s respondent brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. JP Carey’s petition to the Georgia Supreme Court for a writ of certiorari remains pending and is fully briefed as of January 14, 2022. On May 5, 2022 the Georgia Supreme Court denied JP Carey’s petition. On or about July 20, 2022 the parties settled the Company’s claim regarding attorney fees and costs for the amount of $40.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement, the undersigned recommends a litigation reserve of $200 to $300 thousand. As of June 30, 2022 the company accrued $300 thousand due to this matter.

On May 25, 2022, the Company received a notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The notice provides that Cuentas has failed to pay $700,000 of maintenance and pass-through fees that CIMA alleges are owed under the License Agreement and also afforded Cuentas the required sixty-day period (through July 24, 2022) to cure the default as provided under the License Agreement. Cuentas disagrees with the amount owed under the License Agreement. Please refer to Note 8,

On April 1, 2021 the Company executed a lease for office space effective April 1, 2021. The lease requires monthly rental payments of $7.

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

Revenue by product for the six months ended June 30, 2022, and the six months ended June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Telecommunications	$318	$353
General Purpose Reloadable Cards	746	27
Total revenue	$1,064	$380

Gross profit (loss) by product for the six months ended June 30, 2022, and the six months ended June 30, 2021 are as follows:

	June 30, 2022	June 3031, 2021
	(dollars in thousands)
Telecommunications	$200	$149
General Purpose Reloadable Cards	(11)	(39)
Total revenue	$189	$110

Revenue by product for the three months ended June 30, 2022, and the three months ended June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Telecommunications	$143	$147
General Purpose Reloadable Cards	527	8
Total revenue	$670	$155

Gross profit (loss) by product for the three months ended June 30, 2022, and the three months ended June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Telecommunications	$81	$83
General Purpose Reloadable Cards	(26)	49
Total revenue	$55	$132

Long lived assets by product for June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$-	$-
General Purpose Reloadable Cards	4,500	5,400
Total revenue	$4,500	$5,400

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 8 – SUBSEQUENT EVENTS

On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik, Inc. (“Knetik”) and Auris, LLC, (“Auris” ) executed a Settlement Agreement and General Release (“Settlement Agreement”) which resolves the issues related to the July 8, 2022 notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements (collectively, the “License Agreement”) by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC.

The Parties executed Mutual General Releases and the settlement terms are as follows:

In exchange for the consideration provided in the Settlement Agreement, (1) Cuentas paid CIMA $350,000.00 on August 2, 2022 and (2) on or before 5:00 p.m New York City time, on August 15, 2022, Cuentas will pay CIMA the balance of the Unpaid Fees ($420,239.78) by wire transfer (3) Cuentas will a period of 30 days from execution date, the exclusive right to facilitate a third party (including to current shareholders and directors of Cuentas) purchase (without markup or broker fee) of, all of the shares of Cuentas held by CIMA at the higher of: (i) the average per share trading price for the three day average before notice in writing is provided by Cuentas of the intent to purchase CIMA’s Cuentas shares, or (ii) the minimum price of $0.50 per share on or before 5:00 p.m. New York City time, on August 31, 2022 pursuant to a purchase agreement delivered by and acceptable to CIMA without any changes thereto (provided, that CIMA shall not be required to provide any representations or warranties other than fundamental warranties related to (a) organization and good standing, (b) power and authority to undertake the transaction and (c) ownership of such shares, and ordinary representations and warranties that the Cuentas shares are being transferred free and clear of any liens, claims, or encumbrances); and (iv) on or before 5:00 p.m. New York City time, on August 2, 2022, Cuentas shall, and shall cause (x) Dinar Zuz, LLC, (y) Michael De Prado and (z) Arik Maimon to provide signed waiver letters, expressly waiving any right of first refusal and co-sale rights granted in their favor under that certain letter agreement, dated December 31, 2019, by and among CIMA, Dinar Zuz, LLC, Michael Del Prado and Arik Maimon, and (y) CIMA agrees: (i) to restore immediately Cuentas’s access to the Platform upon receipt of the $350,000.00 payment ; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in Section 6 of the agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide Cuentas’ customer data to Cuentas through the end of the limited license term described below in Section 6 of the agreement; (iii) deliver to Cuentas the Source Code (as that term is defined in paragraph 1.18 of the License Agreement) relating to Out-Of-Scope Services, and as further detailed in Section 6 of the agreement; (iv) not enforce its rights under the Side Letter (as that term is defined in the paragraph 1.1 of the Purchase Agreement) through and including August 31, 2022, and (v) shall not transfer, sell, or encumber its Cuentas shares through and including August 31, 2022, except as permitted herein. Cuentas acknowledges and agrees that the amount of Unpaid Fees ($770,239.78) is valid and outstanding, and waives any right to dispute them. If Cuentas fails to comply with any term of this Settlement Agreement, in addition to the Stipulated Judgment described in Section 5 of the agreement, the limited license set forth in Section 6 and any of CIMA’s obligations under this Settlement Agreement shall become null and CIMA shall have the right to shut off Cuentas access to the Platform without notice. The Settlement Agreement also provides for mutual general releases by Cuentas for the benefit of CIMA and by CIMA for the benefit of Cuentas of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between Cuentas and CIMA.

On August 4, 2022, the Company, entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 1,655,000 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 2,569,044 shares of Common and warrants to purchase up to 4,224,044 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $0.71022 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $0.71012. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.59 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and six months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, are approximately $3.0 million. On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement.

Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 295,683 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $0.8878 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, and in this Quarterly Report on Form 10-Q for the quarter ended June, 2022.

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

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000. The Company also has the right to close on the potential acquisition of the remaining 80.01% of the membership interests of Cuentas SDI within 60 days (with a potential 30 day extension, the “Potential Acquisition Period”) in exchange for a purchase price of an additional $2.459,000. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI.  The MIPA further provides that during the Potential Acquisition Period, the Company will invoice and Cuentas SDI will pay invoices on a seven-net-ten day basis and during this same period, Cuentas SDI will allow the Company to realize 40% of the Cuentas SDI gross revenues and reflect 40% of the gross revenues on its books and records.The MIPA contains a number of representations and warranties by each of the parties thereto which we believe are customary for transactions similar to the transactions contemplated by the MIPA. The 60-days option to acquire the remaining 80.01% of the membership interests of Cuentas SDI expired on July 27, 2022.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the six months ended June 30, 2022 totaled $1,064,000 compared to $380,000 for the six months ended June 30, 2021. The increase in the sales of General-Purpose Reloadable Cards is mainly due to online marketing campaigns and other marketing initiatives.

Revenue by product for the six months ended June 30, 2022, and the six months ended June 30, 2022 are as follows:

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Telecommunications	$318	$353
General Purpose Reloadable Cards	746	27
Total revenue	$1,064	$380

Costs of Revenue and Gross profit

Cost of revenues during the six months ended June 30, 2022 totaled $869,000 compared to $380,000 for the six months ended June 30, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $118,001 during the six months ended June 30, 2022 and $270,000 during the six months ended June 30, 2021.

Cost of revenue also consists of costs related to the sale of the Company’s GPR Card in the amount of $751,000 during the six months ended June 30, 2022 and $115,000 during the six months ended June 30, 2021.

Gross profit (loss) by product lines for six months ended June 30, 2022, and 2021 are as follows:

	June 30, 2022	June 3031, 2021
	(dollars in thousands)
Telecommunications	$200	$149
General Purpose Reloadable Cards	(11)	(39)
Total revenue	$189	$110

The gross loss stemmed from the lower margins of since most of the sales derived from the sale of digital products with minimal gross margins in both periods.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $6,938,000 during the six months ended June 30, 2022, compared to $3,716,000 during the six months ended June 30, 2021 representing a net increase of $3,222,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $6,033,000 during the six months ended June 30, 2022 compared to $2,811,000 during the six months ended June 30, 2022, representing a net increase of 3,222,000. Included in in the Selling, general and administrative expenses, Stock-based compensation amounted to $1,094,000 and shares issued for services expenses amounted to $110,000 during the six months ended June 30, 2022 compared to $286,000 during the six months ended June 30, 2021. This increase was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company in the 2021 and 400,000 stock options to officer and directors of the Company in the 2022. Such options can be exercised until 2032. The increase in the other operating expenses is mainly due to an increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $100,000 to $700,000 during the six months ended June 30, 2022 due to the settlement agreement with CIMA, increase in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $115,000 to $375,000 during the six months ended June 30, 2022, increase in our compensation and director fees in the approximate amount of $471,000 to $1,064,000 and increase of approximately of $944,000 in our selling and marketing expenses during the six months ended June 30, 2022.

Amortization of Intangible assets

Amortization of Intangible assets totaled $905,000 during the six months ended June 30, 2022 and 2021. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months which is approximately $453,000 per quarter.

Other Income

The Company recognized other expense of $34,000 during the six months ended June 30, 2022 compared to other expense of $70,000 during the six months ended June 30, 2021.

Net Income (Loss)

We incurred a net loss of $6,810,000 for the six months ended June 30, as compared to a net loss of 3,676,000 for the six months ended June 30, 2022 due to the increase in selling and general administrative expenses as described above.

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the three months ended June 30, 2022 totaled $,000 compared to $155,000 for the three months ended June 30, 2021. The increase in the sales of General Purpose Reloadable Cards is mainly due to online marketing campaigns and other marketing initiatives.

Revenue by product for the three months ended June 30, 2022, and the three months ended June 30, 2021 are as follows:

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Telecommunications	$143	$147
General Purpose Reloadable Cards	527	8
Total revenue	$670	$155

Costs of Revenue and Gross profit

Cost of revenues during the three months ended June 30, 2022 totaled $615,000 compared to $32,000 for the three months ended June 30, 2021.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $62,000 during the three months ended June 30, 2022 and $64,000 during the three months ended June 30, 2021.

Cost of revenue also consists of costs related to the sale of the Company’s GPR Card in the amount of $553,000 during the three months ended June 30, 2022 and $57,000 during the three months ended June 30, 2021.

Gross profit (loss) by product lines for three months ended June 30, 2022 and 2021 are as follows:

	June 30, 2022	June 30, 2021
	(dollars in thousands)
Telecommunications	$81	$83
General Purpose Reloadable Cards	(26)	49
Total revenue	$55	$132

The gross loss stemmed from the lower margins of since most of the sales derived from the sale of digital products with minimal gross margins in both periods.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $3,196,000 during the three months ended June 30 2022, compared to $2,126,000 during the three months ended June 30, 2021 representing a net increase of $1,070,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $2,744,000 during the three months ended June 30, 2022 compared to $1,673,000 during the three months ended June 30, 2021, representing a net increase of $1,071,000. Included in in the Selling, general and administrative expenses, Stock-based compensation and shares issued for services expenses amounted to $659,000 during the three months ended June 30, 2022 and $32,000 during the three months ended June 30, 2021. This increase was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company in the 2021 and 400,000 stock options to officer and directors of the Company in the 2022. Such options can be exercised until, 2032.

The increase in the other operating expenses is mainly due to an increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $50,000 to $175,000 during the three months ended June 30, 2022, increase in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $105,000 to $225,000 during the three months ended June 30, 2022, and decrease in our compensation and director fees in the approximate amount of $84,000 to $506,000 during the three months ended June 30, 2021 and increase of approximately of $29,000 in our selling and marketing expenses during the three months ended June 30, 2022.

Amortization of Intangible assets

Amortization of Intangible assets totaled $453,000 during the three months ended June 30, 2022 and 2021. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months which is approximately $453,000 per quarter.

Other Income

The Company recognized other expense of $33,000 during the three months ended June 30, 2022 compared to other expense of $7,000 during the three months ended June 30, 2021.

Net Income (Loss)

We incurred a net loss of $3,186,000 for the three-month period ended June 30, 2022, as compared to a net loss of 2,001,000 for the three-month period ended June 30, 2021due to the increase in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2022, the Company had total current assets of $2,026,000, including $1,798,000 of cash, accounts receivables of $129,000, and other current assets of $99,000 and total current liabilities of 3,537,000 creating a working capital deficit of $1,511,000.

As of December 31, 2021, the Company had total current assets of $6,780,000, including $6,607,000 of cash, accounts receivables of $11,000, and other current assets of $162,000 and total current liabilities of $2,719,000 creating a working capital of $4,061,000.

The decrease in our working capital deficit was mainly attributable to the decrease in our Cash and Cash equivalents in the amount of $4,809,000 due to our losses.

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

As of June 30, 2022, the Company had approximately $1,798 thousand in cash and cash equivalents, approximately $1,511 in negative working capital and an accumulated deficit of approximately $45,029 thousand . These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On August 4, 2022, the Company, sold an aggregate of 1,655,000 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 2,569,044 shares of Common and warrants to purchase up to 4,224,044 shares of Common Stock in consideration of $3.0 million. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, are approximately $2.7 million. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2022, resulted in net cash used of $4,145,000. Net cash used in operating activities consisted of a net loss of $6,786,000, partially offset by non-cash expenses consisting of share-based compensation of $1,196,000 and amortization of intangible assets of $905,000. Changes in operating assets and liabilities generated cash of $510,000, resulting mainly from an increase in accounts payables of $1,093,000 which was mitigated in an increase of in accounts receivables of $351,000.

The Company’s operating activities for the six months ended June 30, 2021, resulted in net cash used of $4,776,000. Net cash used in operating activities consisted of a net loss of $3,676,000, partially mainly offset by non-cash expenses consisting of share-based compensation of $286,000 and amortization of intangible assets of $905,000. Changes in operating assets and liabilities utilized cash of $2,328,000, resulting mainly from an increase in accounts receivable of $13,000, decrease in accrued expenses and other current liabilities of $1,084,000, and a decrease in accounts payables of $964,000.

Cash Flows – Investing Activities

The Company’s investment activities for the six months ended June 30, resulted in net cash used of $664,000 and net cash used of $47,000 for the same period in 2021. The increase was mainly due to the investment in Cuentas SDI LLC.

Cash Flows – Financing Activities

The Company had no financing activities for the six months ended June 30, 2022. The Company’s financing activities for the six months ended June 30, 2021, resulted in net cash received of $10,840,000, consisting of $10,614,000 received from the sale of our common stock and $1,307,000 from the issuance of shares due to exercise of warrants, partially offset by repayments of loans of $605,000 and repayments of $355,000 of loans from a related party.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2022, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended June 30, 2022. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 20, 2017, a complaint was filed by J. P. Carey Enterprises, Inc. (“JP Carey”) alleging a claim for $473,000 related to Franjose Yglesias-Bertheau, a former Vice President of PLKD. Even though the Company made the agreed payment of $10,000 on January 2, 2017, and issued 6,001 shares of Common Stock as conversion of the $70,000 note as agreed in its settlement agreement, JP Carey alleges damages that the Company claims are without merit because JP Carey received full compensation as agreed. The Company is in the process of defending itself against these claims. The Company has not accrued losses related to this claim due to the early stages of litigation. On January 29, 2019, the Company was served with another complaint by JP Carey claiming similar issues as to the previous complaint, with the new claimed damages totaling $1,108,037.85. JP Carey and the Company filed motions for a summary judgment. On October 1, 2020, the Superior Court of Fulton County, State of Georgia granted the Company’s motion for summary judgment and denied JP Carey’s motion for summary judgment. On October 30, 2020, JP Carey filed a notice of appeal to the trial court’s October 1 and 7, 2020 orders granting summary judgment in favor of the Company. The briefing in the appeal was completed during the first quarter of 2021. Oral argument held on April 13, 2021 but no decision has been rendered yet. On November 16, 2020, the Company filed a motion seeking payment from JP Carey of $140,970.82 in attorney fees and costs accrued as of November 13, 2020. JP Carey’s responded brief was filed on or about December 21, 2020 and thereafter the Company filed its reply. JP Carey’s petition to the Georgia Supreme Court for a writ of certiorari remains pending and is fully briefed as of January 14, 2022. On May 5, 2022 the Georgia Supreme Court denied JP Carey’s petition. On or about July 20, 2022 the parties settled the Company’s claim regarding attorney fees and costs for the amount of $40,000.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company continues to vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019. Cuentas has provided requested discovery and expects depositions to be scheduled shortly. As of June 30, 2022 the company accrued $300,000 due to this matter.

On May 25, 2022, the Company received a notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The notice provides that Cuentas has failed to pay $700,000 of maintenance and pass-through fees that CIMA alleges are owed under the License Agreement and also afforded Cuentas the required sixty-day period (through July 24, 2022) to cure the default as provided under the License Agreement. Cuentas disagrees with the amount owed under the License Agreement. On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik, Inc. (“Knetik”) and Auris, LLC, (“Auris” ) executed a Settlement Agreement and General Release (“Settlement Agreement”) which resolves the issues related to the July 8, 2022 notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements (collectively, the “License Agreement”) by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The Parties have signed Mutual General Releases and the settlement terms are as follows: In exchange for the consideration provided in the Settlement Agreement, (1) Cuentas paid CIMA $350,000.00 on August 2, 2022 and (2) on or before 5:00 p.m New York City time, on August 15, 2022, Cuentas will pay CIMA the balance of the Unpaid Fees ($420,239.78) by wire transfer (3) will have a period of 30 days from execution date, the exclusive right to facilitate a third party (including to current shareholders and directors of Cuentas) purchase (without markup or broker fee) of, all of the shares of Cuentas held by CIMA at the higher of: (i) the average per share trading price for the three day average before notice in writing is provided by Cuentas of the intent to purchase CIMA’s Cuentas shares, or (ii) the minimum price of $0.50 per share on or before 5:00 p.m. New York City time, on August 31, 2022 pursuant to a purchase agreement delivered by and acceptable to CIMA without any changes thereto (provided, that CIMA shall not be required to provide any representations or warranties other than fundamental warranties related to (a) organization and good standing, (b) power and authority to undertake the transaction and (c) ownership of such shares, and ordinary representations and warranties that the Cuentas shares are being transferred free and clear of any liens, claims, or encumbrances); and (iv) on or before 5:00 p.m. New York City time, on August 2, 2022, Cuentas shall, and shall cause (x) Dinar Zuz, LLC, (y) Michael De Prado and (z) Arik Maimon to provide signed waiver letters, expressly waiving any right of first refusal and co-sale rights granted in their favor under that certain letter agreement, dated December 31, 2019, by and among CIMA, Dinar Zuz, LLC, Michael Del Prado and Arik Maimon, and (y) CIMA agrees: (i) to restore immediately Cuentas’s access to the Platform upon receipt of the $350,000.00 payment ; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in Section 6 of the agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide Cuentas’ customer data to Cuentas through the end of the limited license term described below in Section 6 of the agreement; (iii) deliver to Cuentas the Source Code (as that term is defined in paragraph 1.18 of the License Agreement) relating to Out-Of-Scope Services, and as further detailed in Section 6 of the agreement; (iv) not enforce its rights under the Side Letter (as that term is defined in the paragraph 1.1 of the Purchase Agreement) through and including August 31, 2022, and (v) shall not transfer, sell, or encumber its Cuentas shares through and including August 31, 2022, except as permitted herein. Cuentas acknowledges and agrees that the amount of Unpaid Fees ($770,239.78) is valid and outstanding, and waives any right to dispute them. If Cuentas fails to comply with any term of this Settlement Agreement, in addition to the Stipulated Judgment described in Section 5 of the agreement, the limited license set forth in Section 6 and any of CIMA’s obligations under this Settlement Agreement shall become null and CIMA shall have the right to shut off Cuentas access to the Platform without notice. The Settlement Agreement also provides for mutual general releases by Cuentas for the benefit of CIMA and by CIMA for the benefit of Cuentas of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between Cuentas and CIMA.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 4, 2022, the Company, entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 1,655,000 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 2,569,044 shares of Common and warrants to purchase up to 4,224,044 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $0.71022 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $0.71012. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.59 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and six months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, are approximately $3.0 million. On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement.

Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC (the “Placement Agent’) was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 295,683 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $0.8878 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000. The Company also has the right to close on the potential acquisition of the remaining 80.01% of the membership interests of Cuentas SDI within 60 days (with a potential 30 day extension, the “Potential Acquisition Period”) in exchange for a purchase price of an additional $2.459,000. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI.  The MIPA further provides that during the Potential Acquisition Period, the Company will invoice and Cuentas SDI will pay invoices on a seven-net-ten day basis and during this same period, Cuentas SDI will allow the Company to realize 40% of the Cuentas SDI gross revenues and reflect 40% of the gross revenues on its books and records. The MIPA contains a number of representations and warranties by each of the parties thereto which we believe are customary for transactions similar to the transactions contemplated by the MIPA.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

4.1	Form of Common Stock Warrant	Form 8-K filed at August 9, 2022
4.2	Form of Pre Funded Warrant	Form 8-K filed at August 9, 2022
4.3	Form of Placement Agent Warrant	Form 8-K filed at August 9, 2022
10.1	Form of Securities Purchase Agreement dated August 4, 2022 between the Company and the Purchaser	Form 8-K filed at August 9, 2022
10. 2	Form of Registration Rights Agreement dated August 4, 2022 between the Company and the Purchaser	Form 8-K filed at August 9, 2022
10.3	Form of Engagement Agreement dated August 3, 2022 between the Company and the Placement Agent.	Form 8-K filed at August 9, 2022
10.1	Settlement Agreement and General Release	Form 8-K filed at August 4, 2022
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: August 15, 2022	By:	/s/ Jeffery D. Johnson
Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer