Form 10-Q
period 2022-09-30
Cuentas Inc.
filed 2022-11-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: SEPTEMBER 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14 2022, the issuer had 16,720,690 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF september 30, 2022

i

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	September 30, 2022	December 31, 2021
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2,108	6,607
Accounts Receivables, net	264	11
Other current assets	57	162
Total current assets	2,429	6,780

Property and Equipment, net	9	2
Investment in unconsolidated Entities	892	38
Intangible assets	4,080	5,438
Total assets	7,410	12,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	1,216	810
Other accounts liabilities	990	1,126
Deferred revenue	407	683
Notes and Loan payable	106	97
Stock based liabilities	1	3
Total current liabilities	2,720	2,719

Other long-term loans	89	89

TOTAL LIABILITIES	2,809	2,808

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 16,720,690 issued and outstanding as of September 30, 2022 and 14,965,690 December 31, 2021, respectively	17	15
Additional paid in capital	51,888	47,654
Accumulated deficit	(47,304)	(38,219)
Total stockholders’ equity	4,601	9,450
Total liabilities and stockholders’ equity	7,410	12,258

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

REVENUE	1,143	109	2,207	489

COST OF REVENUE	1,027	91	1,902	361

GROSS PROFIT (LOSS)	116	18	305	128

OPERATING EXPENSES

Amortization of Intangible assets	453	452	1,358	1,357
Selling, General and Administrative	1,929	1,976	7,962	4,787
TOTAL OPERATING EXPENSES	2,382	2,428	9,320	6,144

OPERATING LOSS	(2,266)	(2,410)	(9,015)	(6,016)

OTHER INCOME (EXPENSES)
Other Income (expenses)	-	(1)	(32)	2
Interest expense	1	(1)	(3)	(173)
Gain from Change in fair value of stock-based liabilities	-	6	1	105
TOTAL OTHER EXPENSES	1	4	(34)	(66)

NET LOSS BEFORE EQUITY LOSSES	(2,265)	(2,406)	(9,049)	(6,082)

Equity losses in non-consolidated entity	(10)	-	(36)	-
NET LOSS	(2,275)	(2,406)	(9,085)	(6,082)

Net loss per basic and diluted share	(0.14)	(0.16)	(0.59)	(0.45)
Weighted average number of basic and diluted common shares outstanding	16,037,103	14,896,717	15,352,807	13,564,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2022	14,965,690	15	47,654	(38,219)	9,450
Issuance of Shares of Common Stock, net of issuance expenses **	1,655,000	2	2,686	-	2,688
Shares issued for services and for employees	100,000	-	1,548	-	1,548
Net income	-	-	-	(9,085)	(9,085)
Balance as of September 30, 2022	16,720,690	$17	$51,888	$(47,304)	$4,601

*	Less than $1.
**	Issuance expenses totaled to $312

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of July 1, 2022	15,065,690	15	48,858	(45,029)	3,844
Issuance of Shares of Common Stock, net of issuance expenses **	1,655,000	2	2,686	-	2,688
Shares issued for services and for employees	-	-	344	-	344
Net income	-	-	-	(2,275)	(2,275)
Balance as of September 30, 2022	16,720,690	$17	$51,888	$(47,304)	$4,601

*	Less than $1.
**	Issuance expenses totaled to $312

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of January 1, 2021	10,590,491	11	28,411	(27,491)	931
Issuance of Shares of Common Stock, net of issuance expenses **	2,790,697	3	10,611	-	10,614
Issuance of Warrants		-	4	-	4
Shares issued for services and for employees	143,334	*	579	-	579
Shares issued due to exercise of Warrants, net of issuance expenses ***	1,454,443	1	5,764	-	5,765
Shares issued due to conversion of Convertible Note	30,233	*	81	-	81
Return of Commitment Shares	(43,525)	*	-	-	-
Roundup Differences due to Reverse Split	17	*	-	-	-
Net income	-	-	-	(6,082)	(6,082)
Balance as of September 30, 2021	14,965,690	$15	$45,450	$(33,573)	$11,892

*	Less than $1.

**	Issuance expenses totaled to $1,386

***	Issuance expenses totaled to $499

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of July 1, 2021	13,739,747	14	40,635	(31,167)	9,482
Shares issued for services and for employees	70,000	*	255	-	255
Shares issued due to exercise of Warrants, net of issuance expenses **	1,153,000	1	4,560	-	4,561
Shares issued due to conversion of Convertible Note	2,943	*	-	-	-
Net income	-	-	-	(2,406)	(2,406)
Balance as of September 30, 2021	14,965,690	$15	$45,450	$(33,573)	$11,892

*	Less than $1.

**	Issuance expenses totaled to $396

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2022	2021

Cash Flows from Operating Activities:
Net loss before non-controlling interest	(9,085)	(6,082)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	1,548	541
Equity losses in non-consolidated entity	36	-
Loss on fair value of marketable securities	-	2
Interest on loans	9	89
Gain from change in on fair value of stock-based liabilities	(2)	(56)
Depreciation and amortization expense	1,358	1,357
Changes in Operating Assets and Liabilities:
Accounts receivable	(486)	(12)
Other receivables	105	(299)
Accounts payable	406	(1,567)
Other Accounts payable	(136)	(1,262)
Related parties, net	-	44
Deferred revenue	(276)	18
Net Cash Used by Operating Activities	(6,523)	(7,227)

Cash Flows from Investing Activities:
Purchase of Intangible Asset	-	(47)
Investment in non-consolidated entity in non-consolidated entity	(657)	-
Purchase of equipment	(7)	-
Net Cash used for Investing Activities	(664)	(47)

Cash Flows from Financing Activities:
Related party, net	-	(355)
Proceeds from issuance of common stock due to exercise of warrants	-	6,264
Repayment of loans	-	(730)
Proceeds from issuance of common stock, net of issuance expense	2,688	10,614
Proceeds from issuance of warrants	-	4
Net Cash Provided by Financing Activities	2,688	15,797

Net Increase (decrease) in Cash	(4,499)	8,523
Cash at Beginning of Period	6,607	227
Cash at End of Period	2,108	8,750

Supplemental disclosure of non-cash financing activities
Common stock issued for conversion of convertible note principal	-	81
Investment in non-consolidated entity in non-consolidated entity against accounts receivables	233	-
Issuance fee with connection to issuance of common stock due to exercise of warrants	-	499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services. Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm's prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO and more coming in 2023), Burger King, Cabela's, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and many more prepaid wireless carriers in the US and in foreign countries. Cuentas accountholders can also send up to $500 anywhere in the world that WesternUnion operates at a discounted rate.

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

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000. The Company also had the right to close on the potential acquisition of the remaining 80.01% of the membership interests of Cuentas SDI within 60 days (with a potential 30 day extension, the “Potential Acquisition Period”) in exchange for a purchase price of an additional $2,459,000. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI.  The MIPA further provides that during the Potential Acquisition Period, the Company will invoice and Cuentas SDI will pay invoices on a seven-net-ten day basis and during this same period, Cuentas SDI will allow the Company to realize 40% of the Cuentas SDI gross revenues and reflect 40% of the gross revenues on its books and records.The MIPA contains a number of representations and warranties by each of the parties thereto which we believe are customary for transactions similar to the transactions contemplated by the MIPA. The 60-day option to acquire the remaining 80.01% of the membership interests of Cuentas SDI expired on July 27, 2022.

On August 22, 2022, the Company entered into a Software Licensing and transaction sharing Agreement with The OLB Group, Inc. (“OLB), a Delaware corporation whereas OLB, through its wholly-owned subsidiaries will establish a merchant services relationship whereby the parties will seek to sell or rent OLB’s point-of-sale (POS) devices to merchants in the network established by Cuentas SDI, LLC for the merchants in the SDI network and the Company will use reasonable best efforts to interconnect its reload agreement with the OLB POS platform for use in qualified merchant locations. The Company will market the OLB-branded products under the processing platform as a Cuentas white label application for payment processing and debit cards. OLB will develop for Cuentas’ Mobile App and associated products, an Application Programming Interface (API), databases and servers at no cost to the Company to allow for the registration, approval and onboarding of consumers onto the Cuentas GPR/Mobile App/Mobile Wallet platform with complete functions as currently available through the Cuentas App and associated products and services. OLB agreed to provide OLB’s Services for Cuentas’ benefit in exchange for revenue sharing and OLB will utilize its developers to enhance the Cuentas GPR-Mobile-App. Before the relaunch of the Cuentas GPR-Mobile-App, the OLB developers in consultation with Cuentas shall as necessary test the functionality, reliability and process of the Cuentas GPR-Mobile-App in a controlled testing environment. Upon approval by the Company of the results of the controlled testing environment to move the Cuentas GPR-Mobile-App into production, the OLB developers, in consultation with the Company, shall perform periodic test of the Cuentas GPR-Mobile-App to ensure continued functionality, reliability and process of the Cuentas GPR-Mobile-App and to remove and repair any bugs or malfunctions in the Cuentas GPR-Mobile-App as soon as practicable. All net revenue generated by OLB from the following: (i) net revenues from the sale or rental of OLB POS devices to Cuentas SDI Merchants, (ii) all other net revenues generated by OLB arising from or related to the OLB POS devices elected to be utilized by the Cuentas SDI Merchants, (iii) all net revenues generated by OLB from the Cuentas White Label Products/Services, and (iv) to the extent that the Reload Provider agrees to provide its reload capability through the OLB POS devices, the net revenues generated by OLB from the reloads shall be split between OLB and Cuentas. All net revenue generated by Cuentas from the following: (i) net revenues from each reload purchased though the OLB POS device through a Cuentas SDI Merchant, (ii) all retail digital products as set forth on Schedule A sold through a OLB POS device through a Cuentas SDI Merchant or the Cuentas White Label Products/Services, (iii) mobile top-ups net revenues sold through a OLB POS device through a Cuentas SDI Merchant: all net revenues to be split between OLB and Cuentas. Net revenue will be shared between the Parties and profits will be calculated and settled on a 30 net 30 basis (after each 30-day period closes, the Parties have 30 days to calculate and settle net revenue). On August 22, 2022, the Company entered into an Independent Sales Organization Processing Agreement with eVance, Inc., a wholly owned subsidiary of The OLB Group, Inc., whereby eVance is in the business of providing credit and debit card processing services to merchants. The Company desires to solicit and refer merchants to eVance for those Services under the terms of this Agreement. eVance will provide Merchants with access to Third-Party Authorization Networks, Settlement and other services to authorize, capture and transmit data relating to transactions on major credit and debit card networks.

On August 31, 2022 The Company entered into a one year Marketing Agreement with LSI Group, which is extendable to 3 years total with completion of certain milestones. LSI will market the US based Cuentas Prepaid Debit Card, Mobile App and Cuentas Mobile’s USA phone service in countries including El Salvador, Guatemala and Honduras with plans to expand to South America, starting with Colombia. As of Septemeber 30, 2022 the Company has not generated any revenue from this transaction.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2022, the Company had approximately $2,108 in cash and cash equivalents, approximately $291 in negative working capital and an accumulated deficit of approximately $47,304. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2022. However, these results are not necessarily indicative of results for any other interim period or for the year ending December 31, 2022. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the nine months ended September 30, 2022:

Deferred Revenue
Balance at December 31, 2021	$683
Change in deferred revenue	(276)
Balance at September 30, 2022	$407

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $407 as of September 30, 2022, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

	Balance as of September 30, 2022
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	1	-	-	1
Total liabilities	1	-	-	1

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	3	-	-	3
Total liabilities	3	-	-	3

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2022 are not expected to have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the nine months ended September 30, 2022:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2021	1,585,200	$3.69
Granted	400,000	2.80
Forfeited	(215,000)	2.80
Outstanding, September 30, 2022	1,770,200	$3.44

The following table discloses information regarding outstanding and exercisable options at September 30, 2022:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	0.49	79,200	$14.35
7.50	36,000	7.50	0.961	36,000	7.50
5.23	20,000	5.23	1.49	20,000	5.23
2.80	1,635,000	2.80	9.13	1,010,000	2.80
	1,770,200	$3.44	8.50	1,145,200	$3.79

On August 19, 2022, the Board of Directors approved the immediate acceleration of the vesting of 160,000 options previously issued under the Stock Option Plan TP Jeffery D. Johnson that will be exercisable for a period of three years after his resignation.

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

Common stock price	1.07
Dividend yield	0%
Risk-free interest rate	1.79%
Expected term (years)	10
Expected volatility	197%

The following table discloses information regarding outstanding and exercisable options at December 31, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$14.35	79,200	$14.35	1.24	79,200	$14.35
7.50	36,000	7.50	1.71	36,000	7.50
5.23	20,000	5.23	2.24	20,000	5.23
2.80	1,450,000	2.80	9.84	785,000	2.80
	1,585,200	$3.69	9.13	920,200	$4.24

NOTE 5 – RELATED PARTY TRANSACTIONS

Related party balances as of September 30, 2022 and December 31, 2021 consisted of the following:

Related party payables

	September 30, 2022	December 31, 2021
	(dollars in thousands)

(a) Due to Cima Telecom Inc.	$-	417
Total Due to related parties	$-	$417

(a)	Composed from annual fees in the amount for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date and other software development services.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Related party transactions

	9 months ends at September 30, 2022	9 months ends at September 30, 2021
	(dollars in thousands)

Carol Pepper (b)	80	-
Cima Telecom Inc. (a)	$942	552
	$40	$552

(a)	Composed of periodic fees in the amount of $700 thousand for the maintenance and support services in accordance with the software maintenance agreement and the a Settlement Agreement and General Release dated August 2, 2022 and the and $375 for the first half of the second calendar year from the effective date of the agreement, $242 thousand for software development services during the first nine months of 2022 and 147$ thousand for software development services during the nine months of 2021 and $30 thousand for the consulting services for the first quarter of 2021. Refer to note 6.

(b)	Composed of consulting fee for the first half of 2022 in additional to the directorship fees.

	3 months ends at September 30, 2022	3 months ends at September 30, 2021
	(dollars in thousands)
Cima Telecom Inc. (a)	$383	260
	$383	$260

(a)	Composed of fees in the amount of $383 thousand for the maintenance and support services in accordance with the software maintenance agreement and the Settlement Agreement and General Release dated August 2, 2022 and $125 for the third quarter of the second calendar year from the effective date of the agreement, 135$ thousand for software development services during the third quarter of 2021. Please refer to note 6.

Employment Agreements

On August 18, 2022, Jeffery D. Johnson signed a Separation of Employment Agreement between himself and the Company and resigned as the chief executive officer of the Company effective immediately. On August 19, 2022, the Board of Directors approved the Separation and General Release Agreement, approved the immediate acceleration of the vesting of 160,000 options previously issued to him under the Stock Option Plan that will be exercisable for a period of three years after the resignation and noted that the separation was cordial and positive. Mr. Johnson received a onetime Separation Payment of $100, and the Company will pay all costs for COBRA (health insurance) benefits through the end of calendar year 2022.

On September 30, 2022, Anthony H. Meadows resigned as chief operating officer of the “Company. The Company is negotiating a settlement agreement with Mr. Meadows and may enter into a consulting agreement with Mr. Meadows to complete certain projects that Mr. Meadows was working on prior to his resignation.

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

On October 23, 2018, the Company was served by Telco Cuba Inc. for an amount in excess of $15 but the total amount was not specified. The Company was served on December 7, 2018, with a complaint alleging damages including unspecified damages for product, advertising and other damages in addition to $50 paid to the Defendants. The Company retained an attorney and has taken steps to defend itself vigorously in this case. Depositions are in process of being scheduled. On or about April 27, 2022, the Company settled the Telco Cuba Inc. matter in consideration of a settlement amount of $32.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement, the undersigned recommends a litigation reserve of $200 to $300 thousand. As of September 30, 2022 the company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. Cuentas is vigorously defending itself against this complaint and on November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

On May 25, 2022, the Company received a notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The notice provides that Cuentas has failed to pay $700,000 of maintenance and pass-through fees that CIMA alleges are owed under the License Agreement and also afforded Cuentas the required sixty-day period (through July 24, 2022) to cure the default as provided under the License Agreement.. On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik, Inc. and Auris, LLCexecuted a Settlement Agreement and General Release which resolves the issues related to the July 8, 2022 notice of default from CIMA related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The Parties executed Mutual General Releases and the settlement terms are as follows: In exchange for the consideration provided in the Settlement Agreement, (1) the Company paid CIMA $350,000.00 on August 2, 2022 and (2) on or before 5:00 p.m New York City time, on August 15, 2022, Cuentas will pay CIMA the balance of the Unpaid Fees ($420,239.78) by wire transfer (3) Cuentas will a period of 30 days from execution date, the exclusive right to facilitate a third party (including to current shareholders and directors of Cuentas) purchase (without markup or broker fee) of, all of the shares of Cuentas held by CIMA at the higher of: (i) the average per share trading price for the three day average before notice in writing is provided by Cuentas of the intent to purchase CIMA’s Cuentas shares, or (ii) the minimum price of $0.50 per share on or before 5:00 p.m. New York City time, on August 31, 2022 pursuant to a purchase agreement delivered by and acceptable to CIMA without any changes thereto (provided, that CIMA shall not be required to provide any representations or warranties other than fundamental warranties related to (a) organization and good standing, (b) power and authority to undertake the transaction and (c) ownership of such shares, and ordinary representations and warranties that the Cuentas shares are being transferred free and clear of any liens, claims, or encumbrances); and (iv) on or before 5:00 p.m. New York City time, on August 2, 2022, Cuentas shall, and shall cause (x) Dinar Zuz, LLC, (y) Michael De Prado and (z) Arik Maimon to provide signed waiver letters, expressly waiving any right of first refusal and co-sale rights granted in their favor under that certain letter agreement, dated December 31, 2019, by and among CIMA, Dinar Zuz, LLC, Michael Del Prado and Arik Maimon, and (y) CIMA agrees: (i) to restore immediately Cuentas’ access to the Platform upon receipt of the $350,000.00 payment ; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in Section 6 of the agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide Cuentas’ customer data to Cuentas through the end of the limited license term described below in Section 6 of the agreement; (iii) deliver to Cuentas the Source Code (as that term is defined in paragraph 1.18 of the License Agreement) relating to Out-Of-Scope Services, and as further detailed in Section 6 of the agreement; (iv) not enforce its rights under the Side Letter (as that term is defined in the paragraph 1.1 of the Purchase Agreement) through and including August 31, 2022, and (v) shall not transfer, sell, or encumber its Cuentas shares through and including August 31, 2022, except as permitted herein. Cuentas acknowledges and agrees that the amount of Unpaid Fees ($770,239.78) is valid and outstanding, and waives any right to dispute them. If Cuentas fails to comply with any term of this Settlement Agreement, in addition to the Stipulated Judgment described in Section 5 of the agreement, the limited license set forth in Section 6 and any of CIMA’s obligations under this Settlement Agreement shall become null and CIMA shall have the right to shut off Cuentas access to the Platform without notice. The Settlement Agreement also provides for mutual general releases by Cuentas for the benefit of CIMA and by CIMA for the benefit of Cuentas of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between Cuentas and CIMA. The Company did not exercise its exclusive right to facilitate a third party purchase of, all of the shares of Cuentas held by CIMA.

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

Revenue by product for the nine months ended September 30, 2022, and the nine months ended September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$484	$440
Digital products and General Purpose Reloadable Cards	1,723	49
Total revenue	$2,207	$489

Gross profit (loss) by product for the nine months ended September 30, 2022, and the nine months ended September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$297	$183
Digital products and General Purpose Reloadable Cards	8	(55)
Total gross profit	$305	$128

Revenue by product for the three months ended September 30, 2022, and the three months ended September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$166	$87
Digital products and General Purpose Reloadable Cards	977	22
Total revenue	$1,143	$109

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Gross profit (loss) by product for the three months ended September 30, 2022, and the three months ended September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$97	$34
Digital products and General Purpose Reloadable Cards	19	(16)
Total gross profit	$116	$18

Long lived assets by product for September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$-	$-
Digital products and General Purpose Reloadable Cards	4,050	5,400
Total Long lived assets by product	$4,050	$5,400

NOTE 8 – STOCKHOLDERS’ EQUITY

On August 4, 2022, the Company, entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 1,655,000 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 2,569,044 shares of Common and warrants to purchase up to 4,224,044 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $0.71022 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $0.71012. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.59 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and nine months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, were approximately $3.0 million and the net proceeds to the Company, after deducting placement agent fees and other offering expenses, were approximately $2.7 million . On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement. The registration statement was declared effective on September 22, 2022

Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 295,683 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $0.8878 per share. We issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

NOTE 8 – SUBSEQUENT EVENT

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. Cuentas is vigorously defending itself against this complaint and on November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue.

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

The Company also owns 50% of CUENTASMAX LLC which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. CUENTASMAX LLC generated a net loss of $20,000 during the third quarter of 2022 and approximately $77,000 since its inception.

Cuentas SDI, LLC (the “Cuentas-SDI”) was incorporated in the State of Florida on January 4, 2022 and was a wholly owned subsidiary of SDI Black 011, Inc. (“SDI Black”). Cuentas-SDI is engaged in the business of electronic distribution and sales of virtual products via its Black 011 portal located at Yonkers, NY. Its electronic products range from prepaid wireless SIM activation, International mobile recharge services and international long distance phone services. During 2020, Cuentas-SDI also started sales of general merchandise to its retail reseller customers. Cuentas-SDI owns the assets of Black Wireless MVNO, Black 011 Long distance platform and operations and the SDI Black distribution platform and network of over 31,000 bodegas and convenience stores.

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

On August 22, 2022, the Company entered into a Software Licensing and transaction sharing Agreement with The OLB Group, Inc. (“OLB), a Delaware corporation whereas OLB, through its wholly-owned subsidiaries will establish a merchant services relationship whereby the parties will seek to sell or rent OLB’s point-of-sale (POS) devices to merchants in the network established by Cuentas SDI, LLC for the merchants in the SDI network and the Company will use reasonable best efforts to interconnect its reload agreement with the OLB POS platform for use in qualified merchant locations. The Company will market the OLB-branded products under the processing platform as a Cuentas white label application for payment processing and debit cards. OLB will develop for Cuentas’ Mobile App and associated products, an Application Programming Interface (API), databases and servers at no cost to the Company to allow for the registration, approval and onboarding of consumers onto the Cuentas GPR/Mobile App/Mobile Wallet platform with complete functions as currently available through the Cuentas App and associated products and services. OLB agreed to provide OLB’s Services for Cuentas’ benefit in exchange for revenue sharing and OLB will utilize its developers to enhance the Cuentas GPR-Mobile-App. Before the relaunch of the Cuentas GPR-Mobile-App, the OLB developers in consultation with Cuentas shall as necessary test the functionality, reliability and process of the Cuentas GPR-Mobile-App in a controlled testing environment. Upon approval by the Company of the results of the controlled testing environment to move the Cuentas GPR-Mobile-App into production, the OLB developers, in consultation with the Company, shall perform periodic test of the Cuentas GPR-Mobile-App to ensure continued functionality, reliability and process of the Cuentas GPR-Mobile-App and to remove and repair any bugs or malfunctions in the Cuentas GPR-Mobile-App as soon as practicable. All net revenue generated by OLB from the following: (i) net revenues from the sale or rental of OLB POS devices to Cuentas SDI Merchants, (ii) all other net revenues generated by OLB arising from or related to the OLB POS devices elected to be utilized by the Cuentas SDI Merchants, (iii) all net revenues generated by OLB from the Cuentas White Label Products/Services, and (iv) to the extent that the Reload Provider agrees to provide its reload capability through the OLB POS devices, the net revenues generated by OLB from the reloads shall be split between OLB and Cuentas. All net revenue generated by Cuentas from the following: (i) net revenues from each reload purchased though the OLB POS device through a Cuentas SDI Merchant, (ii) all retail digital products as set forth on Schedule A sold through a OLB POS device through a Cuentas SDI Merchant or the Cuentas White Label Products/Services, (iii) mobile top-ups net revenues sold through a OLB POS device through a Cuentas SDI Merchant: all net revenues to be split between OLB and Cuentas. Net revenue will be shared between the Parties and profits will be calculated and settled on a 30 net 30 basis (after each 30-day period closes, the Parties have 30 days to calculate and settle net revenue). On August 22, 2022, the Company entered into an Independent Sales Organization Processing Agreement with eVance, Inc., a wholly owned subsidiary of The OLB Group, Inc.,. whereby eVance is in the business of providing credit and debit card processing services to merchants. The Company desires to solicit and refer merchants to eVance for those Services under the terms of this Agreement. eVance will provide Merchants with access to Third-Party Authorization Networks, Settlement and other services to authorize, capture and transmit data relating to transactions on major credit and debit card networks. As of the date of this report, the Company has not generated any revenue from this transaction.

On August 31, 2022 the Company entered into a one year Marketing Agreement with LSI Group, which is extendable to 3 years total with completion of certain milestones. LSI will market the US based Cuentas Prepaid Debit Card, Mobile App and Cuentas Mobile’s USA phone service in countries including El Salvador, Guatemala and Honduras with plans to expand to South America, starting with Colombia, with the goal to sign 200,000 US-based Cuentas customers in 1 year for international cross-border remittances. As of the date of this report, the Company has not generated any revenue from this transaction.

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

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. The Fintech industry has had to adapt to the COVID pandemic with resulting challenges due to changes in the labor market, supply chains, inflation, increasing interest rates and the stock market uncertainty. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At Cuentas, we push the boundaries of what is possible through a broad range of research and development activities that seek to anticipate the changing demands of customers, industry trends and competitive forces. Society has seen a major shift towards cashless transactions and acceptance of digital currency for normal day to day transactions and services. Cuentas is currently offering digital reloads for several mass transit agencies in the USA and expects to increase that segment significantly as people continue to return to normal work commutes. Discounted digital offerings are also expected to increase in popularity as the public leans towards digital, touchless transactions and Cuentas is strategically aligned and interconnected with one of the largest digital gift card providers in the USA. Sports arenas are once again full and Cuentas has aligned itself with MASL, a new indoor soccer league starting in November 2022, which we believe has tremendous potential as the upcoming World Cup competition will stimulate interest in professional soccer leagues.

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2022 to the nine months ended September 30, 2021

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the nine months ended September 30, 2022 totaled $ 2,207,000 compared to $489,000 for the nine months ended September 30, 2021. The increase in our sales of digital products and General-Purpose Reloadable Cards is mainly due to increase in the sales of our digital telecom products due to online and other marketing initiatives.

Revenue by product for the nine months ended September 30, 2022, and the nine months ended September 30, 2022 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$484	$440
Digital products and General Purpose Reloadable Cards	1,723	49
Total revenue	$2,207	$489

Costs of Revenue and Gross profit

Cost of revenues during the nine months ended September 30, 2022 totaled $1,902,000 compared to $361,000 for the nine months ended September 30, 2021.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $187,000 during the nine months ended September 30, 2022 and $257,000 during the nine months ended September 30, 2021.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Cards in the amount of $1,715,000 during the nine months ended September 30, 2022 and $104,000 during the nine months ended September 30, 2021.

Gross profit (loss) by product lines for nine months ended September 30, 2022, and 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$297	$183
Digital products and General Purpose Reloadable Cards	8	(55)
Total gross profit	$305	$128

Gross margin for the nine months ended September 30, 2022 was 14% consisting of 62% margin for the telecommunications and less than 1% margin for the digital product and general purpose reloadable cards. The gross loss for the sale of digital product and general-purpose reloadable cards in 2021stemmed from the lower margins of the digital products since the sales derived from the sale of digital products has minimal gross margins.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $9,320,000 during the nine months ended September 30, 2022, compared to $6,144,000 during the nine months ended September 30, 2021 representing a net increase of $3,176,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $7,962,000 during the nine months ended September 30, 2022 compared to $4,787,000 during the nine months ended September 30, 2021, representing a net increase of $3,175,000. Included in in the Selling, general and administrative expenses, Stock-based compensation amounted to $1,438,000  and shares issued for services expenses amounted to $110,000 during the nine months ended September 30, 2022 compared to $541,000 during the nine months ended September 30, 2021. This increase was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company in the 2021 and 400,000 stock options to officer and directors of the Company in the 2022. Such options can be exercised until 2032. The increase in the other operating expenses is mainly due to an increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA and settlement agreement in the amount to $942,000 during the nine months ended September 30, 2022 due to the settlement agreement with CIMA, increase in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $185,000 to $625,000 during the nine months ended September 30, 2022, increase in our compensation and director fees in the approximate amount of $270,000 to $1,334,000 and increase of approximately of $1,090,000 in our selling and marketing expenses during the nine months ended September 30, 2022.

Amortization of Intangible assets

Amortization of Intangible assets totaled $1,358,000 during the nine months ended September 30, 2022 and $1,357,000 during the nine months ended Septemeber 2021. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months which is approximately $453,000 per quarter.

Other Income (expenses)

The Company recognized other expense of $34,000during the nine months ended September 30, 2022 compared to other expense of $66,000 during the nine months ended September 30, 2021. The other expenses during the nine months ended September 30, 2022, included an expense of $32,000 for the settlement of the Telco – Cuba matter.

Net Income (Loss)

We incurred a net loss of $9,085,000 for the nine months ended September 30,2022 as compared to a net loss of 6,082,000 for the nine months ended September 30, 2021 due to the increase in selling and general administrative expenses as described above.

Comparison of the three months ended September 30, 2022 to the three months ended September 30, 2021

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the three months ended September 30, 2022 totaled $1,143,000 compared to $109,000 for the three months ended September 30, 2021. The increase in our sales of digital products and General-Purpose Reloadable Cards is mainly due to increase in the sales of our digital telecom product due to online and other marketing initiatives.

Revenue by product for the three months ended September 30, 2022, and the three months ended September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$166	$87
Digital products and General Purpose Reloadable Cards	977	22
Total revenue	$1,143	$109

Costs of Revenue and Gross profit

Cost of revenues during the three months ended September 30, 2022 totaled $1,027,000 compared to $91,000 for the three months ended September 30, 2021.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $ 69,000 during the three months ended September 30, 2022 and $53,000 during the three months ended September 30, 2021.

Cost of revenue also consists of costs related to the sale of the Company’s GPR Card in the amount of $958,000 during the three months ended September 30, 2022 and $38,000 during the three months ended September 30, 2021.

Gross profit (loss) by product lines for three months ended September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
	(dollars in thousands)
Telecommunications	$97	$34
Digital products and General Purpose Reloadable Cards	19	(16)
Total revenue	$116	$18

Gross margin for the three months ended September 30, 2022, was 10% consisting of 58% margin for the telecommunications and 2% margin for the digital product and general-purpose reloadable cards. The gross loss for the sale of digital product and general-purpose reloadable cards in 2021stemmed from the lower margins of the digital products since the sales derived from the sale of digital products has minimal gross margins. The gross loss for the sale of digital product and general-purpose reloadable cards in 2021stemmed from the lower margins of the digital products since the sales derived from the sale of digital products has minimal gross margins.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $2,382,000 during the three months ended September 30 2022, compared to $2,428,000 during the three months ended September 30, 2021 representing a net decrease of $46,000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $1,929,000 during the three months ended September 30, 2022 compared to $1,976,000 during the three months ended September 30, 2021, representing a net decrease of $47,000. Included in in the Selling, general and administrative expenses, Stock-based compensation and shares issued for services expenses amounted to $234,000 during the three months ended September 30, 2022 and $255,000 during the three months ended September 30, 2021. This was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company in the 2021 and 400,000 stock options to officer and directors of the Company in the 2022. Such options can be exercised until, 2032.

The increase in the other operating expenses is mainly due to an increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $383,000 during the three months ended September 30, 2022 in accordance with the software maintenance agreement and the Settlement Agreement and General Release dated August 2, 2022, increase in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $70,000 to $250,000 during the three months ended September 30, 2022, and decrease in our compensation and director fees in the approximate amount of $3,000 to $403,000 during the three months ended September 30, 2022 and increase of approximately of $147,000 in our selling and marketing expenses during the three months ended September 30, 2022.

Amortization of Intangible assets

Amortization of Intangible assets totaled $453,000 during the three months ended September 30, 2022 and 2021. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months which is approximately $453,000 per quarter.

Other Income

The Company recognized other income of $1,000 during the three months ended September 30, 2022 compared to other expenses of $4,000 during the three months ended September 30, 2021.

Net Income (Loss)

We incurred a net loss of $2,275,000 for the three-month period ended September 30, 2022, as compared to a net loss of 2,406,000 for the three-month period ended September 30, 2021due to the increase in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2022, the Company had total current assets of $2,429,000, including $2,108,000 of cash, accounts receivables of $264,000, and other current assets of $ 57,000 and total current liabilities of $2,720,000 creating a working capital deficit of $291,000.

As of December 31, 2021, the Company had total current assets of $6,780,000, including $6,607,000 of cash, accounts receivables of $11,000, and other current assets of $162,000 and total current liabilities of $2,719,000 creating a working capital of $4,061,000.

The decrease in our working capital deficit was mainly attributable to the decrease in our Cash and Cash equivalents in the amount of $4,499,000 due to our losses.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products and General-Purpose Reloadable Cards will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products and General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Management has taken important steps to reduce the financial burn rate and has curtailed some ineffective marketing programs, concentrating on those programs that have been proven to produce good results. Reduction of some top-level personnel has brought savings to the company as current executives took over the vacant positions at no additional cost to the Company. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term.

As of September 30, 2022, the Company had approximately $2,108 thousand in cash and cash equivalents, approximately $291 thousand in negative working capital and an accumulated deficit of approximately $47,304 thousand . These conditions raise substantial doubt about the Company’s ability to continue as a going concern. On August 4, 2022, the Company, sold an aggregate of 1,655,000 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 2,569,044 shares of Common and warrants to purchase up to 4,224,044 shares of Common Stock in consideration of $3.0 million. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, were approximately $2.7 million. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities.

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2022, resulted in net cash used of $6,523,000. Net cash used in operating activities consisted of a net loss of $9,085,000 partially offset by non-cash expenses consisting of share-based compensation of $1,548,000 and amortization of intangible assets of $1,358,000. Changes in operating assets and liabilities used cash of $387,000, resulting mainly from an increase in accounts payables of $406,000 which was mitigated in an increase of in accounts receivables of $486,000.

The Company’s operating activities for the nine months ended September 30, 2021, resulted in net cash used of $7,227,000. Net cash used in operating activities consisted of a net loss of $6,082,000, which were offset partially by non-cash expenses consisting of share-based compensation of $541,000 and amortization of intangible assets of $1,357,000. Changes in operating assets and liabilities utilized cash of $3,078,000, resulting mainly from an increase in accounts receivable of $12,000, decrease in accrued expenses and other current liabilities of $262,000, and a decrease in accounts payables of $1,567,000.

Cash Flows – Investing Activities

The Company’s investment activities for the nine months ended September 30, resulted in net cash used of $664,000 and net cash used of $47,000 for the same period in 2021. The increase was mainly due to the investment in Cuentas SDI LLC.

Cash Flows – Financing Activities

The Company’s financing activities for the nine months ended September 30, 2022, resulted in net cash in the amount of $2,688,000 from the sale of our common stock. . The Company’s financing activities for the nine months ended September 30, 2021, resulted in net cash received of $15,797,000, consisting of $10,614,000 received from the sale of our common stock and $6,264,000 from the issuance of shares due to exercise of warrants, partially offset by repayments of loans of $730,000 and repayments of $355,000 of loans from a related party.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2022, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended September 30, 2022. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company continues to vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019. Cuentas has provided requested discovery and expects depositions to be scheduled shortly. As of September 30, 2022 the company accrued $300,000 due to this matter.

On May 25, 2022, the Company received a notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The notice provides that Cuentas has failed to pay $700,000 of maintenance and pass-through fees that CIMA alleges are owed under the License Agreement and also afforded Cuentas the required sixty-day period (through July 24, 2022) to cure the default as provided under the License Agreement. On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik, Inc. (“Knetik”) and Auris, LLC, (“Auris” ) executed a Settlement Agreement and General Release (“Settlement Agreement”) which resolves the issues related to the July 8, 2022 notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements (collectively, the “License Agreement”) by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The Parties have signed Mutual General Releases and the settlement terms are as follows: In exchange for the consideration provided in the Settlement Agreement, (1) Cuentas paid CIMA $350,000.00 on August 2, 2022 and (2) on or about August 15, 2022, Cuentas paid CIMA the balance of the Unpaid Fees ($420,239.78) by wire transfer (3) the Company will had a period of 30 days from execution date, the exclusive right to facilitate a third party (including to current shareholders and directors of Cuentas) purchase (without markup or broker fee) of, all of the shares of Cuentas held by CIMA at the higher of: (i) the average per share trading price for the three day average before notice in writing is provided by Cuentas of the intent to purchase CIMA’s Cuentas shares, or (ii) the minimum price of $0.50 per share on or before 5:00 p.m. New York City time, on August 31, 2022 pursuant to a purchase agreement delivered by and acceptable to CIMA without any changes thereto (provided, that CIMA shall not be required to provide any representations or warranties other than fundamental warranties related to (a) organization and good standing, (b) power and authority to undertake the transaction and (c) ownership of such shares, and ordinary representations and warranties that the Cuentas shares are being transferred free and clear of any liens, claims, or encumbrances); and (iv) on or before 5:00 p.m. New York City time, on August 2, 2022, Cuentas shall, and shall cause (x) Dinar Zuz, LLC, (y) Michael De Prado and (z) Arik Maimon to provide signed waiver letters, expressly waiving any right of first refusal and co-sale rights granted in their favor under that certain letter agreement, dated December 31, 2019, by and among CIMA, Dinar Zuz, LLC, Michael Del Prado and Arik Maimon, and (y) CIMA agrees: (i) to restore immediately Cuentas’s access to the Platform upon receipt of the $350,000.00 payment ; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in Section 6 of the agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide Cuentas’ customer data to Cuentas through the end of the limited license term described below in Section 6 of the agreement; (iii) deliver to Cuentas the Source Code (as that term is defined in paragraph 1.18 of the License Agreement) relating to Out-Of-Scope Services, and as further detailed in Section 6 of the agreement; (iv) not enforce its rights under the Side Letter (as that term is defined in the paragraph 1.1 of the Purchase Agreement) through and including August 31, 2022, and (v) shall not transfer, sell, or encumber its Cuentas shares through and including August 31, 2022, except as permitted herein. Cuentas acknowledges and agrees that the amount of Unpaid Fees ($770,239.78) is valid and outstanding, and waives any right to dispute them. If Cuentas fails to comply with any term of this Settlement Agreement, in addition to the Stipulated Judgment described in Section 5 of the agreement, the limited license set forth in Section 6 and any of CIMA’s obligations under this Settlement Agreement shall become null and CIMA shall have the right to shut off Cuentas access to the Platform without notice. The Settlement Agreement also provides for mutual general releases by Cuentas for the benefit of CIMA and by CIMA for the benefit of Cuentas of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between Cuentas and CIMA. The Company did not exercise its exclusive right to facilitate a third party purchase of, all of the shares of Cuentas held by CIMA.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. Cuentas is vigorously defending itself against this complaint and on November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue.

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Employment Agreements

On August 18, 2022, Jeffery D. Johnson signed a Separation of Employment Agreement between himself and the Company and resigned as the chief executive officer of the Company effective immediately. On August 19, 2022, the Board of Directors approved the Separation and General Release Agreement, approved the immediate acceleration of the vesting of 160,000 options previously issued under the Stock Option Plan that will be exercisable for a period of three years after the resignation and noted that the separation was cordial and positive. Mr. Johnson received a onetime Separation Payment of $100,000 and the Company will pay all costs for COBRA (health insurance) benefits through the end of calendar year 2022.

On September 30, 2022, Anthony H. Meadows resigned as chief operating officer of the “Company. The Company is negotiating a settlement agreement with Mr. Meadows and may enter into a consulting agreement with Mr. Meadows to complete certain projects that Mr. Meadows was working on prior to his resignation.

ITEM 6. EXHIBITS

Exhibit No.	Description	Location

10.1	Separation Agreement, dated as of August 18, 2022, by and between Cuentas, Inc. and Jeffery D. Johnson	Form 8-K filed at August 24, 2022

10. 2	SOFTWARE LICENSING AND TRANSACTION SHARING AGREEMENT -REDACTED	Form 8-K filed at August 26, 2022

10.3	INDEPENDENT SALES ORGANIZATION PROCESSING AGREEMENT - REDACTED	Form 8-K filed at August 26, 2022

10.4	Marketing Agreement	filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	Inline XBRL Instance Document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: November 14, 2022	By:	/s/ Shalom Arik Maimon
Interim Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer