Form 10-K
period 2022-12-31
Cuentas Inc.
filed 2023-03-31
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of the common stock on June 30, 2022, was $4,497,980.

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2023 was 2,103,592 shares.

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

ii

PART I

ITEM 1. BUSINESS

The Company

The Company was incorporated under the laws of Florida on September 21, 2005, and currently focuses on the business of using proprietary fintech technology to provide mobile and e-commerce services for delivering financial, prepaid debit and digital content services to the unbanked, underbanked and underserved Latino, Hispanic and immigrant communities. The Company’s proprietary software platform enables Cuentas to offer comprehensive financial services and robust functionality that is absent from other Mobile Apps through the use of our Prepaid Debit Mastercard®/General-Purpose Reloadable cards (“GPR”). The Company is diversifying with its initial investment in the first affordable apartment building in Florida using patented, hurricane proof (up to CAT 5) technology. Cuentas sees great potential in developing similar projects in Florida and other area in the US while integrating many of its mobile and e-commerce solutions to help bridge the digital divide for unbanked, underbanked and underserved communities.

Our Business

The Company’s historical business included its Mobile App & GPR card. The Company is now diversifying its product line to include its Mobile Payments and Mobility projects which will be integrated into a proprietary fintech ecosystem that will provide a more complete offering of e-commerce products and services designed for the unbanked, underbanked and underserved immigrant and underprivileged communities to help them bridge the e-commerce digital divide. The Cuentas Mobile App & GPR ecosystem protects its customers by depositing their funds in an FDIC insured bank account at Sutton Bank, the issuing bank.

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

WU and Cuentas Bridge Digital and Retail Money Transfer Worlds for Latino Community

On or about March 8, 2022, the Company has integrated Western Union’s (“WU”) domestic and international money transfer capabilities into the Cuentas mobile banking app. The integration enables the Company’s customers to send money to 200 countries and territories via the Cuentas mobile app. Leveraging Western Union’s leading global cross-border, cross-currency platform, The Company’s customers can conveniently move money to friends and family almost anywhere across the world using the Cuentas mobile app. Once sent, receivers can pick up their remittance in cash at any Western Union retail location.

A major factor that provides technical strength and reliability to Cuentas’ project is the fintech ecosystem that it has developed. The foundation of Cuentas’ ecosystem is the fintech platform with mobile app, mobile wallet and associated integrations that Cuentas has developed over the past 3 years. We believe that this platform has been proven to be a robust, reliable transactional, marketing, financial and predictive, Tier-1 transactional platform. Cuentas’ ecosystem integrates its platform via dedicated APIs with Sutton Bank (the issuing bank), IDology (AML & KYC) and InComm (Processor, Load Network & 3rd Party Digital Products). During the fourth quarter of 2022, the Company performed its annual impairment test for the impairment of those intangible assets. Based on the Company's qualitative analysis, which considered the electronic products and General Purpose Reloadable Cards reporting unit results and additional business and industry specific considerations including the impact of the settlement agreement with CIMA Telecom, the Company performed a further revisions of the fair value of the acquired platforms. As a result of the factors discussed the company recorded an impairment charge of $3.6 million whereas no amount was assigned to the acquired platforms on December 31, 2022

Cuentas’ Mobile App includes a Mobile Wallet (“Wallet”) and a Digital Store (the “Cuentas Digital Store” or the “Digital Store”) and is linked with a Prepaid Mastercard® which can be used for ATM withdrawals, online purchases and in-person purchases.

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

Account holders may use the funds in their Wallet to purchase discounted gift cards in the Cuentas Digital Store. Product categories in the Digital Store include Digital Gift Cards, Transit Cards, Mobile Phone Recharges (the “TopUps”) and Western Union International Remittances. Digital gift cards include Amazon Cash, Sony Playstation, Xbox, Karma Koin, Burger King, Bass Pro Shops and more. Active transit products include TAP in Los Angeles, GoCT in Connecticut and The Rapid from Grand Rapids, Michigan. These should include the digital availability of OMNY in New York when it launches officially. Additional transit products will be available as InComm rolls them out. Cuentas account holders may purchase TopUps (Prepaid Mobile Phone Recharges) which allow them to recharge their own or someone else’s Verizon, AT&T or other mobile phones in the U.S. or in many foreign countries – in real time. Account holders may make real phone calls using the Cuentas ILD Rewards balance (Loyalty Program) or funds in their wallet - actual phone calls that are made directly from their phone to any mobile phone or land line worldwide.

Cuentas e-commerce Distribution and Mobile Payments

The Cuentas e-commerce Distribution and Mobile Payments ecosystem will allow consumers to purchase Cuentas’s line of digital products and services through a nationwide network of retailers that specifically serve Cuentas’ target market. Cuentas’ distribution network includes certain neighborhood markets known as “Bodegas” and convenience stores as well as other retail establishments. This brings previously unavailable digital products and services to those neighborhoods affected by the e-commerce digital divide.

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

The 2020 U.S. Census showed the Hispanic Latino population at over 62 million and at 18.7% of the total U.S. population. The FDIC defines the “unbanked” “as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Company believes that the Hispanic and Latino demographic generally have had more identification, credit, and former bank account issues than any other U.S. minority group leading to more difficulty in obtaining a traditional bank account.

Cuentas Mobile App and Wallet

The Cuentas Mobile App and Wallet are positioned to service the Hispanic, Latino and immigrant demographics with comprehensive financial products. Additionally, we are able to accept various forms of U.S. and some foreign government issued identification to confirm qualification for opening an account with the Cuentas App. The Cuentas App is able to accept SSN or ITIN with U.S. identification, Matricula Consular or other qualified government issued forms of identification.

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

The Cuentas Mobile Wallet has several current and potential revenue streams. The Company currently receives and expect that the Company will continue to receive monthly maintenance fees, reload fees, ATM fees and commissions for products sold as well as interchange and network fees from Mastercard and the Pulse Network (see “The Cuentas Ecosystem” herein).. Cuentas’ strategy is to provide excellent value to consumers while charging reasonable fees and commissions to produce profitability. We believe that monthly fees of $4.50 which we will charge per user will generate reasonable revenue. Cuentas provides account recharge capabilities to account holders via the nationwide VanillaLoad network owned by InComm as it is available in many big box retailer chains such as Walmart, Walgreens, CVS, Dollar Store and others.

The Cuentas Digital Store produces revenue each time that consumers purchase third party gift cards, digital access, mass transit tickets and mobile phone top-ups (U.S. and international). Additionally, International remittances provided by the industry-leader Western Union “by Cuentas” are currently available and International Bill Pay should be available in 2023. Both services should be major revenue driving factors for Cuentas as they provide reliable, low-cost solutions to our target audience.

Cuentas offers rewards for free long distance calling to its account holders (“Cuentas Rewards”) who are given credits upon activation to be able to make real international calls to land lines or mobile phone worldwide, not like internet calling which can be unreliable and poor quality. We can expand the Rewards program to include other products and/or services in the future. Our target demographic uses both internet and prepaid calling services to communicate with family members around the U.S. and in their country. This added benefit is designed, at a very low cost, to provide extra benefits to our accountholders, which should help to maintain and solidify valuable relationships with them.

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

Cuentas does not charge Activation Fees to our account holders as we have identified this as an important issue to our target demographic. Cuentas sends a personalized Prepaid Mastercard® directly to each approved applicant in the US, and we only charge a monthly fee of $4.50, fifteen days after activation and every thirty days thereafter. As previously mentioned, we also model our offering with empathy and consideration for our target demographic, keeping fees and costs reasonably low so they will be able to justify and appreciate the benefits provided by the Cuentas Mobile App, Wallet and Prepaid Mastercard®.

The Cuentas Technology platform

The Cuentas technology platform has proven itself to be a robust, reliable system and Cuentas is now taking steps to raise the platform to the next level through symbiotic integration with The OLB Group Inc’s (“OLB”) advanced PCI compliant OMNIsolutions platform.

On August 22, 2022, Cuentas signed a Software Licensing And Transaction Sharing Agreement with OLB with the goal of mutually integrating capabilities, features and expertise to enable both systems to take advantage of this symbiotic relationship so both organizations may grow. The integration of upgrades to Cuentas’ system will include advanced intelligence and predictive trending to improve security, identify successful marketing campaigns and provide data for future project development.

The current Cuentas ecosystem and platforms function seamlessly as before, and upgrades will be introduced after careful evaluation, review and multi-level testing.

The newly upgraded Cuentas platform is designed to be PCI compliant and will include a complete POS system with credit card processing, marketing tools, integrated modules for inventory management, content management, concierge services, shipping and customer service. Additional features and capabilities include Real-time currency exchange rates (ECB), SSL support, Fully 100% customizable designs using templates, configurable list of allowed countries, ACL (Access control list), Activity Log, OpenID, Facebook and Twitter authentication, W3C compliance (XHTML) with all Bar-Codes Accepted, and much more.

The Cuentas platform will also have a multi functionable tax module that can apply taxes by country, state, Zipcode, product classes (e.g., goods, services, alcohol, etc.) and even including tax exempt, European Union Value Added Tax support,

The platform will include a Reward Points System, Marketing manager (Email & SMS campaigns), Customizable SEO (Search Engine Optimization) meta tags, discounts, coupons, affiliate programs, shopping, Froogle (google base), PriceGrabber / Yahoo Shopping, become.com product feeds, Google XML site map, CMS Topics as well as QuickBooks and Google AdSense integration.

Additionally, the platform will provide a shipping and logistics department a complete solution that enables retailers to use UPS, USPS, FedEx and other shippers with a myriad of shipping calculation methods (weight, volume, product, etc.). Prevent shipping to restricted Countries, calculate shipping, defined shipping methods (e.g., Ground, Next Day, 2nd Day, etc.), shipping tracking numbers, etc.

Finally, the system’s Customer Service module will allow customers to register/login, create wish lists and registries, multiple billing and shipping addresses per customer, customer roles (groups), time zone support, built-in forums, password recovery, multiple account registration/activation types, automatic or manual registrations, Email validation & image capture during login/registration, “Email a friend” feature, Compare products feature, News RSS, Contact Us form, and more. Plugins are also available for US Postal, QuickBooks, FedEx, DHL and MailChimp.

CIMA Settlement

On July 8, 2022, the Company announced that it received a notice of default from CIMA related to that certain Platform Exclusive License Agreement, maintenance, and related agreements (collectively, the “License Agreement”) by and among Cuentas, CIMA, Knetik, Inc. (“Knetik”), and Auris, LLC (“Auris”). The notice, which was received May 25, 2022, provides that Cuentas has failed to pay $700,000 of maintenance and pass-through fees that CIMA alleges are owed under the License Agreement and also afforded Cuentas the required sixty-day period (through July 24, 2022) to cure the default as provided under the License Agreement.

On August 2, 2022, the Company and CIMA, along with Knetik and Auris executed a Settlement Agreement and General Release (“Settlement Agreement”) which resolves the issues related to the July 8, 2022, notice of default from CIMA related to the License Agreement. Pursuant to the terms of the Settlement Agreement, in exchange for the consideration provided in the Settlement Agreement, Cuentas paid CIMA $770,239.78 and the Company may assist CIMA in the sale of its Cuentas shares.

Further, in connection with the Settlement Agreement, Cuentas, Dinar Zuz, LLC, Michael De Prado and Arik Maimon provided signed waiver letters, expressly waiving any right of first refusal and co-sale rights granted in their favor under that certain letter agreement, dated December 31, 2019 (the “Side Letter”), by and among CIMA, Dinar Zuz, LLC, Michael Del Prado and Arik Maimon, and CIMA agreed (i) to restore immediately Cuentas’s access to its platform; (ii) provided Cuentas with a limited license to utilize the platform the terms of which are detailed specifically in Section 6 of the Settlement Agreement, and to use reasonable efforts, subject to Cuentas’ compliance thereto, to provide Cuentas’ customer data to Cuentas through the end of the limited license term described in Section 6 of the Settlement Agreement; (iii) deliver to Cuentas the Source Code (as that term is defined in paragraph 1.18 of the License Agreement) relating to “Out-Of-Scope Services,” and as further detailed in Section 6 of the Settlement Agreement; (iv) not enforce its rights under the Side Letter through and including August 31, 2022, and (v) shall not transfer, sale, or encumber its Cuentas shares through and including August 31, 2022, except as permitted therein. If Cuentas fails to comply with any term of this Settlement Agreement, Cuentas agreed to a Stipulated Judgment described in Section 5 of the Settlement Agreement, which, if triggered, the limited license set forth in Section 6 and any of CIMA’s obligations under this Settlement Agreement shall become null and CIMA shall have the right to shut off Cuentas access to the Platform without notice.

The Settlement Agreement also provides for mutual general releases by Cuentas for the benefit of CIMA and by CIMA for the benefit of Cuentas of all claims other than claims relating to a breach of the Settlement Agreement.

The Settlement Agreement by its terms in effect terminated substantially all the obligations under the license agreement, dated December 31, 2019, by and between Cuentas and CIMA.

Strategic Partners

Sutton Bank (“Sutton”)

Cuentas has a 5 year Prepaid Card Program Management Agreement with Sutton Bank as the issuer of the Cuentas Prepaid Mastercard® - Debit/GPR card which is effective through October 2026 with automatic 1 year renewals.. Sutton insures account holders’ funds through the FDIC and provides direct deposit capabilities, early pay functionality and account balance functionality for the Cuentas Mobile App and Mobile Wallet. Cuentas pays Sutton monthly fees for their assistance with compliance and regulatory concerns. Sutton coordinates Know Your Client (“KYC”), Office of Foreign Asset Control (“OFAC”), Politically Exposed Persons (“PEP”) and Anti-Money Laundering (“AML”) compliance with Cuentas and IDology. Each applicant must have either a Social Security number or an ITIN. During the registration process, IDology compares each applicant’s personal information with known KYC, OFAC and PEP databases, and if required, can request certain forms of identification to confirm their identity. These forms of identification may include but are not limited to: Passport, Driver’s License, Matricula Consular and U.S. residency documentation. Only applicants that reach a certain score that is coordinated between Sutton and IDology, are approved to receive a Cuentas Prepaid Mastercard® associated with their Cuentas Mobile App and Wallet account.

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

Under the InComm PSA, InComm provides processing services, telephone support, data storage services, account servicing, reporting, output and hot carding services to the Company. Cuentas pays InComm monthly fees for its support as well as anti-fraud and compliance services. Processing services consist mainly of authorization and transaction processing services. InComm also processes authorizations for transactions made with or on prepaid products, along with any payments or adjustments made to prepaid products. InComm also processes the Company’s data and post entries in accordance with the specifications. Data storage services consist mainly of storage of the Company’s data in a format that is accessible online by the Company through APIs designated by InComm, subject to additional API and data sharing terms and conditions. InComm also provides Web/API services for prepaid Cuentas GPR applications and transactions.

Cuentas SDI, LLC

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

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement with SDI Black, the holders of all the membership interests of SDI Black and Cuentas-SDI, for the acquisition of 19.99% of the membership interests of Cuentas-SDI in exchange for $750,000. Cuentas also had the right to close on the potential acquisition of the remaining 80.01% of the membership interests of Cuentas SDI within 60 days in exchange for a purchase price of an additional $2,459,000 which the Company did not exercise.

The Company is working with a Vendor-Client relationship with Cuentas-SDI, who uses Least Cost Routing (LCR) to decide which vendor provides the products for sale. The LCR platform will determine the percentage and quantity of revenue that is realized between Cuentas and Cuentas-SDI

The Cuentas Ecosystem

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

LSI Group S.A. (“LSI”)

On Aug 31, 2022, Cuentas signed a 1-year agreement which is extendable to 3 years total with completion of certain milestones. LSI will market the US based Cuentas Prepaid Debit Card and Mobile App in countries including El Salvador, Guatemala and Honduras with plans to expand to South America, starting with Colombia, with the goal to sign 200,000 US-based Cuentas customers in 1 year for international cross-border remittances. As of date, the Company has not generated revenues through LSI.

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

Media spend is distributed amongst these marketing vehicles and adjusted as acquisition data is received. Our initial program is designed to test creative, geo targeting and formats. Once feedback is analyzed, spending will be optimized to enhance efficiency and cost of acquisition. Vertical market integration and partnerships will also be developed to augment growth and stability.

Marketing strategies for customer acquisition have focused on key markets, targeted audiences, lifestyle fit, brand awareness, key metrics and go-to-market plans, especially where Hispanic & Latino groups are concentrated, such as Southern California, Texas, New York, Florida, Arizona and New Mexico. The marketing relationship with the indoor professional MASL (Major Arena Soccer League) soccer league for the 2022-2023 season has introduced the Cuentas brand and services to sports fans throughout the 14 team cities, with additional reach through streaming of the pro soccer games through the Twitch streaming network. The demographics of soccer fans is directly in line with Cuentas’ target audience.

Cuentas will promote the newly integrated POS capabilities in its ecosystem and market these services to the 30,000 bodegas and convenience stores in the network, with the possibility of upgrading a select number of them to neighborhood financial centers to be able to load cash to the Cuentas prepaid debit card and provide other financial services.

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, the Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, the Company and WaveMax formed CuentasMax LLC on Dec 8, 2021, a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in up to 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, could permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to the Company, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agreed to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement . In addition, each of the Company and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by the Company, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of the Company and WaveMAX, with the initial officers to be determined. It is hoped that up to 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with the Company’s distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the net revenue of CUENTASMAX will be paid by CUENTASMAX on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMAX grants CUENTASMAX exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in the Company’s BODEGAS network throughout the United States. The parties have agreed to expand CUENTASMAX to other areas of the U.S. once the current deployment is in progress or has been completed. As of date, CuentasMax has installed 30 WiFi6 Access Points in New York City, Los Angeles, and Puerto Rico at different small businesses including Bodegas, restaurants, beauty salons and gas stations. CuentasMax also has pilot project agreements with the Bodega Association and Business Group in NYC, Benelisha Group in LA, and Top Gasoline Inc in Puerto Rico. As of December 31,2022, the Company funded $80,000 in CUENTASMAX and recorded equity losses in the amount of $52,000.

Entry into a Joint-Venture Agreement with Benelisha Group, Inc. (“Benelisha”)

On August 4, 2021, the Company and Benelisha entered into a Definitive Marketing and Promotion Agreement (the “Benelisha Agreement”). Pursuant to the Benelisha Agreement, the Company and Benelisha will market and promote Cuentas GPR cards and the mobile phone application (“DC/MA”) products to Benelisha customers. During the term of the Benelisha Agreement, Benelisha’s goal is to register Benelisha customers to become active users of the Cuentas DC/MA products. The Company hopes to complete technical and program integration to be able to launch in Q2 of 2023.

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

Acquisition of a 6% equity position in Lakewood Village

On March 7, 2023 Cuentas announced that it had completed the acquisition of a 6% equity position in Lakewood Village, the first sustainable rental housing project developed in the US using a patented MCFR Mineral Composite Fiber Reinforced Construction Technology that has been approved for hurricane-prone areas as such in Florida. The Lakewood Village project is an affordable multi-family real estate development located in Lake Worth, Palm Beach County, Florida, consisting of 96 apartments that are 2 and 3 bedrooms. An independent appraisal has valued the project, once completed, at approx. $25M, equating the Company’s equity position at approx. $1.5M. This investment will produce monthly income, expected to be about $100k per year or more. Due to the success of the Lakewood project, the Company has made plans to develop additional affordable real estate projects under the CuentasCasa brand and has entered negotiations to initiate other projects, initially in South Florida.

Entry into a supply agreement with Renco USA

In March 2023, the Company also signed a 10 year supply agreement with Renco USA, Inc, the provider of the innovative, green, structural construction technology components used in the Lakewood Village project, which is hurricane proof (up to CAT 5) and earthquake proof (Seismic Cat A & B – soon C, D & E). Renco USA has the exclusive rights in the USA to the patented process. The Renco Wall, Floor and Roofing System is a unique MCFR Building System that creates interlocking, fiber reinforced, composite building blocks and other construction related products that can be connected in an almost limitless variety of designs. Renco’s system can be used to create homes, apartment buildings, hotels, office buildings, warehouses, infrastructure products and more.

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

Reverse Split and Offering

On February 6, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the purpose of raising approximately $5 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of (i) 163,344 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and (ii) pre-warrants to purchase up to 128,031 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase 291,375 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”). The combined purchase price per Share and Purchase Warrant is $17.16 and the combined purchase price per Pre-Funded Warrant and Purchase Warrant of $17.16.

The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to any Investor whose purchase of shares of Common Stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

The Purchase Warrants will be exercisable on the six-month anniversary of the issuance date and will expire five and one-half years following the date of issuance at an exercise price of $17.36 per share.

The closing of the sales of these securities under the Purchase Agreement occured on or about February 8, 2023, subject to satisfaction of customary closing conditions.

H.C. Wainwright & Co., LLC (“Wainwright”) is acting as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65,000 and $15,950 for clearing expenses. The Company has also agreed to issue to Wainwright or its designees warrants to purchase 20,396 shares of Common Stock (the “PA Warrants” and the shares of Common Stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants have a term of five years from the commencement of sales in the offering, and have an exercise price of $23.17 per share. The fair market of those warrants was $267 thousand as of date of issuance.

The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses was approximately $4.3 million.

On February 7, 2023 the investor exercised 67,800 Pre-Funded Warrants and in March 13, 2023 the investor exercised 60,231 Pre-Funded Warrants.

As previously disclosed, on June 21, 2022, the Nasdaq Listing Qualifications Staff (the “Staff”) issued the Company a delist letter citing its failure to comply with the minimum bid price requirement under Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until December 19, 2022, to regain compliance with Rule 5550(a)(2). On December 20, 2022, Staff notified the Company that it had determined to delist the Company as it did not comply with bid price requirement for listing on the Exchange. On December 27, 2022, the Company requested a hearing, which was held on February 9, 2023. On February 28, 2023, the Company announced that it received on February 23 formal notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) had determined to grant the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an extension through April 6, 2023, to evidence compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Such extension is subject to the conditions that (1) on or before March 23, 2023, the Company shall effect a reverse stock split at a ratio that is sufficient to ensure compliance with the Bid Price Rule and (2) on April 6, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading sessions. The Company is taking definitive steps to timely evidence compliance with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so by April 6, 2023, or that the Panel will grant a further extension if required.

On March 24, 2023, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every thirteen shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 13-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 13-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 13-for-1 reverse stock split.

The Company 2021 Share Incentive Plan

On June 17, 2021 the Board of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). which was approved by the shareholders during the Annual Shareholders Meeting held on December 15, 2021. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 124,231 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee.

Employees

As of March 31, 2023, our management team consisted of the Interim Chief Executive Officer, Interim President, and Chief Financial Officer. We have an additional three full-time employees: our Compliance Officer, IT Director, and Executive Assistant. For more information relating to the employment agreements, please see the section below entitled “Item 11. Executive Compensation.”

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

We are substantially dependent on the CIMA Technical and Back-End support, which may be terminated under certain circumstances.

On December 31, 2019, the Company entered into the CIMA License Agreement, pursuant to which the Company has a perpetual, exclusive, non-transferable, non-sublicensable, royalty-free license to access and use the CIMA Licensed Technology in the form provided to the Company via the Hosting Services. Pursuant to Section 6 of the Amended Settlement Agreement executed December 28, 2022, the License expired on November 30, 2022 and is extended for technical support and back-end services to a comparable level on a month by month basis as the Company coordinates its transition to an alternative platform.., We could lose access to the licensed technology that comprise the Cuentas technology platform prior to the complete transition, which will have a significant impact on our business, operations and financial results.

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

MVNO operators, including Cuentas Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Cuentas Mobile will sell mobile services starting in ________ as an MVNO that operates on the largest 5G nationwide network from one of the top 3 mobile carriers and is dependent on the performance of its underlying provider and its network.

To compete effectively, Cuentas needs to improve its offerings continuously.

Cuentas plans to begin operations shortly and expects to be substantially smaller than its competitors. As a result, to compete effectively, Cuentas needs to improve its offerings rapidly and continuously.

Cuentas may be unable to attract and retain users.

As of the date of this filing, Cuentas has an operating history of e-commerce card business of almost three years. If Cuentas cannot increase the number of cardholders using its Cuentas Mastercard and retain its existing cardholders, this will significantly adversely affect Cuentas’ operating results, revenues, financial condition, and ability to remain in business.

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

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to de-list our securities. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. . The Company exercised a Reverse Stock Split of 13 shares for 1 share on March 24, 2023 to bring it in compliance with Nasdaq’s pricing requirements. Nasdaq is expected to issue a final decision on the 10th trading day after the reverse split. The Company believes it has complied with Nasdaq’s requirements but until Nasdaq delivers its decision, there is still possible risk of a de-listing.

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

Our directors, executive officers, principal shareholders and their affiliates beneficially own or control, directly or indirectly, in the aggregate, approximately 21.83% of our outstanding Common Stock. As a result, these shareholders, acting together, could have significant influence over the outcome of matters submitted to our shareholders for approval, including the election or removal of directors; any amendments to our articles of incorporation or bylaws; any merger, consolidation or sale of all or substantially all of our assets; and over the management and affairs of the Company. This concentration of ownership may also have the effect of delaying or preventing a change in control of the Company or discouraging others from making tender offers for our shares and might affect the market price of our Common Stock.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,052,838.09 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On June 5, 2020, Secure IP filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company. The complaint primarily concerns alleged indebtedness owed Secure IP by Limecom. Secure IP also alleges that the Company received certain transfers of funds which it alleges may be an avoidable transfer under Florida Statute §725.105 up to $1,052,838.09. The Company is contemplating filing a motion to dismiss the complaint and disputes that it received the alleged $1,052,838.09 from Limecom. Moreover, to the extent the Company has exposure for any transfers from Limecom, both Limecom and Heritage have indemnified the Company for any such liability. The Company continues to vigorously defend its position to be removed as a named party in this action due to the fact that the Company rescinded the Limecom Acquisition on January 30, 2019. Cuentas has provided requested discovery and expects depositions to be scheduled shortly. As of December 31, 2022 the company accrued $300,000 due to this matter.

On February 8, 2023, a former employee filed a breach of employment agreement alleging Cuentas failed to pay her for sixty days following her resignation and failed to pay her under an employee incentive plan. The Company disputes these allegations and denies that her employment agreement requires the payment of this additional compensation. On March 10, 2023, the Company’s Registered Agent was served with this complaint registered as Miami-Dade County Local Case Number: 2023-002134-CA-01.

ITEM 4. MINE SAFETY DISCLOSUES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since February 2, 2021, our common stock has been traded on the Nasdaq Capital Market with the symbol CUEN and our warrants have been traded on the Nasdaq Capital Market with the symbol CUEN.W. Prior to such date, our common stock was traded on the OTCQB market. As our shares are relatively thinly traded, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock. . A Reverse Stock Split of 13 shares for 1 share was exercised on March 24, 2023.

Holders of Common Stock

As of March 31, 2023, our shares of common stock were held by 128 record holders and our warrants were held by 3 record holders. As of March 31, 2023, we had 2,085,867 shares of Common Stock issued and outstanding. Additionally, there were 128,477 options to purchase common stock issued of which 120,782 are exercisable as of March 31, 2022. Furthermore, as of March 31, 2022 there were (1135,215 shares of Common Stock issuable upon exercise of the Warrants at an exercise price of $55.90 per share; (2) 3,077 shares of Common Stock issuable upon exercise of the representative’s warrants at an exercise price of $113.75 per share; (3623 shares of Common Stock issuable upon exercise of warrants at an exercise price of $260.00 per share; (4)324,926 shares of Common Stock issuable upon exercise of the Warrants at an exercise price of $7.67 per share (5) 22,745 shares of Common Stock issuable upon exercise of the representative’s warrants at an exercise price of $11.54 per share (6) 291,375 shares of Common Stock issuable upon exercise of the Warrants at an exercise price of $17.16 per share (7) 20,396 shares of Common Stock issuable upon exercise of the representative’s warrants at an exercise price of $23.17 per share;.

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

We have never paid any cash dividends. We may not pay additional cash or stock dividends in the foreseeable future on the shares of common or preferred stock. We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding; and

●	other factors, including any applicable laws.

Therefore, there can be no assurance that any addition dividends on the common or preferred stock will be declared.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2022 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	128,477	56.44	120,782
Equity compensation plans not approved by security holders	-	-	-
Total**	128,477	56.44	120,782

On June 17, 2021 the Board of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 242,308 shares. The 2021 Plan is designed to enable the flexibility to grant equity awards to the Company’s officers, employees, directors and consultants as determined by the Company’s Compensation Committee. On December 15, 2021, the shareholders of the Company approved the 2021 Plan .

In 2021 the Company issued 119,229 stock options and 38,461 in 2022 to executives’ officers and non-employee directors. The options vest on the terms set forth on the table below. Such options can be exercised until, November 2, 2031, and were approved by the Company’s shareholders on December 15, 2021.

Name	Number of Options	Exercise Price	Vesting Schedule
Jeffery D Johnson	38,462	$36.40	125,000 on 11/3/2021. 125,000 on each Employment Anniversary.
Shalom Arik Maimon	15,385	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Michael DePrado	11,538	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Ran Daniel	7,692	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Richard Berman	7,692	$36.40	50% on 11/3/2021
Yochanon Bruk	7,692	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Jeff Lewis	7, 692	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
David Schottenstein	7,692	$36.40	50% on 11/3/2021
Adiv Baruch	7,692	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Carol Pepper	7,692	$36.40	50% on 11/3/2021; 50% on 12 month anniversary of grant date
Anthony H. Meadows	15,385	$36.40	33.3% on 2022, 33.3% on 12 month anniversary of grant date and 33.3% on second anniversary of grant date.
Sara Sooy	7,692	$36.40	50% on /2022; 50% on 12 month anniversary of grant date
Sandra Orihuela	7,692	$36.40	50% on /2022; 50% on 12 month anniversary of grant date
Lex Terrero	7,692	$36.40	50% on /2022; 50% on 12 month anniversary of grant date

Recent Sales of Unregistered Securities

On April 6, 2022, the Company issued 7,693 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was $110,000.

On August 4, 2022, the Company, entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 127,308 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 197,620 shares of Common and warrants to purchase up to 324,928 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $9.23 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $9.23. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $7.67 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and six months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, are approximately $3.0 million. On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement. Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC (the “Placement Agent’) was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 22,745 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $11.54 per share. The fair market of those warrants was $165 thousand as of date of issuance.

On February 3, 2023, the Company (“ Cuentas” or “Buyer”) entered into a Membership Interest Purchase Agreement (MIPA) with Core. Core has agreed to sell 6% of its interest in the Lakewood Manager to Cuentas and Cuentas has agreed to issue to Core 295,282 of the Company’s common shares to acquire the 6% equity in the Lakewood Manager valued at $1,195,195. The 295,282 of the Company’s share was equal to 19.9% of the total number of current issued and outstanding shares of the Company as of the date of this Agreement. The Company closed this transaction on or about March 9th, 2023.

On August 4, 2022, the Company, entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 127,308 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 197,620 shares of Common and warrants to purchase up to 324,928 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $9.23 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $9.23. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $7.67 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and six months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, are approximately $3.0 million. On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement. Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC (the “Placement Agent’) was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 22,745 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $11.54 per share. The fair market of those warrants was $165 thousand as of date of issuance. The Company issued such shares in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On February 6, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the purpose of raising approximately $5 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of (i) 163,344 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and (ii) pre-warrants to purchase up to 128,031 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase 291,375 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”). The combined purchase price per Share and Purchase Warrant is $17.16 and the combined purchase price per Pre-Funded Warrant and Purchase Warrant of $17.16. The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to any Investor whose purchase of shares of Common Stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full. The Purchase Warrants will be exercisable on the six-month anniversary of the issuance date and will expire five and one-half years following the date of issuance at an exercise price of $17.36 per share. The closing of the sales of these securities under the Purchase Agreement occured on or about February 8, 2023, subject to satisfaction of customary closing conditions.

H.C. Wainwright & Co., LLC (“Wainwright”) is acting as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65,000 and $15,950 for clearing expenses. The Company has also agreed to issue to Wainwright or its designees warrants to purchase 20,396 shares of Common Stock (the “PA Warrants” and the shares of Common Stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants have a term of five years from the commencement of sales in the offering, and have an exercise price of $23.17 per share. The fair market of those warrants was $267 thousand as of date of issuance. The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses was approximately $4.3 million. On February 7, 2023 the investor exercised 67,800 Pre-Funded Warrants and in March 13, 2023 the investor exercised 60,231 Pre-Funded Warrants.

On March 16, 2023, the Company issued 15,385 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was $112

Each of the transactions described in this Item II give effect to the Reverse Stock Split (as defined below) and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act and, in the case of sales to investors who are non-US persons, Regulation S promulgated under the Securities Act.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”),Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company also owns 50% of CUENTASMAX LLC which is a joint venture and installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN

The Company invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers wholesale telecommunications minutes and prepaid telecommunications minutes to consumers through its Tel3 division.

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000. . SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI. The MIPA contains a number of representations and warranties by each of the parties thereto which we believe are customary for transactions similar to the transactions contemplated by the MIPA. In addition, the Company provided a loan in the amount of $100,000 that was provided to Cuentas SDI for marketing purposes. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI.   As of December 31, 2022, Cuentas SDI did not repay the loan to the Company and therefore that Company wrote off the entire loan. The investment in Cuentas SDI is recorded an investment in unconsolidated entity in our financial statement.

On August 22, 2022, the Company entered into a Software Licensing and transaction sharing Agreement with The OLB Group, Inc. (“OLB), a Delaware corporation whereas OLB, through its wholly-owned subsidiaries will establish a merchant services relationship whereby the parties will seek to sell or rent OLB’s point-of-sale (POS) devices to merchants in the network established by Cuentas SDI, LLC for the merchants in the SDI network and the Company will use reasonable best efforts to interconnect its reload agreement with the OLB POS platform for use in qualified merchant locations. The Company will market the OLB-branded products under the processing platform as a Cuentas white label application for payment processing and debit cards. OLB will develop for Cuentas’ Mobile App and associated products, an Application Programming Interface (API), databases and servers at no cost to the Company to allow for the registration, approval and onboarding of consumers onto the Cuentas GPR/Mobile App/Mobile Wallet platform with complete functions as currently available through the Cuentas App and associated products and services. OLB agreed to provide OLB’s Services for Cuentas’ benefit in exchange for revenue sharing and OLB will utilize its developers to enhance the Cuentas GPR-Mobile-App. Before the relaunch of the Cuentas GPR-Mobile-App, the OLB developers in consultation with Cuentas shall as necessary test the functionality, reliability and process of the Cuentas GPR-Mobile-App in a controlled testing environment. Upon approval by the Company of the results of the controlled testing environment to move the Cuentas GPR-Mobile-App into production, the OLB developers, in consultation with the Company, shall perform periodic test of the Cuentas GPR-Mobile-App to ensure continued functionality, reliability and process of the Cuentas GPR-Mobile-App and to remove and repair any bugs or malfunctions in the Cuentas GPR-Mobile-App as soon as practicable. All net revenue generated by OLB from the following: (i) net revenues from the sale or rental of OLB POS devices to Cuentas SDI Merchants, (ii) all other net revenues generated by OLB arising from or related to the OLB POS devices elected to be utilized by the Cuentas SDI Merchants, (iii) all net revenues generated by OLB from the Cuentas White Label Products/Services, and (iv) to the extent that the Reload Provider agrees to provide its reload capability through the OLB POS devices, the net revenues generated by OLB from the reloads shall be split between OLB and Cuentas. All net revenue generated by Cuentas from the following: (i) net revenues from each reload purchased though the OLB POS device through a Cuentas SDI Merchant, (ii) all retail digital products as set forth on Schedule A sold through a OLB POS device through a Cuentas SDI Merchant or the Cuentas White Label Products/Services, (iii) mobile top-ups net revenues sold through a OLB POS device through a Cuentas SDI Merchant: all net revenues to be split between OLB and Cuentas. Net revenue will be shared between the Parties and profits will be calculated and settled on a 30 net 30 basis (after each 30-day period closes, the Parties have 30 days to calculate and settle net revenue). On August 22, 2022, the Company entered into an Independent Sales Organization Processing Agreement with eVance, Inc., a wholly owned subsidiary of The OLB Group, Inc.,. whereby eVance is in the business of providing credit and debit card processing services to merchants. The Company desires to solicit and refer merchants to eVance for those Services under the terms of this Agreement. eVance will provide Merchants with access to Third-Party Authorization Networks, Settlement and other services to authorize, capture and transmit data relating to transactions on major credit and debit card networks. As of the date of this report, the Company has not generated any revenue from this transaction since the development and the integration of the additional features is not completed as of date. The Company expects to complete the development during 2023

On February 3, 2023, the Company (“ Cuentas” or “Buyer”) entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core” or “Seller”), a Florida corporation that holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core has agreed to sell 6% of its interest in the Lakewood Manager to Cuentas. and Cuentas has agreed to issue to Core 295,282 of the Company’s common shares to acquire $1,195,195 of equity in the Lakewood Manager. The 295,282 of the Company’s share was equal to 19.9% of the total number of current issued and outstanding shares of the Company as of the date of the Agreement. Core, Lakewood Manager an affiliate of RENCo USA, Inc., is constructing the 4280 Lakewood Project with RENCO Structural Building System, a proprietary composite structural system distributed by RENCo USA, Inc. The Company closed this transaction and issued the aforementioned shares on March 7, 2023.

On March 1, 2023, Cuentas announced that it signed a 10 year supply agreement with Renco USA, Inc (“Renco”), to provide its patented building materials for new, sustainable rental housing projects. Renco is an innovative green construction technology company that has a patented MCFR (Mineral Composite Fiber Reinforced) Construction System which provides cost efficiency, reduced build time, and sustainable benefits. Renco’s system is hurricane proof up to Category 5, which is a major benefit for developing housing projects in the South Florida market and other hurricane prone areas where Cuentas is planning to develop projects. Renco’s system is also earthquake resistant. Renco USA was the supplier of building technology and materials for the abovementioned affordable housing project in the USA using its MCFR system. Renco USA has the exclusive rights in the USA to the patented building process. The Renco Wall, Floor and Roofing System is a unique MCFR Building System that creates interlocking, fiber reinforced, composite building blocks and other construction related products that can be connected in an almost limitless variety of designs. Renco’s system can be used to create homes, apartment buildings, hotels, office buildings, warehouses, infrastructure products and more.

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

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2022 to year ended December 31, 2021

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products, and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the year ended December 31, 2022, totaled $2,994,000 compared to $593,000 for the year ended December 31, 2021. The increase in our sales of digital products and General-Purpose Reloadable Cards is mainly due to an increase in the sales of our digital telecom products due to online and other marketing initiatives and realization of deferred revenue in the amount of $570,000 of our telecommunications products

Revenue by product for 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$839	$525
Digital products and General-Purpose ‘Reloadable Cards	2,155	68
Total revenue	$2,994	$593

Costs of Revenue and Gross profit

Cost of revenues during the year ended December 31, 2022 totaled $2,508,000 compared to $469,000 for the year ended December 31, 2021.

Cost of revenue consists of the purchase of wholesale minutes were approximately $232,000 during the year ended December 31, 2022 and $313,000 during the year ended December 31, 2021.

year ended

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Cards in the amount of $2,276,000 during the year ended December 31, 2022 and $156,000 during the year ended December 31, 2021. The costs related to the sale of the Company’s Digital products and GPR Cards were composed mainly from the cost of the Digital products in the amount of $2,087,000 during the year ended December 31, 2022 as oppose to $68,000 during the year ended December 31, 2021.

Gross profit (loss) by product for 2022 and 2021 are as follows :

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Telecommunications	$607	$212
Digital products and General Purpose Reloadable Cards	(121)	(88)
Total Gross profit	$486	$124

Gross profit margin for the year ended December 31, 2022 was 16% consisting of 72% gross profit margin for the telecommunications segment and offset by a gross loss margin of 6% for the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards in 2022 and 2021 stemmed from the lower margins of our digital products since these sales derived from the sale of digital products bears minimal gross margins. The Company is actively pursuing related and symbiotic business relationships and projects that will produce significant revenue with higher profit potential.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses, impairments and amortization of Intangible assets as discussed below and totaled $14,841,000 during the year ended December 31, 2022, compared to $10,789,000 during the year ended December 31, 2021, representing a net increase of $4,052,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Year Ended December 31,
	2022	2021
	($ in thousands)
General and Administrative Expenses:
Officers’ compensation	$1,397	$1,180
Performance bonuses	300	-
Directors fees	233	249
Share-based compensation	1,697	2,745
Directors’ and officers’ insurance	490	670
Professional services	661	516
maintenance and support services in accordance with the software maintenance agreement with CIMA	700	500
Legal fees	635	645
payments in accordance with the processing service agreement with Incomm	860	590
Credit losses	157	228
Marketing	1,437	410
Settlement	-	325
Other	1,513	1,378
Total	$9,431	$8,980

Selling, general and administrative expenses totaled $9,431,000 during the year ended December 31, 2022 compared to $8,980,000 during the year ended December 31, 2021, representing a net increase of $451,000. Included in in the Selling, general and administrative expenses, Stock-based compensation amounted to $1,587,000 and shares issued for services expenses amounted to $110,000 during the year ended December 31, 2022 compared to $2,745,000 during the year ended December 31, 2021. This was mainly due to issuance of 1,550,000 stock options to directors and officers of the Company in the 2021 and 500,000 stock options issued to officer and directors of the Company in the 2022. Such options can be exercised until 2032. The increase in the other operating expenses is mainly due to an increase in the agreed maintenance and support services in accordance with the software maintenance agreement with CIMA in the amount of $200,000, increase in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $270,000 to $860,000 during the year ended December 31, 2022, increase in officers’ compensation of $217, 000, performance bonuses to the interim CEO and President of the Company in the amount of $300,000, credit losses of receivables due from Cuentas SDI LLC in the amount of $157,000, and increase of approximately of $1,027,000 in our selling and marketing expenses during 2022 mainly due to our marketing and social media campaigns with connection to the sales of our Digital products and General-Purpose ‘Reloadable Cards .

Amortization and impairment of Intangible assets

Amortization of Intangible assets totaled $1,810,000 during the year ended December 31, 2022 and $1,809,000 during the year ended December 31, 2021, respectively. The amortization expense mainly stems from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of perpetual software license had an estimated fair value of $9,000,000. The Company amortizes the intangible assets on a straight-line basis over their expected useful life of 60 months. During the fourth quarter of 2022, the Company recorded an impairment charge of $3,600,000 whereas as no amount was assigned to the acquired platforms on December 31, 2022.

Other Income

The Company recognized other expenses of $124,000 during the year ended December 31, 2022 compared to other loss of $61,000 during the year ended December 31, 2021. The increase is mainly due a write off a loan in the amount of $100,000 that was provided to Cuentas SDI LLC and was not repaid.

Net Loss

We incurred a net loss of $14,531,000 for the year ended December 31, 2022, as compared to a net loss of $10,729,000 for the year ended December 31, 2021, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2022, the Company had total current assets of $689,000, including $466,000 of cash, accounts receivables of $209,000, and other current assets of $14,000. As of December 31, 2022, the Company had total current liabilities of $ 2,134,000 creating a negative working capital of $1,445,000.

As of December 31, 2021, the Company had total current assets of $6,780,000, including $6,607,000 of cash, accounts receivables of $11,000, and other current assets of $162,000 and total current liabilities of $ 2,719,000 creating a working capital of $4,061,000.

Cash Flows – Operating Activities

The Company’s operating activities for the year ended December 31, 2022, resulted in net cash used of $8,137,000. Net cash used in operating activities consisted of a net loss of $14,531,000 partially offset by non-cash expenses consisting of share-based compensation of $1,697,000, impairment of intangible assets of $3,600,000 and amortization of intangible assets of $1,810,000. Changes in operating assets and liabilities used cash of $777,000, resulting mainly from an increase of in accounts receivables of $431,000, decrease in other accounts payables of $ 712,000and decrease of deferred revenue of $570,000 which was offset by an increase in accounts payables of $421,000 and increase in accrual for bonuses in the amount of $300,000.

The Company’s operating activities for the year ended December 31, 2021, resulted in net cash used of $9,330,000. Net cash used in operating activities consisted of a net loss of $10,728,000, which was offset partially by non-cash expenses consisting of share-based compensation of $2,745,000 and amortization of intangible assets of $1,809,000. Changes in operating assets and liabilities utilized cash of $3,192,000, resulting mainly from decrease in accrued expenses and other current liabilities of $1,562,000, and a decrease in accounts payables of $1,544,000.

Cash Flows – Investing Activities

The Company’s investment activities for the year ended December 31, 2022, resulted in net cash used of $664,000 and net cash used of $87,000 for the same period in 2021. The increase was mainly due to the investment in Cuentas SDI LLC.

Cash Flows – Financing Activities

The Company’s financing activities for the year ended December 31, 2022, resulted in net cash in the amount of $2,660,000 mainly from the sale of our common stock. The Company’s financing activities for the year ended December 31, 2021, resulted in net cash received of $15,797,000, consisting of $10,614,000 received from the sale of our common stock and $6,264,000 from the issuance of shares due to exercise of warrants, partially offset by repayments of loans of $730,000 and repayments of $355,000 of loans from a related party.

The decrease in 2022 in our working capital was mainly attributable to the increase in Accounts Payables in the amount of $ 371,000, decrease in our other Accounts Payables in the amount of $662,000 and decrease in our Cash and Cash equivalents in the amount of $ 6,141,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products and General-Purpose Reloadable Cards will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products and General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Management has taken important steps to reduce the financial burn rate and has curtailed some ineffective marketing programs, concentrating on those programs that have been proven to produce good results. Reduction of some top-level personnel has brought savings to the company as current executives took over the vacant positions at no additional cost to the Company but offset by the bonuses. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of December 31, 2022, the Company had approximately $466 thousand in cash and cash equivalents, approximately $1,445 thousand in negative working capital and an accumulated deficit of approximately $52,750 thousand . These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2022.

Further, on February 6, 2023, the Company, sold an aggregate 291,376 shares of Common and 291,376 warrants to purchase up to 291,376 shares of Common Stock in consideration of $5.0 million. The net proceeds to the Company, after deducting placement agent fees and other offering expenses, were approximately $4.5 million. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-32 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

On February 15, 2023, the Audit Committee of Cuentas, Inc. of the Company approved the dismissal of Halperin CPA as the Company’s independent registered public accounting firm. The decision to dismiss Halperin CPA was due to the partner rotation requirement under Section 203 of the Sarbanes-Oxley Act.The Company has provided Halperin with a copy of the above disclosures and requested that Halperin furnish the Company with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the above statement. The audit reports of HALPERIN on the consolidated financial statements of the Company for each of the two most recent fiscal years ended December 31, 2020 and December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

(b)	Engagement of New Independent Registered Public Accounting Firm.

On February 16, 2023, the Audit Committee of the Board of Directors (the “Board”) of the Company approved the appointment of Yarel and Partner to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.

During the Company’s fiscal years ended December 31, 2021 and 2022 and the subsequent interim period through February 15, 2023, neither the Company nor anyone on its behalf has consulted with Yarel regarding (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company’s financial statements and, neither a written report nor oral advice was provided to the Company that Yarel concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2022 and 2021, are designed at a reasonable assurance level and are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Such Information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Arik Maimon	46	Chairman of the Board of Directors and Interim CEO

Ran Daniel	53	Chief Financial Officer

Michael De Prado	52	Vice Chairman of the Board of Directors and Interim President

Adiv Baruch	58	Director

Yochanon Bruk	43	Director

Sara Sooy	30	Director

Haim Yeffet	72	Director

Lexi Terrero	40	Director

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

Lexi Terrero is a marketing & financial executive with 15 years of experience in digital media, investor relations and private equity. Lexi’s experience combines deep industry knowledge of marketing and business development, sales development, raising capital, finance, and operational management. She received a BS in Finance and an MBA in Interdisciplinary Business from St. Johns University in New York City.

Sara Sooy has served as a Somerset County Commissioners since 2019 and has been on the North Jersey Transportation Planning Authority Board of Trustees since 2020. Previously Ms. Sooy worked as a Credit Analyst, and later as a Senior Commercial Real Estate Analyst. She earned a bachelor's degree in economics from Saint Francis College and an MBA in real estate development from Rutgers University.

Haim Yeffet has owned and managed 10 restaurants and served as the CEO of a public company. He is involved in his condo board at the Alexander in Miami Beach, and has served as the Vice President and as Secretary for the association for the last three years.

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

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Messrs. Baruch and Yeffet as well as Ms. Sooy and Ms.Terrero are “independent” as defined by applicable rules and regulations. The Company is in the process to interviewing additional potential Independent Directors to fill additional board positions with goals of Gender, Age and Racial diversity as well as Cyber protection experience as indicated by the SEC to be important goals.

The following table sets forth certain information concerning the annual compensation of our independent directors during the last two fiscal years.

Name and Principal Position	Year	(c) Fee	Bonus	Option Awards		share compensation	Nonqualified deferred compensation earnings	All Other Compensation		(Total Compensation
Adiv Baruch	2022	$67,000	$-		$110,781	$-	$-		$-	$177,781
	2021	56,750	$-		$155,093	$154,841	$-		$-	$366,684

Sara Sooy	2022	$31,250	$-		$81,250	$-	$-		$-	$112,500
	2021	-	$-	$		$-	$-		$-	$-

Lexi Terreo	2022	$-	$-	$		$-	$-		$-	$-
	2021	$-	$-	$		$-	$-	$		$-

Mr. Yeffet was elected to serve as a member of Board in 2023.

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

Audit Committee

Our Board of Directors has an Audit Committee, composed of Mr Baruch, Ms. Sooy and Ms. Terrero, each of whom are independent directors as defined in accordance with section Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Mr. Baruch serves as chairman of the Audit Committee.

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

Compensation Committee

Our Board of Directors has a Compensation Committee composed of Messrs. Baruch and Yeffet as well as Ms. Sooy, each of whom is independent in accordance with rules of Nasdaq. Mr. Baruch is the chairman of the Compensation Committee. Our Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter, which will be reviewed annually.

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

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2022	$295,000	$150,000	$257,895	$-	$-	$-	$702,895
Executive Chairman and Interim CEO	2021	295,000	$-	$326,667	$-	$-	$-	$621,667
Michael De Prado	2022	$275,000	$150,000	$193,421	$-	$-	$-	$638,421
Executive Vice Chairman	2021	268,400	$-	$245,000	$-	$-	$-	$513,400
Ran Daniel	2022	$245,000	$-	$128,947	$-	$-	$-	$373,943
CFO	2021	$274,196	$-	$163,333	$-	$-	$77,400	$514,929

Founder/Executive Chairman Compensation Agreement with Arik Maimon, and Founder/Executive Vice-Chairman Compensation Agreement with Michael De Prado

On August 26, 2021, the Company and Arik Maimon entered into a Founder/Executive Chairman Compensation Agreement (the “Chairman Compensation Agreement”). Additionally, on August 26, 2021, the Company and Michael De Prado entered into a Founder/Executive Vice-Chairman Compensation Agreement (the “Vice-Chairman Compensation Agreement” and collectively with the Chairman Compensation Agreement, the “Chairman Compensation Agreements”). The term of each of these Chairman Compensation Agreements became effective as of August 26, 2021 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado (each such individual, an “Executive” and together, the “Executives”). Under the terms of the Chairman Compensation Agreements, the Executives agreed to be employed by the Company for an initial continuous twelve-month term beginning on the effective date of August 26, 2021, and ending on August 25, 2022. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Chairman Compensation Agreements; however, the Chairman Compensation Agreements, respectively, will not renew automatically if either the Company or the respective Executive provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Chairman Compensation Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295,000) per year, and pursuant to the terms of the Vice-Chairman Compensation Agreement, Mr. De Prado will receive an annual base salary of two hundred seventy-five thousand dollars ($275,000) per year, and each will be eligible for an annual incentive payment of up to one hundred percent (100%) of their respective base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with each Executive, respectively. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with the Executives’ entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Any such annual incentive shall be paid by the end of the second quarter following the calendar year to which each respective Executive’s performance relates. Pursuant to the terms of the Chairman Compensation Agreements, each Executive has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In the event of a change in control of the Company, as defined under the terms of the Chairman Compensation Agreements, that takes place (i) during the term of the Chairman Compensation Agreement or (ii) prior to the date which is twenty-four (24) months from the effective date of the Chairman Compensation Agreements, if the Executive’s employment otherwise terminates prior to such date (other than if the Executive’s employment was terminated for cause or the Executive resigned his employment without good reason, as such terms are defined under the Chairman Compensation Agreements), each respective Executive shall be entitled to a bonus payment equal to two and one-half percent (2.5%) of the cash consideration received by the shareholders of the Company in the change in control transaction. Under the Chairman Compensation Agreements, each Executive is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and non-disparagement, among others. The Chairman Compensation Agreements are each governed by the laws of the State of Florida. The Chairman Compensation Agreements may be terminated by the Company for cause or without cause, and by each respective Executive for good reason or without good reason, as such terms are defined under the Chairman Compensation Agreements. On August 19, 2022, the Company’s Board of Directors approved a motion to appoint Arik Maimon as Interim CEO (in addition to his current position as Chairman of the Board) and Michael De Prado as Interim President (in addition to his current position as Vice Chairman of the Board). Both Arik Maimon and Michael De Prado agreed to assume these positions with no additional compensation.

Employment Agreement with Mr. Daniel

On November 28, 2018, the Company entered into an Employment Agreement with Mr. Daniel. Pursuant to the terms of the Employment Agreement, among other things:

(1)    Mr. Daniel receives a base salary of $162,500 per annum for initial five years term. The Agreement will be automatically renewed for successive one-year periods unless either party provides ninety days’ prior notice of termination. Furthermore, during the term of his Employment Mr. Daniel’s compensation shall no less than any other officer or employee of the Company or its subsidiary.

(2)    Mr. Daniel has the right, on the same basis as other senior executives of the Company, to participate in and to receive benefits under any of the Company’s employee benefit plans, as such plans may be modified from time to time, and provided that in no event shall Mr. Daniel receive less than four weeks paid vacation per annum and six paid sick and five paid personal days per annum.

(3)    Upon the successful up-listing of the Company’s shares of Common Stock to Nasdaq, Mr. Daniel receives a $100,000 bonus.

(4)    Mr. Daniel has agreed to a one-year non-competition agreement following the termination of his employment.

(5)     If Mr. Daniel’s employment with the Company terminates as a result of an involuntary termination (as defined in the Employment Agreement), then, in addition to any other benefits described in this Agreement, Mr. Daniel shall receive all compensation bonuses and benefits earned the date of his termination of employment. In addition, Mr. Daniel will be entitled to a lump sum payment equivalent to the remaining salary due Mr. Daniel to the end of the term of his Employment or six months’ salary, whichever is the greater.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2022:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Ran Daniel	9,230	-	-	3.20	1,538 options at April 6, 2024 and 7,692 at November 2, 2031	-	-	-	$128,947

Arik Maimon	20,616	-	-	$5.12	3,385 options at March 29,2025 ,1,846 at September 12, 2023 and 15,385 at November 2, 2031	-	-	-	$257,895

Michael De Prado	14,246	-	-	$5.00	$2,708 at March 29,2025 and 11,538 at November 2, 2031			-	$193,421

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2023, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares Beneficially Owned	Percent of Class (1)
Arik Maimon (2)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	145,308	6.90%
Chairman

Michael De Prado (3)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	72,941	3.47%
Vice Chairman

Adiv Baruch (4)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139
Director		12,564	0.60%

Ran Daniel (6)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	9,230	0.44%

Sara Sooy (7)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	7,692	0.18%

Lexi Terreo (5)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	3,846	0.18%

Yochanon Bruk (8)	1898 NW 74th Ave. Pembroke Pines, FL 33024	215,658	10.30%

Haim Yeffet (9)	235 Lincoln Rd., Suite 210, Miami Beach, FL 33139	3,846	0.18%

All Directors and Officers as a Group (persons)		467,227	21.68%

5% or More Shareholders

Alize Irrevocable Trust	255 Aragon Ave, Coral Gables FL 33134	111,769	5.36%

Dinar Zuz LLC (8)	1898 NW 74th Ave. Pembroke Pines, FL 33024	215,658	10.30%

Core Development Holdings Corporation	1001 NW 163rd Drive, Miami, Florida 33169	295,282	14.16%

(1)	Applicable percentages based on 2,085,867 shares of Common Stock.

(2)	Arik Maimon is our Executive Chairman of the Board of Directors. Consists of (i) 124,693 shares of Common Stock, (ii) 1,846 stock options, exercisable until September 12, 2023 with an exercise price of $97.5 per share and (iii) 3,385 stock options, exercisable until March 29, 2023 with an exercise price of $186.55 per share (iv) 15,384 stock options, exercisable until November 2, 2031 with an exercise price of $36.40 per share.

(3)	Michael De Prado is our Vice Executive Chairman and Director. Consists of (i) 763,030 shares of Common Stock and (ii) 2,708 stock options, exercisable until March 29, 2023 with an exercise price of $186.55 per share (iii) 11,538 stock options, exercisable until November 2, 2031 with an exercise price of $36.40 per share.

(4)	Adiv Baruch is our director. Consists of 4,872 shares of Common Stock and 7,692 stock options, exercisable until November 2, 2031 with an exercise price of $36.40 per share.

(5)	Ran Daniel is our Chief Financial Officer. Consists of (i) 4,872 shares of Common Stock and (ii) 1,538 stock options, exercisable until April 6, 2024 with an exercise price of $67.93 per share (iii) 7,692 stock options, exercisable until November 2, 2031 with an exercise price of $36.40 per share.

(6)	Lexi Terrero is our director. Applicable percentages based on 3,846 stock options, exercisable until December 29, 2032 with an exercise price of $36.40 per share.

(7)	Sara Sooy is our director. Applicable percentages based on 3,846 stock options, exercisable until May 15, 2032 with an exercise price of $36.40per share.

(8)	Pursuant to a Schedule 13G filed by Dinar with the SEC on March 5, 2020, Dinar is the beneficial owner of the shares reported therein, and Yochanon Bruk (also known as Jonathan Brook) is the sole manager of Dinar and exercises voting and investment power over the shares of Common Stock. As a result, Dinar and Yochanon Bruk may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the shares reported therein. Yochanon Bruk does not own any shares.

(9)	Haim Yeffet is our director. Applicable percentages based on 3,846 stock options, exercisable until May 15, 2032 with an exercise price of $36.40 per share.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The Company incurred annual audit fees during the years ended December 31, 2022 and December 31, 2021 with Halperin Ilanit CPA totaling approximately $55,000.

Audit-Related Fees

The Company incurred annual audit related fees during the year ended December 31, 2022 totalling approximately $30,000. The Company incurred annual audit related fees during the year ended December 31, 2021 totalling approximately $32,500.

All Other Fees

There were no other fees billed for products or services provided by our principal accountant for the fiscal years ended December 31, 2022 and December 31, 2021.

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant or the fees disclosed above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Consolidated Financial Statements

CUENTAS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cuentas, Inc. (the Company) as of December 31, 2022 and the related statements of comprehensive loss, Changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred net losses since its inception, and has not yet generated sufficient revenues to support its operations. As of December 31, 2022, there is an accumulated deficit of $52,750 thousand. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

Yarel + Partners

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

March 31, 2023

We have served as the Company’s auditor since 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Cuentas Inc. (the “Company”) as of December 31, 2021, the related statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Halperin Ilanit.

Certified Public Accountants (Isr.)

PCAOB number 650100001

Tel Aviv, Israel

March 31, 2022

We have served as the Company’s auditor since 2018 till 2023

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	466	6,607
Accounts Receivables net of allowance for credit losses of $177 and $20 as of December 31, 2022 and December 31, 2021, respectively.	209	11
Other current assets	14	162
Total current assets	689	6,780

Property and Equipment, net	6	2
Investment in Unconsolidated Entities (Note 3)	776	38
Intangible Assets (Note 4)	28	5,438
Total assets	1,499	12,258

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	1,231	810
Other accounts liabilities (Note 5)	681	1,126
Deferred revenue	113	683
Notes and Loan payable	109	97
Stock based liabilities	-	3
Total current liabilities	2,134	2,719

Other long term	89	89
TOTAL LIABILITIES	2,223	2,808

STOCKHOLDERS’ EQUITY (DEFICIT) (Note 9)

Common stock, authorized 360,000,000 shares, $0.001 par value; 1,473,645 and 1,157,207 issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	19	15
Additional paid in capital	52,036	47,654
Treasury Stock	(29)	-
Accumulated deficit	(52,750)	(38,219)

Total stockholders’ equity (deficit)	(724)	9,450
Total liabilities and stockholders’ equity	1,499	12,258

The accompanying notes are an integral part of these consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands except share and per share data)

	Year Ended December 31,
	2022	2021
REVENUE	2,994	593

COST OF REVENUE	2,508	469

GROSS PROFIT (LOSS)	486	124

OPERATING EXPENSES

Selling, general and administrative	9,431	8,980
Impairment of Intangible Assets	3,600	-
Amortization of Intangible Assets	1,810	1,809
TOTAL OPERATING EXPENSES	14,841	10,789

OPERATING LOSS	(14,355)	(10,665)

OTHER INCOME (LOSS), NET

Other income (expense), net	(132)	1
Interest income (expense)	6	(172)
Gain from Change in fair value of stock-based liabilities	2	110
TOTAL OTHER INCOME (LOSS), NET	(124)	(61)

NET LOSS BEFORE CONTROLLING INTEREST AND EQUITY LOSSES	(14,479)	(10,726)

Equity losses in non-consolidated entity	(52)	(2)
NET LOSS ATTRIBUTABLE TO CUENTAS INC.	(14,531)	(10,728)

Basic and Diluted net loss per share	(11.81)	(9.32)

Weighted average number of basic and diluted shares of common stock outstanding	1,230,577	1,070,541

The accompanying notes are an integral part of these consolidated financial statements.

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance as of December 31, 2021	1,151,207	$15	47,654	-	(38,219)	9,450
Issuance of Shares of Common Stock, net of issuance expenses **	324,928	4	2,685	-	-	2,689
Shares issued for services	7,693	*	110		-	110
Stock based compensation	-	-	1,587			1,587
Treasury Stock	(10,183)	*	-	(29)	-	(29)
Net loss for the year ended December 31, 2022	-	-	-		(14,531)	(14,531)
Balance as of December 31, 2022	1,473,645	$19	52,036	(29)	(52,750)	$(724)

*	Less than $1.

**	Issuance expenses totaled to $311

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	814,654	11	28,411	(27,491)	931
Issuance of Shares of Common Stock, net of issuance expenses **	214,669	3	10,611	-	10,614
Issuance of Warrants	-	-	4	-	4
Shares issued for services and for employees	11,026	*	611	-	611
Stock based compensation	-	-	2,172	-	2,172
Shares issued due to exercise of Warrants, net of issuance expenses ***	111,881	1	5,764	-	5,765
Shares issued due to conversion of Convertible Note	2,326	*	81	-	81
Return of Commitment Shares	(3,349)	*	-	-	-

Net income for the year ended December 31, 2021	-	-	-	(10,728)	(10,728)
Balance as of December 31, 2021	1,151,207	$15	$47,654	$(38,219)	$9,450

*	Less than $1.

**	Issuance expenses totaled to $1,386

***	Issuance expenses totaled to $499

The accompanying notes are an integral part of these consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands, except share and per share data)

	For the Year Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(14,531)	$(10,728)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and Shares issued for services	1,697	2,745
Equity losses in non-consolidated entity	52	2
Available for sale securities	-	3
Loan to Cuentas SDI LLC that was not repaid	100	-
Credit losses	157	-
Interest expense and Debt discount amortization	12	90
Gain (loss) on fair value measurement of stock-based liabilities	(3)	(61)
Depreciation expense	3	2
Impairment of intangible assets	3,600	-
Amortization of intangible assets	1,810	1,809
Changes in Operating Assets and Liabilities:
Accounts receivable	(274)	(11)
Other current assets	148	(150)
Accounts payable	421	(1,544)
Related party, net	-	44
Other accounts liabilities	445	(1,562)
Deferred revenue	(570)	31
Net Cash Used by Operating Activities	(8,137)	(9,330)

Cash Flows from Operating Activities:
Investment in non-consolidated entity	(657)	(40)
Purchase of Property and Equipment	(7)	-
Purchase of Intangible Asset	-	(47)
Net Cash used for Investing Activities	(664)	(87)

Cash Flows from Financing Activities:
Proceeds from (Repayments of) short term loans	-	(730)
Proceeds from (Repayment of) Loans from Related parties	-	(355)
Purchase of Treasury Stock	(29)	-
Proceeds from issuance of warrants	-	4
Proceeds from issuance of common stock due to exercise of warrants	2,689	6,264
Proceeds from issuance of shares, net of issuance cost	-	10,614
Net Cash Provided by Financing Activities	2,660	15,797

Net Increase (Decrease) in Cash	(6,141)	6,380
Cash at Beginning of Period	6,607	227
Cash at End of Period	466	$6,607

Supplemental disclosure of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash financing activities
Common Stock issued for conversion of convertible note	$-	81
Investment in non-consolidated entity in non-consolidated entity against accounts receivables	233	$-
Issuance fee in connection with of common stock due to exercise of warrants	$-	$499

The accompanying notes are an integral part of these consolidated financial statements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. The Company derives its revenue from GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services. Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO and more coming in 2023), Burger King, Cabela’s, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and many more prepaid wireless carriers in the US and in foreign countries. Cuentas accountholders can also send up to $500 anywhere in the world that WesternUnion operates at a discounted rate.

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

On March 3, 2022 the Company provided a loan to Cuentas SDI, LLC. As of December 31, 2022 the loan was not returned by Cuentas SDI, LLC and therefore the company recorded a loss of $100.

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

REVERSE SPLIT

On March 24, 2023, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every thirteen shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 13-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 13-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 13-for-1 reverse stock split.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2022, the Company had approximately $466 in cash and cash equivalents, approximately $1,445 in negative working capital, negative shareholder equity of $724 and an accumulated deficit of approximately $52750. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

SECURITIES OFFERING

On February 2, 2021 the Company’s common stock and warrants began trading on The Nasdaq Capital Market under the symbols “CUEN” and “CUENW,” respectively. On February 4, 2021 the Company sold an aggregate of 214,669 units at a price to the public of $55.90 per unit (the “Offering”), each unit consisting of one share of the Company’s common stock, par value $0.001 per share (the “Common Stock”), and a warrant exercisable for five years to purchase one share of Common Stock at an exercise price of $55.90 per share (the “Warrants”), pursuant to that certain Underwriting Agreement, dated as of February 1, 2021 (the “Underwriting Agreement”), between the Company and Maxim Group LLC (the “Representative” or “Maxim”), as representative of the sole underwriter. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a 45-day option to purchase up to 32,201 additional shares of Common Stock, and/or 32,201 additional Warrants, to cover over-allotments in connection with the Offering. The Common Stock and the Warrants were offered and sold to the public pursuant to the Company’s registration statements on Form S-1 (File Nos. 333-249690 and 333-252642), filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”), on October 28, 2020, as amended, and which became effective on February 1, 2021. The Company received gross proceeds of approximately $12.0 million, before deducting underwriting discounts and commissions of 8% of the gross proceeds and estimated Offering expenses, and intend to use the net proceeds from the Offering for sales and marketing; purchase of chip-based debit card stock for GPR and Starter cards; repayment of outstanding loans; research and development; and working capital and operating expenses purposes. The Underwriting Agreement contains customary representations, warranties, and covenants by the Company. It also provides for customary indemnification by each of the Company and the Underwriter for losses or damages arising out of or in connection with the offering, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. In addition, pursuant to the terms of the Underwriting Agreement, certain existing stockholders and each of the Company’s directors and executive officers entered into “lock-up” agreements with the Underwriter that generally prohibit the sale, transfer, or other disposition of securities of the Company for a period of 180 days following February 1, 2021. The Company has also agreed that it will not issue or announce the issuance or proposed issuance of any common stock or common stock equivalents for a period of 180 days following the closing date, other than certain exempt issuances. Pursuant to the Underwriting Agreement, the Company also agreed to issue to Maxim warrants (the “Underwriter’s Warrants”) to purchase up to a total of 17,174 shares of Common Stock (8% of the shares of Common Stock sold in the Offering). The Underwriter’s Warrants are exercisable at $69.88 per share of Common Stock and have a term of five years. The Underwriter’s Warrants are subject to a lock-up for 180 days from the commencement of sales in the Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six months after February 1, 2021. In addition, pursuant to the Underwriting Agreement, the Company granted Maxim a right of first refusal, for a period of twelve months from the commencement of sales in the Offering, to act as sole managing underwriter and bookrunner any and all future public or private equity, equity-linked or debt (excluding commercial bank debt) offerings. The total expenses of the offering are estimated to be approximately $1.4 million, which included Maxim’s expenses relating to the offering. During 2021, 111,881 Warrants issued in the Offering were exercised for 111,881 shares of the Company’s common stock in consideration of $5,765.

On August 4, 2022, the Company, entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 127,308 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 197,620 shares of Common and warrants to purchase up to 324,928 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $9.23 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $9.23. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $7.67 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and six months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, are approximately $3.0 million. On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement. Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC (the “Placement Agent’) was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 22,745 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $11.54 per share.

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

Allowance for credit losses

The Company adopted the Current Expected Credit Losses (“CECL”) guidance effective January 1, 2020. The Company maintains the allowance for estimated losses resulting from the inability of the Company’s customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations.

Changes in the allowance for credit losses are recognized in, general and administrative expenses. Accounts receivables are written-off against the allowance for credit losses when management deems the accounts are no longer collectible.

There was an allowance for doubtful accounts of $177 and $20 as of December 31, 2022 and 2021.

Leases

The Company accounts for leases in accordance with ASC 842, The Company determines if an arrangement is a lease at inception. Balances related to operating leases are included in operating lease right-of-use (“ROU”) assets, current maturities of operating leases liabilities and Non-current operating leases liabilities in the consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized as of the commencement date based on the present value of lease payments over the lease term. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The discount rate for the lease is the rate implicit in the lease unless that rate cannot be readily determined. As the Company’s leases do not provide an implicit rate, the Company’s uses its estimated incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term , As of December 31, 2022 the Company has lease agreement of less than 12 months.

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

Variable Interest Entities

The Company account for variable interest entities in accordance with ASC Topic 810, Consolidation (“ASC 810”).  Under ASC 810, a variable interest entity (“VIE”) is created when: (a) the equity investment at risk in the entity is not sufficient to permit the entity to finance its activities without additional subordinated financial support provided by other parties, including the equity holders; (b) the entity’s equity holders as a group either (i) lack the direct or indirect ability to make decisions about the entity, (ii) are not obligated to absorb expected losses of the entity or (iii) do not have the right to receive expected residual returns of the entity; or (c) the entity’s equity holders have voting rights that are not proportionate to their economic interests, and the activities of the entity involve or are conducted on behalf of the equity holder with disproportionately few voting rights. If an entity is deemed to be a VIE pursuant to ASC 810, the enterprise that has both (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb the expected losses of the entity or right to receive benefits from the entity that could be potentially significant to the VIE is considered the primary beneficiary and must consolidate the VIE.  In accordance with ASC 810, the Company perform ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE.

Impairment of Long-Lived Assets

The Company’s long-lived assets, such as property, plant and equipment and identifiable intangible assets, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators which could trigger an impairment may include, among others, any significant changes in the manner of our use of the assets or the strategy of our overall business, certain reorganization initiatives, significant negative industry, or economic trends or when we conclude that it is more likely than not that an asset will be disposed of or sold. Long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This measurement includes significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value annually or when triggering events are present. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact on our ability to recover the carrying value and can result in an impairment charge. The Company did not record impairment losses during the year ended December 31, 2021. The Company recorded impairment losses in the amount of $3,600 thousand during the year ended December 31, 2022.

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

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

The Company’s financial assets and liabilities that are measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

Balance as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	-	-	-	-
Total assets	-	-	-	-

Liabilities:
Stock based liabilities	-	-	-	-
Total liabilities	-	-	-	-

	Balance as of December 31, 2021
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	3	-	-	3
Total liabilities	3	-	-	3

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

The Company is also recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606), when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of ASC 606, the Company perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. The Company apply the five-step model to contracts when it is probable that the Company will collect the consideration the Company are entitled to in exchange for the goods or services the Company transfer to the customer. At contract inception, once the contract is determined to be within the scope of this guidance, the Company assessed the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. The Company then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Business Segments

The Company operates in a two-business segments of telecommunications and General Purpose Reloadable Cards.

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

At December 31, 2022, potentially dilutive securities consisted of 615,063shares which of 128,477 options to purchase of common stock at prices ranging from $36.40 to $186.55 per share and 486,587 warrants to purchase of common stock at prices ranging from $7.67 to $260.00 per share. The effects of these options and warrants been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2022.

 At December 31, 2021, potentially dilutive securities consisted of 260,854 shares which of 121,938 options to purchase of common stock at prices ranging from $36.40 to $186.55 per share and 138,915 warrants to purchase of common stock at prices ranging from $55.90 to $260.00 per share. The effects of these options and warrants been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2021.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $1 and $37 of advertising costs during the years ended December 31, 2022 and 2021, respectively.

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

Recently Issued Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets. In April 2019, the FASB issued clarification to ASU 2016-13 within ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, or ASU 2016-13. The guidance is effective for fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 since December 15, 2022.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 3 –INVESTMENTS IN UNCONSOLIDATED ENTITIES

On July 21, 2021, The Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, Cuentas and WaveMax are to form a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, or permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to Cuentas, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agrees to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of Cuentas and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by Cuentas, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of Cuentas and WaveMAX, with the initial officers to be determined. Up to 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with Cuentas’ distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the Net Revenue of CUENTASMAX will be paid by CUENTASMAX on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMax and Innovateur Management, SAPI de CV will be included in the Cuentas Share Incentive plan subject to approval by the Cuentas BOD and approval by Cuentas shareholders and Side Letter Participants at the next scheduled Annual Shareholders meeting. WaveMAX grants CUENTASMAX exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in Cuentas BODEGAS network throughout the United States. The parties have agreed to expand CUENTASMAX to other areas of the US once the current deployment is in progress or has been completed. As of December 31,2022, the Company funded $80 in CUENTASMAX and recorded equity losses in the amount of $58. .

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000 in addition to a loan in the amount of $100,000 that was provided to Cuentas SDI, LLC for the marketing purposes. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI.   As of December 31, 2022, Cuentas SDI did not repay the loan to the Company and therefore that Company wrote off the entire loan.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 4 – INTANGIBLE ASSETS

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements. Under the License Agreement Cima received a one-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019.

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

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Year ended December 31,
2023	$10
2024	10
2025	8
Total	$28

Amortization expense was $1,810 for the year ended December 31, 2022, and $1,809 for the year ended December 31, 2021, respectively. Amortization expense for each period is included in operating expenses. During the year ended December 31, 2022, the Company recorded an impairment charges related to the acquired intangible assets that consisted of perpetual software license in the amount of $3,600.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 5 – OTHER ACCOUNTS LIABILITIES

	December 31, 2022	December 31, 2021
Accrued expenses, interest and other liabilities	$309	$1,063
Accrued salaries and wages	105	63
Accrued bonuses	267	-
Total	$681	$1,126

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has had extensive dealings with related parties including those in which our interim Chief Executive Officer and Chairman of the Board holds a significant ownership interest as well as an executive position during the years ended December 31, 2022 and 2021.

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

Pursuant to the terms of the New Employment Agreements, among other things:

(1)	De Prado will receive the following compensation: (1) (a) a base salary of $265,000 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(2)	Maimon will receive the following compensation: (a) a base salary of $295,000 per annum; (b) a Funding Bonus equal to 0.5% of the amount of the funding that exceeds the Funding Threshold; (c) a change of control bonus, if applicable; (d) participation in the Company’s employee benefits plan;

(3)	For each Executive, the term of the Agreement shall end on the earlier of (i) the date that is four months following the Effective Date or (ii) the date that the Company appoints a new president or chief operating officer but the Company can extend the Employment Term on a month to month basis with the approval of both Dinar Zuz LLC (“Dinar”) and CIMA until a new president or chief operating officer is appointed. Upon expiration of the Employment Term (other than a termination by the Company for “Cause”), the Executive will entitled to a special board compensation package with annual compensation equal to the Annual Base Salary (pro-rated for any partial year of service), beginning on the Expiration or Termination Date and ending 18 months later, provided that such payments will cease if the Executive resigns as a member of the Board during such period. The Board Compensation Period may be extended from year to year for an additional 12 months (for up to 36 months in total) if two of three of the then-current chief executive officer of the Company, Dinar and CIMA agree to extend the period for an additional 12 months. The Executive’s right to receive the Special Board Compensation shall be subject to the Board’s determination that he has complied with his obligations under this Agreement. The Executive will remain on the Board until he resigns, is not re-elected or is removed from the Board in accordance with the Company’s practice for removal of directors.

(4)	Pursuant to the terms of the New Employment Agreements, the Executives are entitled to severance in the event of certain terminations of his employment. The Executives are entitled to participate in the Company’s employee benefit, pension and/or profit-sharing plans, and the Company will pay certain health and dental premiums on their behalf.

(5)	Each of the Executives are entitled to travel and expense reimbursement;

(6)	The Executives have agreed to a one-year non-competition agreement following the termination of their employment.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On February 24, 2021, the employment agreement dated July 24, 2020 for Arik Maimon expired in accordance with its terms and as previously disclosed by the Company. As a result of the expiration of the employment agreement, Mr. Maimon was no longer employed as the Chief Executive Officer of the Company, but he continued to act as Chairman of the Board of Directors of the Company. On February 25, 2021, the Board appointed Mr. Maimon to act as interim Chief Executive Officer, which position will terminate upon the earlier of August 25, 2021 or the date on which his successor is duly elected and appointed by the Board of the Company. On February 24, 2021, the employment agreement dated July 24, 2020 for Michael De Prado expired in accordance with its terms and as previously disclosed by the Company. As a result of the expiration of the employment agreement, Mr. De Prado is no longer the President of the Company but has become the Vice Chairman of the Board. On March 5, 2021 and pursuant to the Side Letter Agreement, the Board of Directors of the Company approved a special bonus in the amount of $500 to each of Mr. Maimon and Mr. De Prado due to the successful up-listing of the Company’s shares on the Nasdaq Capital Markets. Half of the bonus $250 was paid in cash and half will be paid in Common stock of the Company . On August 2, 2021, the Company’s Board of Directors approved the payment of the remainder of the up-listing bonus to Mr. Maimon and Mr. De Prado in the amount of $250 for each of them. On the same date, the Company paid $250 to Mr. Maimon and $250 for Mr. De Prado as described above. On August 26, 2021, the Company and Arik Maimon entered into a Founder/Executive Chairman Compensation Agreement. Additionally, on August 26, 2021, the Company and Michael De Prado entered into a Founder/Executive Vice-Chairman Compensation Agreement (the “Compensation Agreements”). The term of each of these Compensation Agreements became effective as of August 26, 2021 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado. Under the terms of the Compensation Agreements, the Executives agreed to be employed by the Company for an initial continuous twelve-month term beginning on the effective date of August 26, 2021, and ending on August 25, 2022. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Compensation Agreements; however, the Compensation Agreements, respectively, will not renew automatically if either the Company or the respective Executive provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of his Compensation Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295) per year, and pursuant to the terms of his Compensation Agreement, Mr. De Prado will receive an annual base salary of two hundred seventy-five thousand dollars ($275) per year, and each will be eligible for an annual incentive payment of up to one hundred percent (100%) of their respective base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with each Executive, respectively. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with the Executives’ entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Any such annual incentive shall be paid by the end of the second quarter following the calendar year to which each respective Executive’s performance relates. Pursuant to the terms of the Compensation Agreements, each of Mr. Maimon and Mr. De Prado has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In the event of a change in control of the Company, as defined under the terms of the Compensation Agreements, that takes place (i) during the term of the Compensation Agreement or (ii) prior to the date which is twenty-four (24) months from the effective date of the Compensation Agreements, if the Executive’s employment otherwise terminates prior to such date, each respective Executive shall be entitled to a bonus payment equal to two and one-half percent (2.5%) of the cash consideration received by the shareholders of the Company in the change in control transaction. On August 19, 2022, the Company’s Board of Directors approved a motion to appoint Arik Maimon as Interim CEO (in addition to his current position as Chairman of the Board) and Michael De Prado as Interim President (in addition to his current position as Vice Chairman of the Board). Both Arik Maimon and Michael De Prado agreed to assume these positions with no additional compensation.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On August 25, 2021, the Company and Jeffery D. Johnson entered into an employment agreement, pursuant to which Mr. Johnson agreed to serve as the Company’s new Chief Executive Officer (“The Johnson Employment Agreement”). The Johnson Employment Agreement commenced and became effective as of August 25, 2021, and shall continue for an initial term of three (3) years, ending on August 24, 2024. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Johnson Employment Agreement; however, the Employment Agreement will not renew automatically if either the Company or Mr. Johnson provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson will receive an annual base salary of three hundred thousand dollars ($300) per year, and will be eligible for an annual incentive payment of up to one hundred percent (100%) of his base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with Mr. Johnson. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with Mr. Johnson’s entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Pursuant to the terms of the Johnson Employment Agreement, Mr. Johnson has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In consideration of Mr. Johnson’s agreement to enter into the Johnson Employment Agreement and remain with the Company, Mr. Johnson was to receive a one-time signing bonus in the amount of two hundred thousand dollars ($200), which is to be paid in two (2) installments: the first installment of one hundred thousand dollars ($100) to be paid on the Company’s next regular payday following the hire date of August 25, 2021, which was paid on August 30, 2021, and the second installment of one hundred thousand dollars ($100) to be paid on Company’s next regular payday following the first (1st) anniversary of the hire date of August 25, 2021, provided that Mr. Johnson is employed by the Company on such relevant payment date. Pursuant to the terms of the Johnson Employment Agreement, subject to the shareholder approval of the 2021 Plan, the Company shall issue to Mr. Johnson an option to purchase up to 38,462 shares of Common Stock;  On August 18, 2022, Jeffery D. Johnson entered into a Separation of Employment Agreement between himself and the Company and resigned as the chief executive officer of the Company effective immediately. On August 19, 2022, the Board of Directors approved the Separation and General Release Agreement, approved the immediate acceleration of the vesting of 12,308 options previously issued to him under the Stock Option Plan that will be exercisable for a period of three years after the resignation and noted that the separation was cordial and positive. Mr. Johnson received a onetime Separation Payment of $100and the Company paid all costs for COBRA (health insurance) benefits through the end of calendar year 2022.

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

Pursuant to the License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first (1st) calendar year from the Effective Date, $300 were paid in 2020; (ii) for the second (2nd) calendar year from the Effective Date, $500 , were paid in 2021; (iii) for the third (3rd) calendar year from the Effective Date, $700 to be paid during 2022; (iv) for the fourth (4th) calendar year from the Effective Date, $1,000 to be paid on December 31, 2022; (v) for the fifth (5th) calendar year from the Effective Date, $640 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640 to be paid on the anniversary date On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik and Auris executed a Settlement Agreement and General Release (“Settlement Agreement”) which provides the following: In exchange for the consideration provided in the Settlement Agreement, (1) the Company paid CIMA $350 on or about August 2, 2022 and (2) on or about August 15, 2022, Cuentas paid CIMA the balance of the unpaid Fees of $420 CIMA agreed: (i) to restore immediately Cuentas’s access to the Platform upon receipt of the $350 payment ; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in the Settlement Agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide the Company’s customer data to the Company through the end of the limited license term; (iii) deliver to the Company the Source Code relating to Out-Of-Scope Services, and as further detailed in the settlement agreement; The Settlement Agreement also provides other terms and for mutual general releases by the Company for the benefit of CIMA and by CIMA for the benefit of the Company of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between the Company and CIMA. Per the settlement agreement, the ownership of the platforms will be maintained by the Company and Cima will not be obligated to provide services under the license agreement

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

Related parties balances at December 31, 2021 and December 31, 2020 consisted of the following:

Due from related parties

	December 31, 2022	December 31, 2021
	(dollars in thousands)

SDI Cuentas LLC, net of allowance for credit losses of $157 and $0 as of December 31, 2022 and December 31,2021, respectively.	198	1
Total Due from related parties	198	1

Related party payables, net of discounts

	December 31, 2022	December 31, 2021
	(dollars in thousands)
(a) Due to Cima Telecom Inc.	$-	250
Total Due from related parties	$-	$250

(a)	Composed from annual fees in the amount of $250 for the maintenance and support services in accordance with the software maintenance agreement for the second calendar year from the Effective Date and other software development services.

Related party transactions

	Year ended at December 31, 2022	Year ended at December 31, 2021
	(dollars in thousands)

Sales to SDI Cuentas LLC	$2,052	$62

Consulting fees to Angelo De Prado (a)	6	-
Consulting fees to Sima Maimon Bakhar (b)	10	-
Doubtful accounts – Cuentas SDI LLC	157	-
Consulting fees to Carol Pepper (d)	-	40
Cima Telecom Inc. (c)	$918	840
	$1,051	$880

(a)	Angelo De Prado is the son of Michasel De Prado.

(b)	Sima Maimon Bakhar isd the wife of Aril Maimon.

(c)	Composed of periodic fees in the amount of $700 thousand for the maintenance and support services in accordance with the software maintenance agreement and the a Settlement Agreement and General Release dated August 2, 2022 and $500 for the first half of the second calendar year from the effective date of the agreement, $218 thousand for software development and other services during 2022 and 340$ thousand for software development and other services during 2022. Refer to note 10. The maintenance and support services amd nost of the software development and other services were recorded in cost of goods sold in the Digital products and General-Purpose Reloadable Cards segment.

(d)	Composed of consulting fee in additional to the directorship fees.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 8 – STOCK OPTIONS

The following table summarizes all stock option activity for the year ended December 31, 2022:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2021	121,938	$47.97
Granted	38,461	36.40
Forfeited	(31,922)	36.40
Outstanding, December 31, 2022	128,477	$56.44

The following table discloses information regarding outstanding and exercisable options as of December 31, 2022:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$186.55	6,093	$186.55	0.24	6,093	$186.55
97.50	2,769	97.50	0.71	2,769	97.50
67.99	1,538	67.99	1.24	1,538	67.99
36.40	118,077	36.40	8.88	110,382	36.40
	128,477	$56.42	8.14	120,782	$45.78

On December 30, 2022, the Company issued 7,692 options to its member of the board of the Directors of the Company. The options carry an exercise price of $36.40 per share. half of the options vested on December 30, 2022 and the balance shall vest on the first anniversary of grant date, so long as they engaged by the Company on that date. The Options are exercisable until December 30, 2032. The Company has estimated the fair value of such options at a value of $18 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	2.366
Dividend yield	0%
Risk-free interest rate	3.88%
Expected term (years)	10
Expected volatility	454%

On August 19, 2022, the Board of Directors approved the immediate acceleration of the vesting of 12,307 options previously issued under the Stock Option Plan to Jeffery D. Johnson that will be exercisable for a period of three years after his resignation.

On May 17, 2022, the Company issued 15,384 options to its two members of the board of the Directors of the Company. The options carry an exercise price of $36.40 per share. half of the options vested on May17, 2022 and the balance shall vest on the first anniversary of grant date, so long as they engaged by the Company on that date. The Options are exercisable until May 17, 2032. The Company has estimated the fair value of such options at a value of $134 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	8.71
Dividend yield	0%
Risk-free interest rate	2.98%
Expected term (years)	10
Expected volatility	480%

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On February 1, 2022, the Company issued 15,384 options to its Chief Operating Officer of the Company. The options carry an exercise price of $36.40 per share. 3,847 of the options vested on February 1, 2022. The option shall vest on the first, second and third anniversary of grant date, so long as its Chief Operating Officer is employed by the Company on that date. The Options are exercisable until January 31, 2032. The Company has estimated the fair value of such options at a value of $213 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	13.91
Dividend yield	0%
Risk-free interest rate	1.79%
Expected term (years)	10
Expected volatility	197%

On November 3, 2021, the Company issued 119,229 stock options to executives’ officers and non-employee directors. The options vest on the terms set forth on the table below. Such options can be exercised until, November 2, 2031, and were approved by the Company’s shareholders on December 15, 2021.

Name	Number of Options	Exercise Price	Vesting Schedule
Jeffery D Johnson	38,462	$36.40	9,616 on grant date. 14,423 on each of the next 2 Employment Anniversaries.
Shalom Arik Maimon	15,385	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Michael DePrado	11,538	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Ran Daniel	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Richard Berman	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Yochanon Bruk	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Jeff Lewis	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
David Schottenstein	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Adiv Baruch	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date
Carol Pepper	7,692	$36.40	50% on grant date; 50% on 12 month anniversary of grant date

The Company has estimated the fair value of such options at a value of $4,340 at the date of issuance using the Black-Scholes option pricing model using the following assumptions:

Common stock price	36.40
Dividend yield	0%
Risk-free interest rate	1.60%
Expected term (years)	10
Expected volatility	480%

The following table summarizes all stock option activity for the year ended December 31, 2021:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2020	10,401	$145.34
Granted	119,229	$36.40
Forfeited	7,692	$36.40
Outstanding, December 31, 2021	121,938	$47.97

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

The following table discloses information regarding outstanding and exercisable options at December 31, 2021:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$186.55	6,093	$186,055	1.24	6,093	$186.55
97.50	2,769	97.50	1.71	2,769	97.50
67.99	1,538	67.99	2.24	1,538	67.99
36.40	111,538	36.40	9.84	60,385	36.40
	121,938	$56.44	9.13	70,785	$55.12

As of December 31, 2022, 124,231 ordinary shares are reserved under the 2021 equity incentive plan.

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock Activity During the Year Ended December 31, 2022

The following summarizes the Common Stock activity for the year ended December 31, 2022:

Outstanding shares
Balance, December 31, 2021	1,151,207
Shares of Common Stock issued	324,928
Shares issued for services	7, 693
Treasury stock	(10,183)
Balance, December 31, 2021	1,473,645

On April 6, 2022, the Company issued 7,693 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was $110.

On August 4, 2022, the Company, entered into a Securities Purchase Agreement (“Purchase Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Purchaser agreed to purchase, and the Company agreed to issue and sell to the Purchaser in a private placement, an aggregate of 127,308 shares of the Company’s common stock, $0.001 par value, pre-funded warrants to purchase up to 197,620 shares of Common and warrants to purchase up to 324,928 shares of Common Stock. The purchase price per Share and associated Common Stock Warrant was $9.23 and the purchase price per Pre Funded Warrant and associated Common Stock Warrant was $9.23. Each Common Stock Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $7.67 per share. Each Pre Funded Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Common Stock Warrants are exercisable for a period of five years and six months commencing on the issuance date and the Pre Funded Warrants are exercisable until exercised. The Warrants also contain customary beneficial ownership limitations that may be waived at the option of each holder upon 61 days’ notice to the Company. The Private Placement closed on August 8, 2022. The gross proceeds to the Company, before deducting placement agent fees and other offering expenses, are approximately $3.0 million. On August 4, 2022, in connection with the Private Placement, the Company entered into a registration rights with the Purchaser, pursuant to which the Company agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”) to register for resale the Shares and any shares of the Company’s common stock issuable upon exercise of the Warrants within 30 days of the signing of the Registration Rights Agreement, with such registration statement becoming effective within 60 days after the signing of the Registration Rights Agreement, subject to adjustment in the event of a review by the SEC. The Company is subject to customary penalties and liquidated damages in the event it does not meet certain filing requirements and deadlines set forth in the Registration Rights Agreement. Pursuant to an engagement agreement, H.C. Wainwright & Co., LLC (the “Placement Agent’) was engaged by the Company to act as its placement agent for the Private Placement. The Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the gross proceeds received by the Company in the Private Placement, in addition to the reimbursement of certain expenses. The Company also agreed to issue to the Placement Agent warrants to purchase up to 22,745 shares of Common Stock, exercisable for a period of five years and six months commencing on the issuance date, at an exercise price of $11.54 per share. The fair market of those warrants was $165 thousand as of date of issuance.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement.. As of December 31, 2022 the company accrued $300 thousand due to this matter.

On May 25, 2022, the Company received a notice of default from CIMA Telecom, Inc. (“CIMA”) related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The notice provides that Cuentas has failed to pay $700 of maintenance and pass-through fees that CIMA alleges are owed under the License Agreement and also afforded Cuentas the required sixty-day period (through July 24, 2022) to cure the default as provided under the License Agreement.. On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik, Inc. and Auris, LLCexecuted a Settlement Agreement and General Release which resolves the issues related to the July 8, 2022 notice of default from CIMA related to that certain Platform Exclusive License Agreement, maintenance, and related agreements by and among Cuentas, CIMA, Knetik, Inc., and Auris, LLC. The Parties executed Mutual General Releases and the settlement terms are as follows: In exchange for the consideration provided in the Settlement Agreement, (1) the Company paid CIMA $350on August 2, 2022 and (2) on or before 5:00 p.m New York City time, on August 15, 2022, Cuentas will pay CIMA the balance of the Unpaid Fees ($420.239) by wire transfer (3) Cuentas will a period of 30 days from execution date, the exclusive right to facilitate a third party (including to current shareholders and directors of Cuentas) purchase (without markup or broker fee) of, all of the shares of Cuentas held by CIMA at the higher of: (i) the average per share trading price for the three day average before notice in writing is provided by Cuentas of the intent to purchase CIMA’s Cuentas shares, or (ii) the minimum price of $0.50 per share on or before 5:00 p.m. New York City time, on August 31, 2022 pursuant to a purchase agreement delivered by and acceptable to CIMA without any changes thereto (provided, that CIMA shall not be required to provide any representations or warranties other than fundamental warranties related to (a) organization and good standing, (b) power and authority to undertake the transaction and (c) ownership of such shares, and ordinary representations and warranties that the Cuentas shares are being transferred free and clear of any liens, claims, or encumbrances); and (iv) on or before 5:00 p.m. New York City time, on August 2, 2022, Cuentas shall, and shall cause (x) Dinar Zuz, LLC, (y) Michael De Prado and (z) Arik Maimon to provide signed waiver letters, expressly waiving any right of first refusal and co-sale rights granted in their favor under that certain letter agreement, dated December 31, 2019, by and among CIMA, Dinar Zuz, LLC, Michael Del Prado and Arik Maimon, and (y) CIMA agrees: (i) to restore immediately Cuentas’ access to the Platform upon receipt of the $350 payment ; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in Section 6 of the agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide Cuentas’ customer data to Cuentas through the end of the limited license term described below in Section 6 of the agreement; (iii) deliver to Cuentas the Source Code (as that term is defined in paragraph 1.18 of the License Agreement) relating to Out-Of-Scope Services, and as further detailed in Section 6 of the agreement; (iv) not enforce its rights under the Side Letter (as that term is defined in the paragraph 1.1 of the Purchase Agreement) through and including August 31, 2022, and (v) shall not transfer, sell, or encumber its Cuentas shares through and including August 31, 2022, except as permitted herein. Cuentas acknowledges and agrees that the amount of Unpaid Fees ($770.239) is valid and outstanding, and waives any right to dispute them. If Cuentas fails to comply with any term of this Settlement Agreement, in addition to the Stipulated Judgment described in Section 5 of the agreement, the limited license set forth in Section 6 and any of CIMA’s obligations under this Settlement Agreement shall become null and CIMA shall have the right to shut off Cuentas access to the Platform without notice. The Settlement Agreement also provides for mutual general releases by Cuentas for the benefit of CIMA and by CIMA for the benefit of Cuentas of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between Cuentas and CIMA. The Company did not exercise its exclusive right to facilitate a third party purchase of, all of the shares of Cuentas held by CIMA. As of December 31, 2022 the company fulfilled all its obligation under the settlement agreement.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. The Company is vigorously defending itself against this complaint and on November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue.

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

Revenue by product for 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$839	$525
Digital products and General Purpose Reloadable Cards	2,155	68
Total revenue	$2,994	$593

Gross profit (loss) by product for 2022 and 2021 are as follows :

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$607	$212
Digital products and General Purpose Reloadable Cards	(121)	(88)
Total revenue	$486	$124

Long lived assets by product for 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Telecommunications	$-	$-
Digital products and General Purpose Reloadable Cards	-	5,400
Total revenue	$-	$5,400

For the year ended December 31, 2022 and December 31, 2021, the Company’s sales to Cuentas SDI LLC were approximately 72% and 10.5% of the Company’s total revenue, respectively for the years ended December 31, 2022 and December 31, 2021. All of the Company’s sales were generated in the U.S in 2022 and 2021.

NOTE 12 – INCOME TAXES

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

We recognized income tax benefits of $0 during the years ended December 31, 2022 and December 31, 2021. When it is more likely than not that a tax asset will not be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2022 or December 31, 2021 applicable under FASB ASC Topic 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

Reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statement of Operations, is as follows:

	Year ended December 31,
	2022	2021
Loss before taxes, as reported in the consolidated statements of operations	$14,479	$10,728

Federal and State statutory rate	26.5%	26.5%

Theoretical tax benefit on the above amount at federal statutory tax rate	3,837	2,842

Permanent differences	(1,854)	(1,180)

Losses and other items for which a valuation allowance was provided or benefit from loss carry forward	(1,983)	(1,662)

Actual tax income (expense)	-	-

	2022	2021
	U.S. dollars in thousands
Deferred tax assets:
Net operating loss carry-forward	$8,165	$5,464
Adjustments	(1,118)	(1,015)
Valuation allowance	(7,047)	(4,449)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

U.S. dollars in thousands
Valuation allowance, December 31, 2021	$4,449

Increase	2,598
Valuation allowance, December 31, 2022	$7,047

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

NOTE 13 – SUBSEQUENT EVENTS

On January 5, 2023, the Company entered into a Binding Letter of Intent with Core Development Holdings Corporation (“Core”), a Florida corporation that holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core has agreed to sell a portion of its interest in the Lakewood Manager to the Company and the Company has agreed to issue to Core a number of the Company’s common shares to acquire $2 million of equity in the Lakewood Manager . The Company has agreed to issue to Core a number of the Company’s common shares equal to 33.3% of the total number of post- issuance, authorized, issued and outstanding shares on a fully diluted basis measured on a going forward basis to account for the exercise in the future of any currently issued and outstanding warrants and options as of the date of the agreement, of the Company’s stock free and clear of any liens, claims or encumbrances. If for any reason, the Company is unable to issue sufficient shares to satisfy the 33.3% Ownership Percentage or as a result of the exercise and issue of any stock warrants or options outstanding as of the date of the Agreement, the Percentage Membership Interest to be issued by Core to Cuentas pursuant to the Letter of Intent shall be reduced by the same percentage that the actual post-issuance ownership percentage falls below the 33.3% Ownership Ratio. The Percentage of Membership Interest Acquired will be determined by selection of two competent valuation professionals, one by each Party, to prepare a written opinion of the fair market value of Core’s Interest in Lakewood Managers as of the Closing Date provided that, the difference between two appraisals does not exceed 15%, then the average of the fair market value of the two appraisals shall represent the “Appraised Value Denominator” for purposes of determining the Percentage Membership Interest to be transferred by Core to the Company. If the difference between two appraisals is more than 15%, then the Parties shall mutually select a third competent valuation expert who shall prepare a third opinion of the fair market value of Core’s Interest in Lakewood Manager, and the average of the three opinions of the fair market value of Core’s Interest in Lakewood Manager shall be the Appraised Value Denominator. The Percentage Membership Interest to be assigned and transferred shall equal the Purchase Price divided by the Appraised Value Denominator. Core’s transfer of the Percentage Membership Interest is subject to approval by Lakewood Manager. The Company agreed to be bound by the rights and obligations of the current Operating Agreement and other agreements of Lakewood Manager and Core shall have the right continue to exercise its management and other decision making rights at Lakewood Manager and will provide customary rights afforded minority interest holders in limited liability companies provided under Florida law. The Company’s obligation to consummate and enter into a definitive purchase and sale agreement is contingent on board of director and shareholder approval.

On February 3, 2023, the Company (“ Cuentas” or “Buyer”) entered into a Membership Interest Purchase Agreement (MIPA) with Core. Core has agreed to sell 6% of its interest in the Lakewood Manager to Cuentas and Cuentas has agreed to issue to Core 295,282 of the Company’s common shares to acquire the 6% equity in the Lakewood Manager valued at $1,195,195. The 295,282 of the Company’s share was equal to 19.9% of the total number of current issued and outstanding shares of the Company as of the date of this Agreement. The Company closed this transaction on or about March 9th, 2023.

As previously disclosed, on June 21, 2022, the Nasdaq Listing Qualifications Staff (the “Staff”) issued the Company a delist letter citing its failure to comply with the minimum bid price requirement under Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until December 19, 2022, to regain compliance with Rule 5550(a)(2). On December 20, 2022, Staff notified the Company that it had determined to delist the Company as it did not comply with bid price requirement for listing on the Exchange. On December 27, 2022, the Company requested a hearing, which was held on February 9, 2023. On February 28, 2023, the Company announced that it received on February 23 formal notification from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Hearings Panel (the “Panel”) had determined to grant the Company’s request for continued listing on The Nasdaq Capital Market, pursuant to an extension through April 6, 2023, to evidence compliance with Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Such extension is subject to the conditions that (1) on or before March 23, 2023, the Company shall effect a reverse stock split at a ratio that is sufficient to ensure compliance with the Bid Price Rule and (2) on April 6, 2023, the Company shall have demonstrated compliance with the Bid Price Rule, by evidencing a closing bid price of $1 or more per share for a minimum of ten consecutive trading sessions. The Company is taking definitive steps to timely evidence compliance with the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so by April 6, 2023, or that the Panel will grant a further extension if required.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands, except share and per share data)

On March 9, 2023 the Board of Directors of the Company approved an annual Incentive of $150,000 for Michael De Prado for fiscal year 2022 and $150,000 for Arik Maimon for fiscal year 2022. Those annual Incentives were paid on March 10, 2023. On March 9, 2023 the Board of Directors of the Company approved an annual Incentive of $150,000 for Michael De Prado for fiscal year 2022 and $150,000 for Arik Maimon for fiscal year 2022. Those annual Incentives were paid on March 10, 2023.

On March 9, 2023, the Board of Directors of the Company approved a Retention Bonus to be included in the negotiation of an employment agreement or amended employment agreement for Shalom Arik Maimon and Michael De Prado.

On February 6, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the purpose of raising approximately $5 million in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of (i) 2,123,478 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and (ii) pre-warrants to purchase up to 1,664,401 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase 3,787,879 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”). The combined purchase price per Share and Purchase Warrant is $1.32 and the combined purchase price per Pre-Funded Warrant and Purchase Warrant of $1.3199.

The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to any Investor whose purchase of shares of Common Stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0001 per share. The Pre-Funded Warrants are exercisable immediately and may be exercised at any time until the Pre-Funded Warrants are exercised in full.

The Purchase Warrants will be exercisable on the six-month anniversary of the issuance date and will expire five and one-half years following the date of issuance at an exercise price of $1.335 per share.

The closing of the sales of these securities under the Purchase Agreement occured on or about February 8, 2023, subject to satisfaction of customary closing conditions.

H.C. Wainwright & Co., LLC (“Wainwright”) is acting as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65,000 and $15,950 for clearing expenses. The Company has also agreed to issue to Wainwright or its designees warrants to purchase 265,152 shares of Common Stock (the “PA Warrants” and the shares of Common Stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants have a term of five years from the commencement of sales in the offering, and have an exercise price of $1.782 per share.

The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses are expected to be approximately $4.3 million.

On March 16, 2023, the Company issued 15,385 shares of its Common Stock pursuant to a Settlement between the Company and a service provider. The fair market value of the shares at the issuance date was $112.

On March 27, 2023, the Company issued 27,759 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was $112.

(b)	Exhibits

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Amended and Restated Bylaws, dated August 21, 2020.		8-K		3.1	2020-08-21
3.2	Articles of Amendment to Articles of Association, dated January 28, 2021.		8-K		3.2	2021-08-21
3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, filed on January 28, 2021.		8-K		3.1	2021-02-05
3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed on March 23, 2023.		8-K		3.1	2023-03-30
4.1	Form of Common Stock Warrant		8-K		4.1	2022-08-09
4.2	Form of Pre-Funded Warrant		8-K		4.2	2022-08-09
4.3	Form of Placement Agent Warrant		8-K		4.3	2022-08-09
4.4	Form of Pre-Funded Warrant		8-K		4.1	2023-02-08
4.5	Form of Purchase Warrant		8-K		4.2	2023-02-08
4.6	Form of Placement Agent Warrant		8-K		4.3	2023-02-08
10.1	Binding letter of intent		8-K		10.1	2022-01-11
10.2	Second & First Amendments to binding letter of intent		8-K		10.1	2022-05-03
10.3	Form of Securities Purchase Agreement dated August 4, 2022 between the Company and the Purchaser		8-K		10.1	2022-08-09
10.4	Form of Registration Rights Agreement dated August 4, 2022 between the Company and the Purchaser		8-K		10.2	2022-08-09
10.5	Form of Engagement Agreement dated August 3, 2022 between the Company and the Placement Agent.		8-K		10.3	2022-08-09
10.6	Settlement Agreement and General Release		8-K		10.1	2022-08-04
10.7	Separation Agreement, dated as of August 18, 2022, by and between Cuentas, Inc. and Jeffery D. Johnson		8-K		10.1	2022-08-24
10.8	Software licensing and transaction sharing agreement -Redacted		8-K		10.1	2022-08-26
10.9	Independent sales organization processing agreement – redacted		8-K		10.2	2022-08-26
10.10	Marketing Agreement		10-Q		10.4	2022-11-14
10.11	Binding Letter of Intent with Core Development Holdings Corporation (“Core”)		8-K		10.1	2023-01-05
10.12	Amendment to Binding Letter of Intent		8-K		10.3	2023-02-03
10.13	Membership Interest Purchase Agreement (MIPA)		8-K		10.1	2023-02-03
10.14	Assignment and Assumption of Membership Interests		8-K		10.2	2023-02-03
10.15	Limited Guaranty Agreement		8-K		10.4	2023-02-03
10.16	Form of Securities Purchase Agreement		8-K		10.1	2023-02-08
10.17	Amendment to Ran Daniel Employment Agreement, dated August 5, 2021		10-Q		10.4	2021-08-23
10.18	2021 Share Incentive Plan		10-Q		10.5	2021-08-23
10.19	Founder/Executive Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Shalom Arik Maimon		8-K		10.2	2021-08-31
10.20	Founder/Executive Vice-Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Michael De Prado		8-K		10.3	2021-08-31
23.1	Consent of Halperin Ilanit	X
23.2	Consent of Yarel + Partners	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.

By:	/s/ Arik Maimon
Arik Maimon,
Interim CEO and Chairman of the Board of Directors
Date: March 31, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Interim CEO and	March 31, 2023
Arik Maimon	Chairman of the Board of Directors

/s/ Ran Daniel	Chief Financial Officer	March 31, 2023
Ran Daniel

/s/ Michael De Prado	Vice Chairman and Director	March 31, 2023
Michael De Prado

/s/ Adiv Baruch	Director	March 31, 2023
Adiv Baruch

/s/ Yochanon Bruk	Director	March 31, 2023
Yochanon Bruk

/s/ Sara Sooy	Director	March 31, 2023
Sara Sooy

/s/ Lexi Terrero	Director	March 31, 2023
Lexi Terrero

/s/ Haim Yeffet	Director	March 31, 2023
Haim Yeffet