Form 10-Q
period 2023-03-31
Cuentas Inc.
filed 2023-05-15
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTH PERIOD ENDED: MARCH 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2023, the issuer had 2,103,365 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2023

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	March 31, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,328	466
Accounts Receivables net of allowance for credit losses of $177 as of March 31, 2023 and December 31, 2022, respectively.	221	209
Related parties	88	-
Other current assets	52	14
Total current assets	3,689	689

Property and Equipment, net	6	6
Investment in unconsolidated Entities	1,468	776
Intangible assets	26	28
Total assets	5,189	1,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	1,224	1,231
Other accounts liabilities	775	681
Deferred revenue	109	113
Notes and Loan payable	112	109
Stock based liabilities	1	-
Total current liabilities	2,221	2,134

Other long-term loans	89	89

TOTAL LIABILITIES	2,310	2,223

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 2,103,365 and 1,473,645 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Additional paid in capital	57,355	52,053
Treasury Stock	(33)	(29)
Accumulated deficit	(54,445)	(52,750)
Total stockholders’ equity	2,879	(724)
Total liabilities and stockholders’ equity	5,189	1,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022

REVENUE	64	394

COST OF REVENUE	123	260

GROSS PROFIT (LOSS)	(59)	134

OPERATING EXPENSES

Amortization of intangible assets	2	453
Selling, general and administrative	1,625	3,289
TOTAL OPERATING EXPENSES	1,627	3,742

OPERATING LOSS	(1,686)	(3,608)

OTHER EXPENSES
Other income	1	-
Interest expense	-	(1)
Loss from change in fair value of stock-based liabilities	(1)	-
TOTAL OTHER EXPENSES	-	(1)

NET LOSS BEFORE EQUITY LOSSES	(1,686)	(3,609)

Equity losses in non-consolidated entity	(9)	(15)
NET LOSS	(1,695)	(3,624)

Net loss per basic and diluted share	(1.00)	(3.15)
Weighted average number of basic and diluted common shares outstanding	1,696,022	1,151,207

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance as of December 31, 2022	1,473,645	2	52,053	(29)	(52,750)	(724)

Issuance of Shares of Common Stock, net of issuance expenses **	291,376	*	4,319	-	-	4,319
Share based Compensation	-		27	-	-	27
Issuance of Shares of Common due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)		-	(4)	-	(4)
Reverse split	145		-	--	-	--
Shares issued for services	27,759	*	136	-	-	136
Shares issued due to a settlement	15,385	*	120	-		120
Net income for the period ending March 31, 2023	-	-	-	-	(1,695)	(1,695)
Balance as of March 31, 2023	2,103,365	$2	$57,355	(33)	$(54,445)	$2,879

*	Less than $1.

**	Issuance expenses totaled to $681

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	1,157,207	1	47,668	(38,219)	9,450

Shares issued for services and for employees	-	-	537	-	537
Net income for the period ending March 31, 2022	-	-	-	(3,624)	(3,624)
Balance as of March 31, 2022	1,157,207	$1	$48,205	$(41,843)	$6,363

*	Less than $1.

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net loss	(1,695)	(3,624)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock based compensation and shares issued for services	283	537
Equity losses in non-consolidated entity	9	15
Interest	3	3
Gain from Change in on fair value of stock-based liabilities	1	-
Depreciation and amortization expense	2	453
Changes in Operating Assets and Liabilities:
Accounts receivable	(13)	(81)
Other current assets	(38)	(30)
Accounts payable	(7)	727
Other Accounts liabilities	94	(137)
Related Parties, net	(88)	-
Deferred revenue	(4)	(88)
Net Cash Used by Operating Activities	(1,453)	(2,225)

Cash Flows from Investing Activities:
Investment in non-consolidated entity	-	(40)
Purchase of equipment	-	(7)

Net Cash used for Investing Activities	-	(47)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock, net of issuance expense	4,319	-
Treasury stock	(4)	-
Net Cash Provided by Financing Activities	4,315	-

Net Increase (Decrease) in Cash	2,862	(2,272)
Cash at Beginning of Period	466	6,607
Cash at End of Period	3,328	4,335

Supplemental disclosure of non-cash financing activities

Issuance of Shares of Common due to acquisition of an asset	700	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is mainly focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. During 2023-Q1, the Company initiated its first investment into the Real Estate market and recently, made its second, more significant investment in Real Estate. The Company derived its revenue from GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services. Additionally, The Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO and more coming in 2023), Burger King, Cabela’s, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and many more prepaid wireless carriers in the US and in foreign countries. Cuentas accountholders can also send up to $500 anywhere in the world that WesternUnion operates at a discounted rate. The Company’s real estate investments are intended to broaden its reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow the Company to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the US.

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

On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core is a Florida corporation that holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core sold 6% of its interest in the Lakewood Manager to the Company and the Company has agreed to issue to Core 295,282 of the Company’s common shares to acquire the 6% equity in the Lakewood Manager valued at approximately $700. The 295,282 of the Company’s shares were equal to 19.9% of the total number of issued and outstanding shares of the Company as of the date of the Agreement. The Company closed this transaction on or about March 9th, 2023.

On April 13, 2023, the Company signed an Operating Agreement to be a majority member in Brooksville Development Partners, LLC (“Brooksville”) with 2 minority members for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments. All real and personal property owned by Brooksville shall be owned by Brooksville as an entity, and the Members nor Manager shall not have any ownership interest in such property. One of the minority members will be the manager of the project.

On April 28, 2023, the Company and minority partners in Brooksville closed on the transaction to acquire a 21.8 acre site for development of the Brooksville project. Cuentas had deposited an “Initial Capital Contribution” of $2,000 into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the Vacant Land, together with a $3,050 bank loan from Republic Bank of Chicago. Brooksville owns the Vacant Land, free and clear of any liens, claims and encumbrances with the sole exception being the Republic Bank loan. The Company is currently a 63% interest holder in Brooksville but that may change in the future if the Company is not able to raise sufficient financing to complete the project.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NASDAQ

On June 21, 2022, the Nasdaq Listing Qualifications Staff (the “Staff”) issued the Company a delist letter citing its failure to comply with the minimum bid price requirement under Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until December 19, 2022, to regain compliance with Rule 5550(a)(2). On December 20, 2022, Staff notified the Company that it had determined to delist the Company as it did not comply with bid price requirement for listing on the Exchange. On April 14, 2023, the Nasdaq Listing Qualifications Staff issued the Company a compliance letter citing that that the Company regained compliance with the bid price concern.

REVERSE SPLIT

On March 24, 2023, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every thirteen shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 13-for-1 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 13-for-1 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 13-for-1 reverse stock split. On April 14, 2023, the Nasdaq Listing Qualifications Staff issued the Company a compliance letter citing that that the Company regained compliance with the bid price concern.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2023, the Company had approximately $3,328 in cash and cash equivalents, approximately $1,468 in working capital, shareholder equity of $2,879 and an accumulated deficit of approximately $54,445. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SECURITIES OFFERING

On February 6, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the purpose of raising approximately $5,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of (i) 163,344 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and (ii) pre-warrants to purchase up to 128,031 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase 291,375 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”). The combined purchase price per Share and Purchase Warrant is $17.16 and the combined purchase price per Pre-Funded Warrant and Purchase Warrant of $17.16. The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to any Investor whose purchase of shares of Common Stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0013 per share. As of March 31, 2023 the Pre-Funded Warrants were exercised in full. The Purchase Warrants will be exercisable on or before August 5, 2023 and will expire on August 5, 2028 at an exercise price of $17.36 per share. The closing of the sales of these securities under the Purchase Agreement occurred on or about February 8, 2023, subject to satisfaction of customary closing conditions. H.C. Wainwright & Co., LLC (“Wainwright”) is acting as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65 and $16 for clearing expenses. The Company has also agreed to issue to Wainwright or its designees warrants to purchase 20,397 shares of Common Stock (the “PA Warrants” and the shares of Common Stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants have a term of five years from the issuance date and have an exercise price of $23.17 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses were approximately $4,300.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Deferred Revenue

Deferred revenue is comprised mainly of unearned revenue related to prepayments from retail consumers for telecommunications minutes. The following table represents the changes in deferred revenue for the three months ended March 31, 2023:

Deferred Revenue
Balance at December 31, 2022	$113
Change in deferred revenue	(4)
Balance at March 31, 2023	$109

Revenue allocated to remaining performance obligations represent contracted revenue that has not yet been recognized (“contracted not recognized”). Contracted not recognized revenue was $109 as of March 31, 2023, of which the Company expects to recognize 100% of the revenue over the next 12 months.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The impact of adopting the new standard did not have a material impact on the Company's consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the three months ended March 31, 2023:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2022	128,477	$56.44
Granted	-	-
Forfeited	6,093	186.55
Outstanding, March 31, 2023	122,384	$49.96

The following table discloses information regarding outstanding and exercisable options as of March 31, 2023:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price

$97.50	2,769	97.50	0.46	2,769	97.50
67.99	1,538	67.99	0.99	1,538	67.99
36.40	118,077	36.40	8.68	110,382	36.40
	122,384	$49.96	8.38	114,689	$38.30

The following table discloses information regarding outstanding and exercisable options at March 31, 2022:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$186.55	6,093	$186.55	0.99	6,093	$186.55
97.50	2,769	97.50	1.46	2,769	97.50
67.99	1,538	67.99	1.99	1,538	67.99
36.40	126,923	36.40	9.59	53,846	36.40
	137,323	$47.97	8.88	64,246	$54.08

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – RELATED PARTY TRANSACTIONS

Related parties balances at March 31, 2023 and December 31, 2022 consisted of the following:

Due from related parties

	March 31, 2023	December 31, 2022
	(dollars in thousands)

Arik Maimon (Chairman of the Board and the CEO)	42	-
Michael De Prado (Vice Chairman of the Board and President)	46	-
SDI Cuentas LLC, net of allowance for credit losses of $157 as of March 31, 2023 and December 31,2022, respectively.	210	198
Total Due from related parties	298	198

Related party transactions

	Period ends at March 31, 2023	Period ends at March 31, 2022
	(dollars in thousands)

Sales to SDI Cuentas LLC	$12	$214

Carol Pepper (b)	-	40
Cima Telecom Inc. (a)	$-	324
	$-	$364

(a)	Composed of periodic fees in the amount of $177 thousand for the maintenance and support services in accordance with the software maintenance agreement for the first quarter of the third calendar year and $147 thousand for software development services during the first quarter of 2022.

(b)	Composed of a consulting fee in addition to the directorship fees.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. As of March 31, 2023, the company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $630, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. The Company is vigorously defending itself against this complaint and on November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue. As of March 31, 2023, the company accrued $630 thousand due to this matter.

On March 14, 2023, the Company was served with a complaint for Breach of Contract of an Employment Agreement in excess of $30. The Company has retained counsel and is aggressively defending its rights.

On April 1, 2021 the Company executed a lease for office space effective April 1, 2021. The lease requires monthly rental payments of $9.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 6 – SEGMENTS OF OPERATIONS

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

Revenue by product for the three months ended March 31, 2023, and the three months ended March 31, 2022 are as follows:

	March 31, 2023	March 31, 2022
	(dollars in thousands)
Telecommunications	$49	$175
Digital products and General Purpose Reloadable Cards	15	219
Total revenue	$64	$394

Gross loss by product for the three months ended March 31, 2023, and the three months ended March 31, 2022 are as follows:

	March 31, 2023	March 31, 2022
	(dollars in thousands)
Telecommunications	$(7)	$66
Digital products and General Purpose Reloadable Cards	(52)	(88)
Total Gross Loss	$(59)	$(22)

NOTE 7 – SUBSEQUENT EVENTS

On April 14, 2023, the Nasdaq Listing Qualifications Staff (the “Staff”) issued the Company a compliance letter citing that the Company regained compliance with the bid price concern, as required by the Hearing Panel’s (“Panel”) decision dated February 23, 2023.

On April 13, 2023, the Company signed an Operating Agreement to be a majority member in Brooksville Development Partners, LLC (“Brooksville”) with 2 minority members for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments. All real and personal property owned by Brooksville shall be owned by Brooksville as an entity, . One of the minority members is qualified and will be the manager of the project.

On April 28, 2023, the Company and minority partners in Brooksville closed on the transaction to acquire a 21.8 acre site for development of the Brooksville project for total purchase price of $5,050. Cuentas had deposited an “Initial Capital Contribution” of $2,000 into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the Vacant Land, together with a $3,050 bank loan from Republic Bank of Chicago. Brooksville owns the Vacant Land, free and clear of any liens, claims and encumbrances with the sole exception being the Republic Bank loan. The Company is currently a 63% interest holder in Brooksville but that may change in the future if the Company is not able to raise sufficient financing to complete the project.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview and Outlook

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”),Tel3, a business segment of Meimoun and Mammon, LLC provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company also owns 50% of CUENTASMAX LLC which is a joint venture and installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.update

The Company mainly invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers wholesale telecommunications minutes and prepaid telecommunications minutes to consumers through its Tel3 division. During 2023-Q1, the Company initiated its first investment into the Real Estate market and recently, made its second, more significant investment in Real Estate. The Company’s real estate investments are intended to broaden its reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow it to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent price hikes in Florida and other areas in the US.

On February 3, 2023, the Company (“ Cuentas” or “Buyer”) entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core” or “Seller”), a Florida corporation that holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core sold 6% of its interest in the Lakewood Manager to Cuentas. and Cuentas issued to Core 295,282 of the Company’s common shares to acquire $700,000 of equity in the Lakewood Manager. The 295,282 of the Company’s share was equal to the 19.9% of the total number of current issued and outstanding shares of the Company as of the date of the Agreement. Lakewood Manager an affiliate of RENCo USA, Inc., is constructing the 4280 Lakewood Project with RENCO Structural Building System, a proprietary composite structural system distributed by RENCo USA, Inc. The Company closed this transaction and issued the aforementioned shares on March 7, 2023.

On March 1, 2023, the Company announced that it signed a 10 year supply agreement with Renco USA, Inc (“Renco”), to provide Renco’s patented building materials for new, sustainable rental housing projects. Renco is an innovative green construction technology company that has a patented MCFR (Mineral Composite Fiber Reinforced) Construction System which provides cost efficiency, reduced build time, and sustainable benefits. Renco’s system is hurricane proof up to Category 5, which is a major benefit for developing housing projects in the South Florida market and other hurricane prone areas where we are planning to develop projects. Renco’s system is also earthquake resistant. Renco USA was the supplier of building technology and materials for the abovementioned affordable housing project in the USA using its MCFR system. Renco USA has the exclusive rights in the USA to the patented building process. The Renco Wall, Floor and Roofing System is a unique MCFR Building System that creates interlocking, fiber reinforced, composite building blocks and other construction related products that can be connected in an almost limitless variety of designs. Renco’s system can be used to create homes, apartment buildings, hotels, office buildings, warehouses, infrastructure products and more.

On April 13, 2023, the Company signed an Operating Agreement to be a majority member in Brooksville Development Partners, LLC (“Brooksville”) with 2 minority members for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments. All real and personal property owned by Brooksville shall be owned by Brooksville as an entity. One of the minority members will be the manager of the project.

On April 28, 2023, the Company and minority partners in Brooksville closed on the transaction to acquire a 21.8 acre site for development of the Brooksville project. Cuentas had deposited an “Initial CapitalnContribution” of $2,000,000.00 (Two Million Dollars) into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the Vacant Land, together with a $3.05 million bank loan from Republic Bank of Chicago. Brooksville owns the Vacant Land, free and clear of any liens, claims and encumbrances with the sole exception being the Republic Bank loan. The Company is currently a 63% interest holder in Brooksville but that may change in the future if the Company is not able to raise sufficient financing to complete the project.

OUTLOOK

Business Environment

We are mainly a technology payment platform company that enables digital and mobile payments on behalf of under-bank and unbanked individuals. During 2023-Q1, the Company initiated its first investment into the Real Estate market and recently, made its second, more significant investment in Real Estate. We believe in providing simple, affordable, secure and reliable financial services and digital payments to help our customers to achieve their financial goals. The Company’s real estate investments are intended to broaden its reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow it to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent price hikes in Florida and other areas in the US.

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

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At Cuentas, we push the boundaries of what is possible through a broad range of research and development activities that seek to anticipate the changing demands of customers, industry trends and competitive forces. The Company’s entrance into the real estate market should allow it to provide reasonably priced rental apartments to working class residents who should benefit from Cuentas’ financial solutions in parallel with the residential solutions.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2023 to the three months ended March 31, 2022

Revenue

The Company currently generates revenues through the sale and distribution of prepaid telecom minutes, digital products, and other related telecom services. The Company also generated sales from its Fintech products and services commencing in the third quarter of 2020. Revenues during the three months ended March 31,2023, totaled $64,000 compared to $394,000 for the three months ended March 31,2022. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to decreasing our sales with Cuentas SDI including online and other marketing initiatives, including but not limited to distribution agreements. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to reducing our cooperation with Cuentas SDI including online and other marketing initiatives. The decrease in our sales of telecommunications products is mainly due to reducing our activities in this segment. The Company has studied and evaluated its previous mobile phone offerings and has modified its mobile phone program to be aggressively priced within marketing standards that have been proven to be successful by other prepaid cellular carriers in the US. The Company has invested the past 6 months to re-organize its “Cuentas Mobile” prepaid cellular phone service offering, website and marketing strategy and is currently in the testing and provisioning phase. These efforts and testing are ongoing and should be fully implemented during 2023-Q2, allowing the formal launch of the services. We expect to produce significant revenue with Cuentas Mobile due to its low-cost pricing structure which has proven to be successful by other prepaid cellular phone carriers. Cuentas anticipates the real estate investments to produce direct and indirect revenue streams as the projects come to completion and begin to produce rental revenue and the property values appreciate. This is not anticipated to happen until at least 2023-Q4.

Revenue by product for the three months ended March 31, 2023, and the three months ended March 31, 2022 are as follows:

	March 31, 2023	March 31, 2022
	(dollars in thousands)
Telecommunications	$49	$175
Digital products and General Purpose Reloadable Cards	15	219
Total revenue	$64	$394

Costs of Revenue and Gross profit

Cost of revenues during the three months ended March 31, 2023 totaled $123,000 compared to $260,000 for the three months ended March 31, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $56,000 during the three months ended March 31, 2023 and $57,000 during the three months ended March 31, 2022.

Cost of revenue also consists of costs related to the sale of the Company’s GPR Card in the amount of $67,000 during the three months ended March 31, 2023 and $203,000 during the three months ended March 31, 2022.

Gross profit (loss) by product lines for three months ended March 31, 2022 and 2021 are as follows:

	March 31, 2023	March 31, 2022
	(dollars in thousands)
Telecommunications	$(7)	$119
Digital products and General Purpose Reloadable Cards	(52)	15
Total revenue	$(59)	$134

Gross profit margin for the three months ended March 31, 2023 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. The Company is actively pursuing related and symbiotic business relationships and projects that will produce significant revenue with higher profit potential. Cuentas previously signed an agreement and continues to develope technology to supply financial solutions for contractors who deal with vendors and installers for the maintenance, repair and construction industries.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $1,686,000 during the three months ended March 31, 2023, compared to $3,742,000 during the three months ended March 31, 2022 representing a net decrease of $ 2,056,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended March 31,
	2023	2022
	(Unaudited in thousands)
General and Administrative Expenses:
Officers compensation	$227	$353
Directors fees	50	56
Share-based compensation	283	537
Directors’ and officers’ insurance	-	186
Professional services	258	361
maintenance and support services	120	175
Legal fees	100	42
payments in accordance with the processing service agreement with Incomm	50	150
Selling and Marketing	142	919
Settlements	299	-
Other	157	863
Total	$1,686	$3,289

Selling, general and administrative expenses totaled 1,566,000 during the three months ended March 31, 2023 compared to $3,289,000 during the three months ended March 31, 2022, representing a net decrease of $1,978,000. Included in in the Selling, general and administrative expenses, Officers compensation in the amount of $227,000 during the three months ended March 31, 2023 as opposed to $353,000 during the three months ended March 31, 2022. The decrease was due to the departure of Jeffery Johnson in 2022 and the reduction in the number of the officers of the Company in 2023. Stock-based compensation and shares issued for services expenses amounted to $283,000 during the three months ended March 31, 2023, and $537,000 during the three months ended March 31, 2022. The decrease is mainly to the decrease in the amount of the vested option in 2023 as opposed to 2022 which was mitigated by an increase in the number of shares that were issued for services and settlement. The decrease in the other operating expenses is mainly due to an decrease in the maintenance and support services that were provided by CIMA in the amount of $55,000, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $50,000 during the three months ended March 31, 2023 from $150,000 during the three months ended March 31, 2022, decrease in Directors’ and officers’ insurance from $186,000 to 0 since the Company cancelled its policy during the fourth quarter of 2022,an increase of approximately $299,000 in our settlements expenses and decrease of approximately $777,000 in our selling and marketing expenses during the three months ended March 31, 2023 since the Company reduced significantly its selling and marketing campaigns in 2023 .

Amortization of Intangible assets

Amortization of Intangible assets totaled $2,000 during the three months ended March 31, 2023 and $453,000 during the three months ended March 31, 2022. The amortization expense of $453,000 during the three months ended March 31, 2022, mainly stemmed from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. During the fourth quarter of 2022, the Company recorded an impairment charge of $3,600,000 whereas as no amount was assigned to the acquired platforms on December 31, 2022 and after.

Net Income (Loss)

We incurred a net loss of $1,695,000 for the three-month period ended March 31, 2023, as compared to a net loss of 3,624,000 for the three-month period ended March 31, 2022 due to the increase in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2023, the Company had total current assets of $3,689,000, including $3,328,000 of cash, accounts receivables of $221,000, related parties in the amount of $88,000 and other current assets of $52,000 and total current liabilities of $2,221,000 creating a working capital of $ 1,468,000.

As of December 31, 2022, the Company had total current assets of $689,000, including $466,000 of cash, accounts receivables of $209,000, and other current assets of $14,000. As of December 31, 2022, the Company had total current liabilities of $ 2,134,000 creating a negative working capital of $1,445,000.

The increase in our working capital was mainly attributable to the increase in our Cash and Cash equivalents in the amount of $2,862,000 due to the sale of our shares.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2023, resulted in net cash used of $1,453,000. Net cash used in operating activities consisted of a net loss of $1,695,000, partially mainly offset by non-cash expenses mainly consisting of share-based compensation of $256,000. Changes in operating assets and liabilities utilized cash of $56,000, resulting mainly from an increase in related parties of $88,000.

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

Cash Flows – Investing Activities

The Company had no investing activities for the three months ended March 31, 2023. The Company’s investment activities for the three months ended March 31, 2022 resulted in net cash used of $47,000.

Cash Flows – Financing Activities

The Company’s financing activities for the three months ended March 31, 2023, resulted in net cash received of $4,315,000, mainly consisting of $4,319,000 received from the sale of our common stock.

The Company had no financing activities for the three months ended March 31, 2022.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, describes the significant accounting policies and methods used in the preparation of our financial statements.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2023, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

Our management, with the participation of our CEO and CFO, performed an evaluation to determine whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the three-month period ended March 31, 2023. Based on that evaluation, our CEO and our CFO concluded that no change occurred in the Company’s internal control over financial reporting during the three-month period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of March 31, 2023, the company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On May 9, 2023, a Federal mediation session was held between the parties and a 1 year payment plan was agreed for the final amount of $630,000. Final settlement stipulation documentation is in process of being prepared.

On March 14, 2023, the Company was served with a complaint for Breach of Contract of an Employment Agreement in excess of $30,000. As of March 31, 2023, the company accrued $35,000 due to this matter.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 3, 2023, the issued Core 295,282 of the Company’s common shares to acquire the 6% equity in the Lakewood Manager valued at $700,000. The 295,282 of the Company’s share was equal to 19.9% of the total number of current issued and outstanding shares of the Company as of the date of this Agreement. The Company closed this transaction on or about March 9th, 2023.

On February 6, 2023, issued an institutional investor (the “Investor”) for the purpose of raising approximately $5 million in gross proceeds for the Company (i) 163,344 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and (ii) pre-warrants to purchase up to 128,031 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase 291,375 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”).As of March 31, 2023 the Pre-Funded Warrants were exercised in full. The Purchase Warrants will be exercisable on or before August 5, 2023 and will expire exercisable on or before August 5, 2028 at an exercise price of $17.16 per share. The closing of the sales of these securities under the Purchase Agreement occurred on or about February 8, 2023, subject to satisfaction of customary closing conditions. H.C. Wainwright & Co., LLC (“Wainwright”) is acting as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65,000 and $15,950 for clearing expenses. The Company has also agreed to issue to Wainwright or its designees warrants to purchase 20,397 shares of Common Stock (the “PA Warrants” and the shares of Common Stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants have a term of five years from the issuance date and have an exercise price of $23.17 per share.

On March 16, 2023, the Company issued 15,385 shares of its Common Stock pursuant to a settlement agreement with a shareholder of the Company. The fair market value of the shares at the issuance date was approximately $120,000.

On March 27, 2023, the Company issued 27,759 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was approximately $136,000.

Each of the transactions described in this Item II give effect to the Reverse Stock Split (as defined below) and were exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act, Regulation D promulgated under the Securities Act .

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

None

ITEM 6. EXHIBITS

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
10.1	Operating Agreement signed April 13, 2023	Form 8-K filed at April 19, 2023
10.2	Addendum to Purchase and Sale Agreement signed April 14, 2023	Form 8-K filed at April 19, 2023
101.INS	Inline XBRL Instance Document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: May 15, 2023	By:	/s/ Arik Shalom Maimon
Interim Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer