Form 10-Q
period 2023-06-30
Cuentas Inc.
filed 2023-08-14
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE-MONTH PERIOD ENDED: JUNE 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2023, the issuer had 2,103,365 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF june 30, 2023

CUENTAS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share and per share data)

	June 30, 2023	December 31, 2022
	Unaudited	Audited
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$271	$466
Accounts Receivables net of allowance for credit losses of $177 as of June 30, 2023 and December 31, 2022, respectively.	233	209
Related parties recivables	88	-
Other current assets	36	14
Total current assets	628	689

Property and equipment, net	5	6
Investment in unconsolidated entities	3,000	776
Intangible assets	100	28
Total assets	3,733	1,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payable	$1,286	$1,231
Other accounts liabilities	658	681
Deferred revenue	113	113
Notes and Loan payable	115	109
Stock based liabilities	1	-
Total current liabilities	2,173	2,134

Other long-term loans	89	89

TOTAL LIABILITIES	2,262	2,223

STOCKHOLDERS’ EQUITY

Common stock, authorized 360,000,000 shares, $0.001 par value; 2,103,365 and 1,473,645 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2	2
Additional paid in capital	57,359	52,053
Treasury Stock	(33)	(29)
Accumulated deficit	(55,857)	(52,750)
Total stockholders’ equity	1,471	(724)
Total liabilities and stockholders’ equity	$3,733	$1,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

(U.S. dollars in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

REVENUE	$40	$670	$104	$1,064

COST OF REVENUE	153	615	276	875

GROSS (LOSS) PROFIT	(113)	55	(172)	189

OPERATING EXPENSES

Amortization of Intangible assets	4	452	6	905
Selling, General and Administrative	776	2,744	2,401	6,033
TOTAL OPERATING EXPENSES	780	3,196	2,407	6,938

OPERATING LOSS	(893)	(3,141)	(2,579)	(6,749)

OTHER EXPENSES
Other loss	(517)	(32)	(517)	(32)
Interest income (expense)	7	(3)	8	(4)
Gain (loss) from Change in fair value of stock-based liabilities	-	1	(1)	1
TOTAL OTHER EXPENSES	(510)	(34)	(510)	(35)

NET LOSS BEFORE EQUITY LOSSES	(1,403)	(3,175)	(3,089)	(6,784)

Equity losses in unconsolidated entities	(9)	(11)	(18)	(26)
NET LOSS	$(1,412)	$(3,186)	$(3,107)	$(6,810)

Net loss per basic and diluted share	$(0.67)	$(2.76)	$(1.63)	$(5.91)
Weighted average number of basic and diluted common shares outstanding	2,103,365	1,157,478	1,900,819	1,154,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance as of December 31, 2022	1,473,645	$2	$52,053	$(29)	$(52,750)	$(724)

Issuance of Shares of Common Stock for cash, net of issuance expenses **	291,376	*	4,319	-	-	4,319
Share based Compensation	-		31	-	-	31
Issuance of Shares of Common due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)		-	(4)	-	(4)
Reverse split	145		-	-	-	-
Shares issued for services	27,759	*	136	-	-	136
Shares issued due to a settlement	15,385	*	120	-		120
Net loss for the period ended June 30, 2023	-	-	-	-	(3,107)	(3,107)
Balance as of June 30, 2023 (unaudited)	2,103,365	$2	$57,359	$(33)	$(55,857)	$1,471

*	Less than $1.
**	Issuance expenses totaled to $681

	Common Stock		Additional Paid-in	Treasury	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity

Balance as of March 31, 2023	2,103,365	$2	$57,355	$(33)	$(54,445)	$2,879

Share based Compensation	-	-	4	-	-	4
Net loss for the period ended June 30, 2023	-	-	-	-	(1,412)	(1412)
Balance as of June 30, 2023 (unaudited)	2,103,365	$2	$57,359	$(33)	$(55,857)	$1,471

*	Less than $1.

CUENTAS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(U.S. dollars in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of December 31, 2021	14,965,690	15	47,654	(38,219)	9,450

Shares issued for services and for employees	100,000	-	1,204	-	1,204
Net loss for the period ended June 30, 2022	-	-	-	(6,810)	(6,810)
Balance as of June 30, 2022 (unaudited)	15,065,690	$15	$48,858	$(45,029)	$3,844

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance as of April 1, 2022	14,965,690	15	48,191	(41,843)	6,363

Shares issued for services and for employees	100,000	-	667	-	667
Net loss for the period ended June 30, 2022	-	-	-	(3,186)	(3,186)
Balance as of June 30, 2022 (unaudited)	15,065,690	$15	$48,858	$(45,029)	$3,844

The accompanying notes are an integral part of these consolidated financial statements

CUENTAS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities:
Net loss	(3,107)	(6,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	287	1,204
Equity losses in non-consolidated entity	18	26
Interest	6	6
Impairment of an investment in an unconsolidated entity	537	-
Loss (gain) from Change in on fair value of stock-based liabilities	1	(2)
Depreciation and amortization expense	7	905
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(24)	(351)
(Increase) decrease in other current assets	(22)	63
Increase in accounts payable	55	1,109
Decrease in other accounts liabilities	(56)	(136)
Related Parties, net	(55)	-
Decrease in deferred revenue	-	(159)
Net Cash Used for Operating Activities	(2,353)	(4,145)

Cash Flows from Investing Activities:
Investment in unconsolidated entities	(2,079)	(657)
Purchase of equipment	-	(7)
Purchase of intangible asset	(78)	-

Net Cash used for Investing Activities	(2,157)	(664)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock, net of issuance expense	4,319	-
Treasury stock	(4)	-
Net Cash Provided by Financing Activities	4,315	-

Net decrease in Cash	(195)	(4,809)
Cash at Beginning of Period	466	6,607
Cash at End of Period	$271	$1,798

Supplemental disclosure of non-cash financing activities

Investment in unconsolidated entity against accounts receivables	$-	$233
Issuance of Shares of common stock for investment in unconsolidated entity	$700	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is mainly focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. During 2023-Q1, the Company initiated its first investment into the Real Estate market and, made its second, more significant investment in Real Estate in the second quarter of 2023. The Company derived its revenue from GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services. Additionally, the Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO and more coming in 2023), Burger King, Cabela’s, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and many more prepaid wireless carriers in the US and in foreign countries. Cuentas accountholders can also send up to $500 anywhere in the world that WesternUnion operates at a discounted rate. The Company’s real estate investments are intended to broaden its reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow the Company to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the US.

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

On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core agreed to sell to the Company 6% of its interest in the Lakewood Manager to the Company in exchange for295,282 shares of the Company’s common stock, representing 19.99% of the then outstanding shares of the Company’s common stock. The 6% equity in the Lakewood Manager was valued at approximately $700. The Company closed this transaction on or about March 9, 2023.

The 295,282 of the Company’s shares were equal to 19.9% of the total number of issued and outstanding shares of the Company as of the date of the Agreement. The Company closed this transaction on or about March 9th, 2023.

The company used the measurement alternative which provides an accounting framework for valuing an equity security investment in the absence of a readily determinable fair value. Accordingly, the investment was accounted for at a cost basis.

On April 13, 2023, the Company signed an Operating Agreement to be a majority member in Brooksville Development Partners, LLC (“Brooksville”) with 2 minority members for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments. All real and personal property owned by Brooksville shall be owned by Brooksville as an entity, and neither the Members nor the Manager will have any ownership interest in such property. One of the minority members will be the manager of the project.

On April 28, 2023, the Company and minority partners in Brooksville closed on the transaction to acquire a 21.8 acre site for development of the Brooksville project. The Company had deposited an “Initial Capital Contribution” of $2,000 into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the Vacant Land, together with a $3,050 bank loan to Brooksville from Republic Bank of Chicago. The Company is currently a 63% interest holder in Brooksville but that may change in the future if the Company is not able to raise sufficient financing to complete the project. Since the Company does not manage or control the LLC and its losses are limited to the cost amount, the Brooksville transaction was accounted for as an investment in an unconsolidated entity in accordance with ASC 323, using the equity method of accounting with the Company as the acquirer.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NASDAQ

On June 21, 2022, the Nasdaq Listing Qualifications Staff (the “Staff”) issued the Company a delist letter citing its failure to comply with the minimum bid price requirement under Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until December 19, 2022, to regain compliance with Rule 5550(a)(2). On December 20, 2022, the Staff notified the Company that it had determined to delist the Company as it did not comply with bid price requirement for listing on the Exchange. On April 14, 2023, the Nasdaq Listing Qualifications Staff issued the Company a compliance letter citing that that the Company had regained compliance with the minimum bid price requirement.

REVERSE SPLIT

On March 24, 2023, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every thirteen shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 1-for-13 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 1-for-13 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 1-for-13 reverse stock split. On April 14, 2023, the Nasdaq Listing Qualifications Staff issued the Company a compliance letter citing that that the Company had regained compliance with the minimum bid price requirement.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2023, the Company had $271 in cash and cash equivalents, $1,545 in negative working capital, shareholder’s equity of $1,471 and an accumulated deficit of $55,857. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

SECURITIES OFFERING

On February 6, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) for the purpose of raising approximately $5,000 in gross proceeds for the Company. Pursuant to the terms of the Purchase Agreement, the Company agreed to sell, in a registered direct offering, an aggregate of (i) 163,344 shares (the “Shares”) of the Company’s common stock (“Common Stock”) and (ii) pre-warrants to purchase up to 128,031 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) and, in a concurrent private placement, warrants (the “Purchase Warrants”) to purchase 291,375 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”). The combined purchase price per Share and Purchase Warrant is $17.16 and the combined purchase price per Pre-Funded Warrant and Purchase Warrant of $17.16. The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to any Investor whose purchase of shares of Common Stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0013 per share. As of March 31, 2023 the Pre-Funded Warrants were exercised in full. The Purchase Warrants will be exercisable on or before August 5, 2023 and will expire on August 5, 2028 at an exercise price of $17.36 per share. The closing of the sales of these securities under the Purchase Agreement occurred on or about February 8, 2023. H.C. Wainwright & Co., LLC (“Wainwright”) acted as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65 and $16 for clearing expenses. The Company has also agreed to issue to Wainwright or its designees warrants to purchase 20,397 shares of Common Stock (the “PA Warrants” and the shares of Common Stock issuable upon exercise of the PA Warrants, the “PA Warrant Shares”). The PA Warrants have a term of five years from the issuance date and have an exercise price of $23.17 per share. The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses were $4,319.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “2022 Form 10-K”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the 2022 Form 10-K.

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

	Balance as of June 30, 2023
	Level 1	Level 2	Level 3	Total

Liabilities:
Stock based liabilities	1	-	-	1
Total liabilities	1	-	-	1

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This updated guidance sets forth a current expected credit loss model based on expected losses. Under this model, an entity recognizes an allowance for expected credit losses based on historical experience, current conditions and forecasted information rather than the current methodology of delaying recognition of credit losses until it is probable a loss has been incurred. This guidance becomes effective for the Company beginning in interim periods starting in fiscal year 2023. The impact of adopting the new standard did not have a material impact on the Company’s consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

NOTE 3 – STOCK OPTIONS

The following table summarizes all stock option activity for the six months ended June 30, 2023:

	Shares	Weighted- Average Exercise Price Per Share
Outstanding, December 31, 2022	128,477	$56.44
Forfeited	6,093	$186.55
Outstanding, June 30, 2023	122,384	$49.96

The following table discloses information regarding outstanding and exercisable options as of June 30, 2023:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price

$97.50	2,769	$97.50	0.21	2,769	$97.50
$67.99	1,538	$67.99	0.74	1,538	$67.99
$36.40	118,077	$36.40	8.43	114,228	$36.40
	122,384	$49.96	8.13	118,535	$38.24

The following table discloses information regarding outstanding and exercisable options at June 30, 2022:

	Outstanding			Exercisable
Exercise Prices	Number of Option Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Option Shares	Weighted Average Exercise Price
$186.55	6,093	$186.55	0.74	6,093	$186.55
$97.50	2,769	$97.50	1.21	2,769	$97.50
$67.99	1,538	$67.99	1.74	1,538	$67.99
$36.40	142,308	$36.40	9.38	61,538	$36.40
	152,708	$47.97	9.09	71,938	$52.13

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollar thousands, except share and per share data)

NOTE 4 – RELATED PARTY TRANSACTIONS

Related parties’ balances at June 30, 2023 and December 31, 2022 consisted of the following:

Due from related parties

	June 30, 2023	December 31, 2022
	(dollars in thousands)

Arik Maimon (Chairman of the Board and the CEO)	$42	$-
Michael De Prado (Vice Chairman of the Board and President)	46	-
SDI Cuentas LLC, net of allowance for credit losses of $157 as of June 30, 2023 and December 31, 2022. Refer to note 7.	$223	$198
Total Due from related parties	$311	$198

Related party transactions

	6 Months ended at June 30, 2023	6 Months ended at June 30, 2022
	(dollars in thousands)

Sales to SDI Cuentas LLC	$30	$732

Carol Pepper (b)	-	80
Cima Telecom Inc. (a)	$120	$878
	$120	$958

(a)

Composed of fees in the amount of $120 thousand for the maintenance and support services during the first half of 2023. Composed of annual fees in the amount of $700 thousand for the maintenance and support services in accordance with the software maintenance agreement for the first quarter of the third calendar year and $178 thousand for software development services during the first half of 2022.

(b)	Composed of a consulting fee in addition to the directorship fees.

	3 Months ended at June, 2023	3 Months ended at June 30, 2022
	(dollars in thousands)

Sales to SDI Cuentas LLC	$18	$518

Carol Pepper (b)	-	40
Cima Telecom Inc. (a)	$-	$559
	$-	$599

(a)	Composed of annual fees in the amount of $525 thousand for the maintenance and support services in accordance with the software maintenance agreement for the first quarter of the third calendar year and $34 thousand for software development services during the second quarter of 2022.

(b)	Composed of a consulting fee in addition to the directorship fees.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. As of June 30, 2023, the Company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $630, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. The parties reached a settlement that the Company will make the following payments to fully resolve the matter: $50 on or about June 1, $20 on or about July 1, and nine equal $15 monthly payments due the first of each month, then a final payment of $425 due May 1, 2024. As of June 30, 2023 the Company had paid $70 to the plaintiff under the above referenced settlement agreement.

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

Revenue by product for the six months ended June 30, 2023, and the six months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$35	$318
Digital products and General Purpose Reloadable Cards	69	746
Total revenue	$104	$1,064

Gross profit (loss) by product for the six months ended June 30, 2023, and the six months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$(44)	$200
Digital products and General Purpose Reloadable Cards	(128)	(11)
Total Gross (Loss) Profit	$(172)	$189

Revenue by product for the three months ended June 30, 2023, and the three months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$20	$143
Digital products and General Purpose Reloadable Cards	20	527
Total revenue	$40	$670

Gross profit (loss) by product for the three months ended June 30, 2023, and the three months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$(37)	$81
Digital products and General Purpose Reloadable Cards	(76)	(26)
Total Gross (Loss) Profit	$(113)	$55

NOTE 7 – OTHER LOSS

Other loss is mainly composed from impairment of an investment of $537 in Cuentas SDI. On June 15, 2023, The OLB Group, Inc. entered into a Membership Interest Purchase Agreement dated as of June 15, 2023 with SDI Black 001, LLC whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC for a purchase price of $850. This purchase price resulted with an Impairment of an investment of $537 in Cuentas SDI.

NOTE 8 – SUBSEQUENT EVENTS

On July 14, 2023, the Company entered into an agreement with OLB and Cuentas-SDI (the “OLB Agreement”) in which OLB agreed to cause Cuentas-SDI to enter into an agreement with the Company pursuant to which Cuentas-SDI would agree to pay the Company $229 to satisfy outstanding invoices and, subject to the Company’s receipt of the first $100, for the Company to restore the services it had previously provided Cuentas-SDI on a purchase or services order basis (the “Payment Agreement”). On July 14, 2023 the Company and Cuentas-SDI entered into the Payment Agreement pursuant to which Cuentas-SDI agreed to pay amounts due under the outstanding invoices in the amount of $229. To date, Cuentas-SDI has paid the Company $121. The balance is payable in five monthly installments of $21 commencing September 1, 2023.

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

The Company mainly invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers wholesale telecommunications minutes and prepaid telecommunications minutes to consumers through its Tel3 division. the Since the first quarter of 2023, the Company has made a number of equity investments in real estate projects in Florida. Cuentas partners with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. The Company’s goal is to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families. The Company believe that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue. We believe that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue.

On March 7, 2023, the Company acquired a six percent (6%) equity interest in Lakewood Village from Core Development Holdings Corporation (“Core”), pursuant to a Membership Interest Purchase Agreement (“MIPA”), in exchange for 295,282 shares of Common Stock, representing approximately19.99% of the then outstanding shares of Common Stock. Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Lakewood Manager, an affiliate of RENCo USA, Inc. (“Renco”), is constructing the 4280 Lakewood Project with RENCO Structural Building System, a proprietary composite structural system distributed by Renco. Lakewood Village is the first sustainable rental housing project developed in the US using a patented MCFR Mineral Composite Fiber Reinforced Construction Technology that has been approved for hurricane-prone areas as such in Florida. The Lakewood Village project is an affordable multi-family real estate development located in Lake Worth, Palm Beach County, Florida, consisting of 96 apartments that have two and three bedrooms.

In March 2023, the Company signed a 10 year supply agreement with Renco to provide Renco’s patented building materials for new, sustainable rental housing projects. Renco is an innovative green construction technology company that has a patented MCFR (Mineral Composite Fiber Reinforced) Construction System which provides cost efficiency, reduced build time, and sustainable benefits. Renco’s system is hurricane proof up to Category 5, which is a major benefit for developing housing projects in the South Florida market and other hurricane prone areas where we are planning to develop projects. Renco’s system is also earthquake resistant. Renco has the exclusive rights in the USA to the patented building process. The Renco Wall, Floor and Roofing System is a unique MCFR Building System that creates interlocking, fiber reinforced, composite building blocks and other construction related products that can be connected in an almost limitless variety of designs. Renco’s system can be used to create homes, apartment buildings, hotels, office buildings, warehouses, infrastructure products.

On April 13, 2023, the Company signed an Operating Agreement to be a majority member in Brooksville Development Partners, LLC (“Brooksville”) with 2 minority members for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments. All real and personal property owned by Brooksville will be owned by Brooksville as an entity. One of the minority members will be the manager of the project.

On April 28, 2023, the Company and minority partners in Brooksville closed on the transaction to acquire a 21.8 acre site for development of the Brooksville project. Cuentas had deposited as an initial capital contribution $2,000,000.00 (Two Million Dollars) into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the Vacant Land, together with a $3.05 million bank loan from Republic Bank of Chicago. Brooksville owns the Vacant Land, free and clear of any liens, claims and encumbrances with the sole exception being the Republic Bank loan. The Company is currently a 63% interest holder in Brooksville but that may change in the future if the Company is not able to raise sufficient financing to complete the project. On June 29, 2023, the Company contributed additional $64,000 contribution for further development of the project.

In April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenue between the Q1-Q2 periods in 2022 and 2023. In May 2023, The OLB Group (NASDAQ: OLB) (“OLB”) terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area. On July 14, 2023, the Company entered into an agreement with OLB and Cuentas-SDI (the “OLB Agreement”) in which OLB agreed to cause Cuentas-SDI to enter into an agreement with the Company pursuant to which Cuentas-SDI would agree to pay the Company $228,752 to satisfy outstanding invoices and, subject to the Company’s receipt of the first $100,373, for the Company to restore the services it had previously provided Cuentas-SDI on a purchase or services order basis (the “Payment Agreement”). On July 14, 2023 the Company and Cuentas-SDI entered into the Payment Agreement pursuant to which Cuentas-SDI agreed to pay amounts due under the outstanding invoices in the amount of $228,752. To date, Cuentas-SDI has paid the Company $121,333. The balance is payable in five monthly installments of $21,333 commencing September 1, 2023.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards and other related telecom services. Revenues during the six months ended June 30,2023, totaled $104.000 compared to $1,064,000 for the six months ended June 30, 2022. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to decreasing our sales with Cuentas SDI including online and other marketing initiatives, including but not limited to distribution agreements. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to reducing our cooperation with Cuentas SDI including online and other marketing initiatives. The decrease in our sales of telecommunications products is mainly due to reducing our activities in this segment. The Company has studied and evaluated its previous mobile phone offerings and has modified its mobile phone program to be aggressively priced within marketing standards that have been proven to be successful by other prepaid cellular carriers in the US. The Company has invested the past 9 months to re-organize its “Cuentas Mobile” prepaid cellular phone service offering, website and marketing strategy and is currently in the testing and provisioning phase. These efforts and testing are ongoing and should be fully implemented during the second half of 2023, allowing the formal launch of the services. We expect to produce significant revenue with Cuentas Mobile due to its low-cost pricing structure which has proven to be successful by other prepaid cellular phone carriers. Cuentas anticipates the real estate investments to produce direct and indirect revenue streams as the projects come to completion and begin to produce rental revenue and the property values appreciate. This is not anticipated to happen until 2024, at the earliest.

Revenue by product for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$35	$318
Digital products and General Purpose Reloadable Cards	69	746
Total revenue	$104	$1,064

Costs of Revenue and Gross profit

Cost of revenues during the six months ended June 30, 2023 totaled $276,000 compared to $875,000 for the six months ended June 30, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $113,000 during the six months ended June 30, 2023 and $118,000 during the six months ended June 30, 2022.

Cost of revenue also consists of costs related to the sale of the Company’s digital products and GPR Cards in the amount of $163,000 during the six months ended June 30, 2023 and $757,000 during the six months ended June 30, 2022.

Gross profit (loss) by product lines for six months ended June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$(44)	$200
Digital products and General Purpose Reloadable Cards	(128)	(11)
Total Gross profit (loss)	$(172)	$189

Gross profit margin for the six months ended June 30, 2023 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenue between the first half period in 2022 and 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $2407,000 during the six months ended June 30, 2023, compared to $6,938,000 during the six months ended June 30, 2022 representing a net decrease of $4,531,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Six Months Ended June 30,
	2023	2022
	(Unaudited in thousands)
General and Administrative Expenses:
Officers compensation	$408	$766
Directors fees	104	124
Share-based compensation	287	1,204
Directors’ and officers’ insurance	-	316
Professional services	486	621
maintenance and support services	120	700
Legal fees	160	195
payments in accordance with the processing service agreement with Incomm	125	375
Selling and Marketing	229	1,089
Settlements	299	-
Other	183	643
Total	$2,401	$6,033

Selling, general and administrative expenses totaled 2,401 during the six months ended June 30, 2023, compared to $6,033,000 during the six months ended June 30, 2022, representing a net decrease of $3,632,000. Included in in the Selling, general and administrative expenses, Officers compensation in the amount of $408,000 during the six months ended June 30, 2023 as opposed to $766,000 during the six months ended June 30, 2022. The decrease was due to the departure of Jeffery Johnson in 2022 and the reduction in the number of the officers of the Company in 2023. Share-based compensation and shares issued for services expenses amounted to $287,000 during the six months ended June 30, 2023, and $1,204,000 during the six months ended June 30, 2022. The decrease is mainly due to the decrease in the amount of the vested option in 2023 as opposed to 2022 which was mitigated by an increase in the number of shares that were issued for services and settlement. The decrease in the other operating expenses is mainly due to a decrease in the maintenance and support services that were provided by CIMA in the amount of $580,000 from $700,000 during the six months ended June 30, 2022, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $250,000 during the six months ended June 30, 2023 from $375,000 during the six months ended June 30, 2022, decrease in Directors’ and officers’ insurance from $316,000 to 0 since the Company cancelled its policy during the fourth quarter of 2022, an increase of approximately $299,000 in our settlements expenses and decrease of approximately $860,000 in our selling and marketing expenses during the six months ended June 30, 2023 since the Company reduced significantly its selling and marketing campaigns in 2023 due to its ineffectiveness and lack of resources.

Amortization of Intangible assets

Amortization of Intangible assets totaled $6,000 during the six months ended June 30, 2023 and $905,000 during the six months ended June 30, 2022. The amortization expense of $905,000 during the six months ended June 30, 2022, mainly stemmed from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. During the fourth quarter of 2022, the Company recorded an impairment charge of $3,600,000 whereas as no amortization amount was assigned to the acquired platforms on December 31, 2022 and after.

Other Expenses

Other expenses totaled $510,000 during the six months ended June 30, 2023, mainly due to an impairment loss of $537,000 which resulted from a decrease in cost of an investment in Cuentas SDI LLC.

Net Income (Loss)

We incurred a net loss of $3,107,000 for the six-month period ended June 30, 2023, as compared to a net loss of 6,810,000 for the six-month period ended June 30, 2022 due to the increase in selling and general administrative expenses as described above.

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products, and other related telecom services. Revenues during the three months ended June 30,2023, totaled $40,000 compared to $670,000 for the three months ended June 30, 2022. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to decreasing sales with Cuentas SDI including online and other marketing initiatives, including but not limited to distribution agreements. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to reducing our cooperation with Cuentas SDI including online and other marketing initiatives. The decrease in our sales of telecommunications products is mainly due to reducing our activities in this segment. The Company has studied and evaluated its previous mobile phone offerings and has modified its mobile phone program to be aggressively priced within marketing standards that have been proven to be successful by other prepaid cellular carriers in the US. The Company has invested the past 9 months to re-organize its “Cuentas Mobile” prepaid cellular phone service offering, website and marketing strategy and is currently in the testing and provisioning phase. These efforts and testing are ongoing and should be fully implemented during the second half of 2023, allowing the formal launch of the services. We expect to produce significant revenue with Cuentas Mobile due to its low-cost pricing structure which has proven to be successful by other prepaid cellular phone carriers. Cuentas anticipates the real estate investments to produce direct and indirect revenue streams as the projects come to completion and begin to produce rental revenue and the property values appreciate. This is not anticipated to happen until at least 2024.

Revenue by product for the three months ended June 30, 2023, and the three months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$20	$143
Digital products and General Purpose Reloadable Cards	20	527
Total revenue	$40	$670

Costs of Revenue and Gross profit

Cost of revenues during the three months ended June 30, 2023 totaled $153,000 compared to $615,000 for the three months ended June 30, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $57,000 during the three months ended June 30, 2023 and $61,000 during the three months ended June 30, 2022.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $96,000 during the three months ended June 30, 2023 and $547,000 during the three months ended June 30, 2022.

Gross profit (loss) by product for the three months ended June 30, 2023, and the three months ended June 30, 2022 are as follows:

	June 30, 2023	June 30, 2022
	(dollars in thousands)
Telecommunications	$(37)	$81
Digital products and General Purpose Reloadable Cards	(76)	(26)
Total Gross profit (loss)	$(113)	$55

Gross profit margin for the three months ended June 30 , 2023 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in our revenue between the first half period in 2022 and 2023. In May 2023, OLB terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $780,000 during the three months ended June 30, 2023, compared to $3,196,000 during the three months ended June 30, 2022 representing a net decrease of $2,416,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended June 30,
	2023	2022
	(Unaudited in thousands)
General and Administrative Expenses:
Officers compensation	$181	$413
Directors fees	54	68
Share-based compensation	4	667
Directors’ and officers’ insurance	-	130
Professional services	228	260
maintenance and support services	-	525
Legal fees	60	153
payments in accordance with the processing service agreement with Incomm	75	225
Selling and Marketing	87	170
Other	87	133
Total	$776	$2,744

Selling, general and administrative expenses totaled 776,000_ during the three months ended June 30, 2023, compared to $2,744,000 during the three months ended June 30, 2022, representing a net decrease of $1,968,000. Included in the selling, general and administrative expenses, were officers compensation in the amount of $181,000 during the three months ended June 30, 2023, as compared to $413,000 for the three months ended June 30, 2022. The decrease was due to the departure of Jeffery Johnson in 2022 and the reduction in the number of the officers of the Company in 2023. Stock-based compensation and shares issued for services expenses amounted to $4,000 during the three months ended June 30, 2023, and $667,000 during the three months ended June 30, 2022. The decrease was mainly due to the decrease in the amount of the vested option in 2023 as opposed to 2022. The decrease in the other operating expenses was mainly due to an decrease in the maintenance and support services that were provided by CIMA in the amount of $525,000, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $150,000 during the three months ended June 30, 2023 from $225,000 during the three months ended June 30, 2022, a decrease in Directors’ and Officers’ insurance from $130,000 to 0 since the Company cancelled its policy during the fourth quartr of 2022 and a decrease of approximately $83,000 in our selling and marketing expenses during the three months ended June 30, 2023 since the Company reduced significantly its selling and marketing campaigns in 2023 due to its ineffectiveness and lack of resources.

Amortization of Intangible assets

Amortization of Intangible assets totaled $4,000 during the three months ended June 30, 2023 and $452,000 during the three months ended June 30, 2022. The amortization expense of $452,000 during the three months ended June 30, 2022, mainly stemmed from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. The acquired intangible assets that consisted of a perpetual software license had an estimated fair value of $9,000,000. During the fourth quarter of 2022, the Company recorded an impairment charge of $3,600,000 whereas as no amount was assigned to the acquired platforms on December 31, 2022 and after.

Other Expenses

Other expenses totaled $510,000 during the three months ended June 30, 2023, mainly due to impairment loss of $537,000 which was resulted from a decrease in cost of an investment in Cuentas SDI LLC.

Net Income (Loss)

We incurred a net loss of $1,412,000 for the three-month period ended June 30, 2023, as compared to a net loss of 3,186,000 for the three-month period ended June 30, 2022 due to the increase in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2023, the Company had total current assets of $628,000, including $271,000 of cash, accounts receivables of $233,000, related parties in the amount of $88,000 and other current assets of $36,000 and total current liabilities of $2,173,000 creating a working capital deficit of $1,545,000.

As of December 31, 2022, the Company had total current assets of $689,000, including $466,000 of cash, accounts receivables of $209,000, and other current assets of $14,000. As of December 31, 2022, the Company had total current liabilities of $ 2,134,000 creating a negative working capital deficit of $1,445,000.

The decrease in our working capital was mainly due to our negative cash flow from operations activities in the amount of in the amount of $2,353,000 and negative cash flow from investment activities in the amount of $2,157,000 which included investment in Brooksville Development Partners, LLC in the amount of $2,064,000, investment in Cuentas Max, LLC in the amount of $15,000, and purchasing roof.com domain in the amount of $78,000. The negative cash flow from operations and investment activities was mitigated by increase in our Cash and Cash equivalents from financing activities in the amount of $4,3169,000 due to the sale of our shares.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. We also may be required to invest additional funds to support the real estate projects that we are invested in. Our ownership may change in the future, and we can incur additional losses if we will not be able to raise sufficient financing to complete these projects. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financing. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities and the development of our real estate projects. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2023, resulted in net cash used of $2,353,000. Net cash used in operating activities consisted of a net loss of $3,156,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $287,000 and impairment loss due to decrease in cost of an investment in a non-consolidated entity in the amount of $537,000, Changes in operating assets and liabilities utilized cash of $102,000, resulting mainly from an increase in related parties of $88,000.

The Company’s operating activities for the six months ended June 30, 2023, resulted in net cash used of $4,145,000. Net cash used in operating activities consisted of a net loss of $6,810,000, partially offset by non-cash expenses consisting of share-based compensation of $1,204,000 and amortization of intangible assets of $905,000. Changes in operating assets and liabilities generated cash of $526,000, resulting mainly from an increase in accounts payables of $1,109,000 was mitigated by an increase in accounts receivables of $351,000 and decrease in accrued expenses and other current liabilities of $136,000 .

Cash Flows – Investing Activities

The Company’s investment activities for the six months ended June 30, 2023 resulted in net cash used of $2,157,000 due to the Company’s investment in Brooksville Development Partners, LLC. in the amount of $2,064,000 , investment in the amount of $15,000 in Cuentas Max LLC and investment in the amount of $78,000 in the roof.com domain

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2023, resulted in net cash received of $4,315,000 mainly consisting of $4,319,000 received from the sale of our common stock.

The Company had no financing activities for the six months ended June 30, 2022. Further, we have principally financed our operations through the sale of our Common Stock. We also may be required to invest additional funds to support the real estate projects that we are invested in. Our ownership may change in the future, and we can incur additional losses if we will not be able to raise sufficient financing to complete these projects. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financing. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2023, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of June 30, 2023, the company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. The parties reached a settlement that the Company will make the following installments in the amount of $630,000 to fully resolve the matter: $50,000 on or about June 1, $20,000 on or about July 1, and nine equal $15,000 monthly payments due the first of each month, then a final payment of $425,000 due May 1, 2024. As of June 30, 2023 the Company has paid $70,000 to the plaintiff under the above referenced settlement agreement.

On March 14, 2023, the Company was served with a complaint for Breach of Contract of an Employment Agreement in excess of $30,000. As of June 30, 2023, the company accrued $35,000 due to this matter.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and our Registration Statement on Form S-1 (File No. 333-273552) declared effective on August 9, 2023 (the “2023 Resale Registration Statement”) under the caption “Risk Factors,” which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, the 2023 Resale Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

We have relied upon vendors and other third parties to develop, manage and operate our fintech solutions. To the extent our vendors and other third parties encounter financial and operational difficulties, our business, results of operations and financial conditions may be materially and adversely affected.

During the early stages of our financial solutions and technology business, due to our limited financial resources, we have relied upon vendors and other third parties to develop, manage and operate those businesses, To the extent our vendors and other third parties encounter financial and operational difficulties, our business, results of operations and financial conditions may be materially and adversely affected.

In April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform, and during the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruption to our fintech solutions and technology business were a major reason for the decline in revenue between the Q1-Q2 periods in 2022 and 2023.

The success of our equity investments in real estate projects in Florida will depend upon the ability of the real estate developers, contractors, property managers and operators to develop, construct, manage and operate those projects and other factors beyond our control.

We own a minority equity interest in certain real estate development projects in Florida. The success of those projects will depends upon ability of the real estate developers, contractors, property managers and operators to develop, construct, manage and operate those projects and certain factors beyond our control, including occupancy and rental rates, economic conditions in the areas where the properties are located as well as changes in population, employment and household earnings and expenses, the condition of the financial and real estate markets and the economy, in general, the ability of developers to identify attractive acquisition opportunities consistent with our investment strategy and to obtain financing, inflation, interest rates levels and volatility, title litigation, litigation with guests, legal compliance, real estate taxes, HOA fees and insurance; and our ability to obtain financing to invest in projects on terms acceptable to us.

Our failure to meet the continued listing requirements of Nasdaq could result in a de-listing of our Common Stock.

If we fail to satisfy the continued listing requirements of Nasdaq, such as the corporate governance, minimum closing bid price or minimum shareholders’ equity requirements, Nasdaq may take steps to de-list our securities. Such a de-listing would likely have a negative effect on the price of our Common Stock and would impair your ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price or improve the liquidity of our Common Stock, prevent our Common Stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s other continued listing requirements. The Company effected a 1-for 13 reverse stock split of its Common Stock on March 24, 2023 to bring it in compliance with Nasdaq’s minimum bid price requirements. There can be no assurance that we will continue to comply with the minimum bid price or other continued listing requirements to maintain our listing on Nasdaq in the future. We are required to maintain shareholders’ equity of at least $2,500,000 for continued listing on The Nasdaq Capital Market. As of June 30, 2023, our shareholders’ equity was $1,471,000. Unless we are able to regain compliance with the minimum shareholders’ equity requirement within the cure period provided under Nasdaq rules, Nasdaq may take steps to delist our securities.

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

Cuentas, Inc.
(Registrant)

Date: August 14, 2023	By:	/s/ Shalom Arik Maimon
Interim Chief Executive Officer

	By:	/s/ Ran Daniel
Chief Financial Officer