Form 10-Q
period 2023-09-30
Cuentas Inc.
filed 2023-11-20
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2023, the issuer had 2,719,668 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2023

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	1,057	466
Accounts receivables	860	209
Related parties receivables	94	-
Other current assets	94	14
Total Current assets	2,105	689

Property and equipment, net	4	6
Investment in unconsolidated entities	3,000	776
Intangible assets	168	28
Total assets	5,277	1,499

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Trade payable	1,412	1,231
Other accounts liabilities	1,526	681
Deferred revenue	130	113
Notes and Loan payable	118	109
Total current liabilities	3,186	2,134

Other long-term loans	89	89
Total liabilities	3,275	2,223

Stockholders’ Equity (Deficit)
Common stock, 0.001 par value each: 11,076,923 shares authorized as of September 30, 2023 and December 31, 2022; issued and outstanding 2,719,668 and 1,473,645 shares as of September 30, 2023 and December 31, 2022.	5	4
Additional paid-in capital	59,074	52,051
Treasury stock	(33)	(29)
Accumulated deficit	(57,044)	(52,750)
Total stockholders’ Equity (deficit)	2,002	(724)
Total liabilities and stockholders’ Equity	5,277	1,499

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(U.S. dollars in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2023	2022	2023	2022

Revenues	$1,000	$2,207	$895	$1,143
Cost of revenues	(1,247)	(1,902)	(971)	(1,027)
Gross profit (loss)	(247)	305	(76)	116

Operating expenses
Amortization of Intangible assets	(13)	(1,358)	(7)	(453)
Selling, General and administrative expenses	(3,499)	(7,962)	(1,097)	(1,929)
Total Operating expenses	(3,512)	(9,320)	(1,104)	(2,382)

Operating loss	(3,759)	(9,015)	(1,180)	(2,266)

Other expenses
Other loss	(537)	(32)	-	-
Interest income (expense)	26	(3)	(3)	1
Gain (loss) from Change in fair value of stock-based liabilities	-	1	1	-
Total other expenses	(511)	(34)	(2)	1

Net loss before equity losses	(4,270)	(9,049)	(1,182)	(2,265)

Equity losses in unconsolidated entities	(24)	(36)	(5)	(10)
Net loss	$(4,294)	$(9,085)	$(1,187)	$(2,275)

Loss per share (basic and diluted)	(2.09)	(7.69)	(0.53)	(1.84)

Basic and diluted weighted average number of shares of common stock outstanding	2,052,604	1,180,986	2,227,973	1,233,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2022	1,473,645	4	52,051	(29)	(52,750)	(724)
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	907,679	1	6,033	-	-	6,034
Share based Compensation	43,144	*	290	-	-	290
Issuance of Shares of Common due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)	*	-	(4)	-	(4)
Reverse split	145	-	-	-	-	-
Net loss for the period ended September 30, 2023	-	-	-	-	(4,294)	(4,294)
BALANCE AT SEPTEMBER 30, 2023	2,719,668	5	59,074	(33)	(57,044)	2,002

(*)	represents amount less than $1 thousand.
(**)	Issuance expenses totaled to $1,000.

	Number of Shares	Amount		Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT JUNE 30, 2023	2,103,365	4		57,357	(33)	(55,857)	1,471
Share based Compensation	-	-		3	-	-	3
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	616,303	1	*	1,714	-	-	1,715
Net loss for the period ended September 30, 2023	-	-		-	-	(1,187)	(1,187)
BALANCE AT SEPTEMBER 30, 2023	2,719,668	5		59,074	(33)	(57,044)	2,002

(*)	represents amount less than $1 thousand.
(**)	Issuance expenses totaled to $319.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(U.S. dollars in thousands, except share and per share data)

	Number of Shares	Amount		Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2021	1,151,207	15		47,654	-	(38,219)	9,450
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	127,308	1		2,687	-	-	2,688
Share based Compensation	-	-		881	-	-	881
Shares issued for services	7,693		*	667	-	-	667
Net loss for the period ended September 30, 2022	-	-		-	-	(9,085)	(9,085)
BALANCE AT SEPTEMBER 30, 2022	1,286,208	16		51,889	-	(47,304)	4,601

(*)	represents amount less than $1 thousand.
(**)	Issuance expenses totaled to $312.

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT JUNE 30, 2022	1,158,900	15	48,858	-	(45,029)	3,844
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	127,308	1	2,687	-	-	2,688
Share based Compensation	-	-	344	-	-	344
Net loss for the period ended September 30, 2023	-	-	-	-	(2,275)	(2,275)
BALANCE AT SEPTEMBER 30, 2022	1,286,208	16	51,889	-	(47,304)	4,601

(*)	represents amount less than $1 thousand.
(**)	Issuance expenses totaled to $312.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss for the period	(4,294)	(9,085)
Adjustments required to reconcile net loss for the period to net cash used in operating activities:
Stock based compensation, shares issued for services and settlement	290	1,548
Equity losses in non-consolidated entity	24	36
Interest	9	9
Impairment of an investment in an unconsolidated entity	537	-
Loss (gain) from Change in on fair value of stock-based liabilities	-	(2)
Depreciation and amortization expense	14	1,358
Changes in Operating Assets and Liabilities:
Increase in accounts receivable	(651)	(486)
decrease (Increase) in other current assets	(5)	105
Increase in accounts payable	106	406
Decrease in other accounts liabilities	879	(136)
Related Parties, net	(127)	-
Increase (decrease) in deferred revenue	17	(276)
Net cash used in operating activities	(3,201)	(6,523)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(2,085)	(657)
Purchase of equipment	-	(7)
Purchase of intangible asset	(153)	-
Net cash used in investing activities	(2,238)	(664)

CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock, net of issuance expense	6,034	2,688
Treasury stock	(4)	-
Net cash provided by finance activities	6,030	2,688

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	591	(4,499)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	466	6,607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	1,057	2,108

Supplemental disclosure of cash flow information:
Investment in unconsolidated entity against accounts receivables	-	233
Issuance of Shares of common stock for investment in unconsolidated entity	700	-

The accompanying notes are an integral part of the condensed consolidated financial statement.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

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

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as a holding company for its subsidiaries. Its subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”), Tel3, a business segment of the Company, provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company invested $46, of which $20 were invested during 2023, for 50% of CUENTASMAX LLC which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core agreed to sell to the Company 6% of its interest in the Lakewood Manager to the Company in exchange for 295,282 shares of the Company’s common stock, representing 19.99% of the then outstanding shares of the Company’s common stock. The 6% equity in the Lakewood Manager was valued at approximately $700. The Company closed this transaction on or about March 9, 2023.

The company used the measurement alternative which provides an accounting framework for valuing an equity security investment in the absence of a readily determinable fair value. Accordingly, the investment was accounted for at a cost basis.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

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

On August 18, 2023, the Company received a deficiency letter from Nasdaq Regulation stating that based upon its Quarterly Report on Form 10-Q for the period ended June 30, 2023 which reported shareholders’ equity of $1,471, the Company was not in compliance with Nasdaq Marketplace Rule 5550(b)(1) which requires the Company to maintain shareholders’ equity of not less than $2,500 for continued listing on The Nasdaq Capital Market.

On October 3 2023, the Company received a Staff Determination Letter from Nasdaq Regulation stating that due to the Company’s failure by October 2, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1), the $2,500 stockholders’ equity requirement, the Company would be subject to delisting unless it timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company has requested a hearing before the Panel which is scheduled to be held on December 7, 2023. The hearing request will stay any suspension or delisting action through the hearing and the expiration of any additional extension granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an extension not to exceed April 1, 2024. Notwithstanding, there can be no assurance that the Panel will grant the Company an extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

REVERSE SPLIT

On March 24, 2023, the Company completed a reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every thirteen shares of common stock have been combined into one share of common stock; (ii) the number of authorized shares of common stock has been proportionately reduced; (iii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 1-for-13 basis, and (iv) the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 1-for-13 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 1-for-13 reverse stock split.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2023, the Company had $1,057 in cash and cash equivalents, $1,081 in negative working capital, shareholder’s equity of $2,002 and an accumulated deficit of $57,044. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

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

On August 21, 2023, the Company entered into a common stock warrant exercise inducement offer letter (the “Inducement Letter”) with a certain holder (the “Holder”) of existing warrants to purchase shares of the Company’s common stock at an exercise price of $7.67 per share, issued on August 8, 2022 and of the Purchase Warrants having an exercise price of $17.16 per share which were issued on February 8, 2023 (together, the “Existing Warrants”). Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 616,303 shares of the Company’s common stock, at a reduced exercised price of $3.30 per share, in consideration for the Company’s agreement to issue a new warrant (the “Inducement Warrant”), to purchase up to 1,232,606 shares of the Company’s common stock at an exercise price of $3.30, subject to certain anti-dilution adjustments. The Inducement Warrant is exercisable for five and a half years commencing on the date shareholders of the Company approve the issuance of the Inducement Warrant (“Shareholder Approval”) under applicable rules of Nasdaq. The Company received aggregate gross proceeds of approximately $2,033,799 from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants, before deducting placement agent fees and other offering expenses payable by the Company. The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized above and paid Wainwright a cash fee of $142,366 (7.0% of the gross proceeds received from the exercise of the Existing Warrants) as well as a management fee of $20,338 (1.0% of the gross proceeds from the exercise of the Existing Warrants). The Company also paid Wainwright $65,000 for non-accountable expenses and $15,950 as a closing fee. The Company also issued to designees of Wainwright warrants to purchase up to an aggregate of 43,141 shares of common stock of the Company having the same terms as the Inducement Warrant except for an exercise price equal to $4.455 per share.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2023. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2023. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

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

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements of the Company include the Company and its wholly-owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

Fair Value Measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels, and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3: Significant unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

Our financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payables, and other accrued liabilities. The carrying value of these instruments approximates fair value as a result of the short duration of such instruments or due to the variability of the interest cost associated with such instruments.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 3 – STOCK OPTIONS

The following table presents the Company’s stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31,2022	128,477	56.44
Granted	-	-
Exercised	-	-
Forfeited or expired	(8,862)	186.55
Outstanding at September 30,2023	119,615	48.86
Number of options exercisable at September 30, 2023	115,766	36.82

The aggregate intrinsic value of the awards outstanding as of September 30, 2023 is $0.  These amounts represent the total intrinsic value, based on the Company’s stock price of $1.4 as of September 30, 2023, less the weighted exercise price.

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of September 30, 2023
67.99	1,538	0.52	1,538
36.40	118,077	8.18	114,228
	119,615		115,766

The stock options outstanding as of September 30, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2023
186.55	6,093	0.49	6,093
97.50	2,769	0.96	2,769
67.99	1,538	1.49	1,538
36.40	125,770	9.13	77,693
	136,170		88,093

Compensation expense recorded by the Company in respect of its stock-based compensation awards for the nine months ended September 30, 2023 was $34 and for the three months ended September 30, 2023 was $3. These expenses are included in General and Administrative expenses in the Statements of Operations.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 4 – RELATED PARTIES

A. Transactions with related parties

	Nine months ended September 30		Three months ended September 30
	2023	2022	2023	2022
Sales:
Sales to SDI Cuentas LLC	52	1,634	22	902
Sales to Next Communications INC (a company controlled by Arik Maimon Company's Chairman of the Board and CEO) (a)	860	-	860	-
Total sales to related parties	912	1,634	882	902

B. Due from related parties:

	As of September 30,	As of December 31,
	2023	2022
Arik Maimon (Chairman of the Board and the CEO)	44	-
Michael De Prado (Vice Chairman of the Board and President)	50	-
Current assets - Related parties	94	-

Next Communications INC (a company controlled by Arik Maimon Company's Chairman of the Board and CEO)	860	-
SDI Cuentas LLC.	-	198
Current assets – Accounts receivables	860	198

Total Due from related parties	1,055	198

(a)	On June 26, 2009 the Company and Next Communications INC (“Next”) entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. As of September 30, 2023, the Company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $630, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. The parties reached a settlement that the Company will make the following payments to fully resolve the matter: $50 on or about June 1, $20 on or about July 1, and nine equal $15 monthly payments due the first of each month, then a final payment of $425 due May 1, 2024. As of September 30, 2023 the Company had paid $115 to the plaintiff under the above referenced settlement agreement.

On February 8, 2023, a former employee of the Company, filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation.. The Company and the employee are discussing a settlement agreement and estimates that the maximum amount the Company will be required to pay will not exceed $30.

On April 1, 2021 the Company executed a lease for office space effective April 1, 2021. The lease requires monthly rental payments of $9.

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

On July 14, 2023, the Company entered into an agreement with OLB and Cuentas-SDI (the “OLB Agreement”) in which OLB agreed to cause Cuentas-SDI to enter into an agreement with the Company pursuant to which Cuentas-SDI would agree to pay the Company $229 to satisfy outstanding invoices and, subject to the Company’s receipt of the first $100, for the Company to restore the services it had previously provided Cuentas-SDI on a purchase or services order basis (the “Payment Agreement”). On July 14, 2023 the Company and Cuentas-SDI entered into the Payment Agreement pursuant to which Cuentas-SDI agreed to pay amounts due under the outstanding invoices in the amount of $229. As of September 30, 2023, Cuentas-SDI has paid the Company $121. The balance is payable in monthly installments of $21 through and including January 1, 2024.

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

A. Revenue by product:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022

Telecommunications	57	484	22	166
Wholesale telecommunication services (1)	860	-	860	-
Digital products and General Purpose Reloadable Cards	83	1,723	13	977
	1,000	2,207	895	1,143

B. Gross profit (loss) by product:

	Nine months ended September 30,		Three months ended September 30,
	2023	2022	2023	2022

Telecommunications	(167)	297	(40)	97
Wholesale telecommunication services	6	-	6	-
Digital products and General Purpose Reloadable Cards	(86)	8	(42)	19
	(247)	305	(76)	116

(1)	On July 17, 2023 the Company and ASAL Communication, S.A. DE C.V ("ASAL") entered into an Interconnection Agreement according to which ASAL shall provide the Company intermediary telecommunication services consisting of data, voice and other traffic though ASAL's public telecommunication network, in order to terminate them in Mexico at price determined in the agreement and as may mutually change from time to time. The agreement shall be in effect for the initial period of one year and may be terminated by either party after the laps of the initial period by providing a written notice of termination of at least 90 days in advance

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

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

NOTE 8 – SUBSEQUENT EVENTS

On October 16, 2023, the Board of Directors of the Company approved the execution and delivery of a binding term sheet (the “Term Sheet”) with UCG, Inc., the holder of 75% of the issued and outstanding shares of World Health Energy Holdings, Inc. (OTC:WHEN). Pursuant to the terms of the Term Sheet, the Company will acquire 75% of the shares of WHEN in exchange for the issuance to UCG of that number of shares of the Company which will represent 50% of the issued and outstanding shares of the Company on a fully diluted basis. It is contemplated that within the following 45 days, the parties will complete their due diligence processes and execute definitive agreements incorporating the terms of the Term Sheet. The share exchange is contingent on obtaining the approval of Nasdaq and the shareholders of the Company to the contemplated transaction, the filing with the Securities and Exchange Commission of a registration statement on Form S-4, an independent third-party appraisal of the value of the WHEN shares, the grant by the Nasdaq Stock Market of an extension at least through April 1, 2024 for the Company to comply with Nasdaq’s minimum stockholder equity requirements and other customary closing conditions. The parties agreed to use their best efforts to consummate the transaction as soon as practicable, but not later than December 15, 2023 unless extended in writing. Either party has the right to terminate to terminate the Term Sheet if the closing does not occur on or before said date or the parties are unable to enter into a definitive stock purchase agreement before expiration of the 45-day diligence period.

The Term Sheet further provides that each of Giora Rozensweig, the interim CEO of WHEN, George Baumeohl, a director of WHEN and a principal of UCG, Arik Maimon, CEO and President of the Company and Michael De Prado, the President of the Company, shall enter into stockholders agreement whereby the parties agree to certain matters relating to the management of the Company.

Upon the consummation of the share exchange contemplated by the Term Sheet, the board of directors of the Company shall be increased to nine members. UCG and the Company Shareholders will each designate two members, with the remaining five independent directors to be nominated by mutual agreement of UCG and the Company Shareholders.

The Term Sheet also contemplates that at the closing of the share exchange, the Company may enter into employment agreements with Giora Rozensweig, the interim CEO of WHEN, who shall be designated as co-Executive Chairman of the Company Board. The agreement will be on the same terms and conditions as the current Company’s Chairman and CEO, and/or co-CEO of the Company and an additional WHEN designated person shall serve in a senior capacity as an officer of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in subsequent reports filed pursuant to Section 13(a) of the Exchange Act.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”),Tel3, a business segment of the Company provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company also owns 50% of CUENTASMAX LLC which is a joint venture and installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

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

In April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenue between the Q1-Q2 periods in 2022 and 2023. In May 2023, The OLB Group (NASDAQ: OLB) (“OLB”) terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut Tri State area. On July 14, 2023, the Company entered into an agreement with OLB and Cuentas-SDI (the “OLB Agreement”) in which OLB agreed to cause Cuentas-SDI to enter into an agreement with the Company pursuant to which Cuentas-SDI would agree to pay the Company $228,752 to satisfy outstanding invoices and, subject to the Company’s receipt of the first $100,373, for the Company to restore the services it had previously provided Cuentas-SDI on a purchase or services order basis (the “Payment Agreement”). On July 14, 2023 the Company and Cuentas-SDI entered into the Payment Agreement pursuant to which Cuentas-SDI agreed to pay amounts due under the outstanding invoices in the amount of $228,752. To date, Cuentas-SDI has paid the Company $142,666. The balance is payable in four monthly installments of $21,333 commencing September 1, 2023.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the nine months ended September 30, 2023, totaled $1,000,000 compared to $2,207,000 for the nine months ended September 30, 2022. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to decreasing our sales with Cuentas SDI including online and other marketing initiatives, including but not limited to distribution agreements partially offset by increase in wholesale telecommunication services in the amount of $860,000 from our Bilateral Wholesale Carrier Agreement with Next Communications INC. a company controlled by Arik Maimon our Chairman of the Board and our CEO. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to reducing our cooperation with Cuentas SDI including online and other marketing initiatives. The decrease in our sales of telecommunications products is mainly due to reducing our activities in this segment. The Company has studied and evaluated its previous mobile phone offerings and has modified its mobile phone program to be aggressively priced within marketing standards that have been proven to be successful by other prepaid cellular carriers in the US. The Company has invested the past 12 months to re-organize its “Cuentas Mobile” prepaid cellular phone service offering, website and marketing strategy and is currently in the testing and provisioning phase. These efforts and testing are ongoing and should be fully implemented during the forth quarter of 2023, allowing the formal launch of the services. We expect to produce significant profit with Cuentas Mobile due to its low-cost pricing structure which has proven to be successful by other prepaid cellular phone carriers. Cuentas anticipates the real estate investments to produce direct and indirect profit streams as the projects come to completion and begin to produce rental revenue and the property values appreciate. This is not anticipated to happen until 2024, at the earliest.

Revenue by product for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 are as follows:

	Nine Months Ended
	September 30
	2023	2022
	Dollars in thousands
Telecommunications	$57	$484
Wholesale telecommunication services	860	-
Digital products and General Purpose Reloadable Cards	83	1,723
Total revenue	$1,000	$2,207

Costs of Revenue and Gross profit

Cost of revenues during the nine months ended September 30, 2023 totaled $1,247,000 compared to $1,902,000 for the nine months ended September 30, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $1,023,000 during the nine months ended September 30, 2023 and $69,000 during the nine months ended September 30, 2022.

Cost of revenue also consists of costs related to the sale of the Company’s digital products and GPR Cards in the amount of $224,000 during the nine months ended September 30, 2023 and $958,000 during the nine months ended September 30, 2022.

Gross profit (loss) by product lines for nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended
	September 30
	2023	2022
	Dollars in thousands
Telecommunications	$(167)	$297
Wholesale telecommunication services	6	-
Digital products and General Purpose Reloadable Cards	(86)	8
Total Gross profit (loss)	$(247)	$305

Gross profit margin for the nine months ended September 30, 2023 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenue between the nine months ended September 30, 2022 as compare to the nine month period ended September 30, 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $3,587,000 during the nine months ended September 30, 2023, compared to $9,320,000 during the nine months ended September 30, 2022 representing a net decrease of $5,733,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Nine Months Ended
	September 30
	2023	2022
	Dollars in thousands
Officers compensation	$699	$1,170
Directors fees	267	192
Share-based compensation	290	1,548
Directors’ and officers’ insurance	-	448
Professional services	737	819
Maintenance and support services	120	700
Legal fees	302	339
Payments in accordance with the processing service agreement with Incomm	200	625
Selling and Marketing	278	1,306
Settlements	299	-
Other	307	815
Total Selling, General and Administrative Expenses	$3,499	$7,962

Selling, general and administrative expenses totaled $3,499,000 during the nine months ended September 30, 2023, a net decrease of $4,463,000, or 56% compared to $7,962,000 during the nine months ended September 30, 2022. The decrease in our Selling, general and administrative expenses during the nine months ended September 30, 2023 compare to the period of nine months ended September 30, 2022, is primarily attributable to the decrease in the amount of $471,000 in Officers compensation attributable to the departure of Jeffery Johnson in 2022 and the reduction in the number of the officers of the Company in 2023, decrease in the amount of $1,258,000 in Share-based compensation and shares issued for services expenses attributable to the decrease in the amount of our vested option in 2023 as opposed to 2022 partially mitigated by an increase in the number of shares that were issued for services and settlement, decrease in the amount of $580,000 in maintenance and support services that were provided by CIMA, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $425,000 decrease in Directors’ and officers’ insurance in the amount of $448,000 since the Company cancelled its policy during the fourth quarter of 2022 and a decrease in selling and marketing expenses of $1,028,000 since the Company reduced significantly its selling and marketing campaigns in 2023 due to its ineffectiveness and lack of resources, partially offset by increase of approximately $299,000 in our settlements expenses.

Amortization of Intangible assets

Amortization of Intangible assets totaled $13,000 during the nine months ended September 30, 2023 and $1,358,000 during the nine months ended September 30, 2022. The amortization expense of $1,350,000 during the nine months ended September 30, 2022, mainly stemmed from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. During the fourth quarter of 2022, the Company recorded an impairment charge for the remaining unamortized cost of $3,600,000.

Other Expenses

Other expenses totaled $511,000 during the nine months ended September 30, 2023, mainly due to an impairment loss of $537,000 which resulted from a decrease in cost of an investment in Cuentas SDI LLC.

Net Income (Loss)

We incurred a net loss of $4,294,000 for the nine-month period ended September 30, 2023, as compared to a net loss of 9,085,000 for the nine-month period ended September 30, 2022 mainly due to the decrease in selling and general administrative expenses as described above.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

Revenue

The Company generates revenues through the sale and distribution of prepaid telecom minutes, digital products, wholesale telecommunication services and other related telecom services. Revenues during the three months ended September 30, 2023, totaled $895,000 compared to $1,143,000 for the three months ended September 30, 2022. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to decreasing sales with Cuentas SDI including online and other marketing initiatives, including but not limited to distribution agreements partially offset by increase in wholesale telecommunication services in the amount of $860,000 from our Bilateral Wholesale Carrier Agreement with Next Communications Inc., a company controlled by Arik Maimon Company’s Chairman of the Board and CEO. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to reducing our cooperation with Cuentas SDI including online and other marketing initiatives. The decrease in our sales of telecommunications products is mainly due to reducing our activities in this segment.

Revenue by product for the three months ended September 30, 2023, and the three months ended September 30, 2022 are as follows:

	Three Months Ended
	September 30
	2023	2022
	Dollars in thousands
Telecommunications	$22	$166
Wholesale telecommunication services	860	-
Digital products and General Purpose Reloadable Cards	13	977
Total revenue	$895	$1,143

Costs of Revenue and Gross profit

Cost of revenues during the three months ended September 30, 2023 totaled $971,000 compared to $1,027,000 for the three months ended September 30, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $911,000 during the three months ended September 30, 2023 and $69,000 during the three months ended September 30, 2022.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $60,000 during the three months ended September 30, 2023 and $958,000 during the three months ended September 30, 2022.

Gross profit (loss) by product for the three months ended September 30, 2023, and the three months ended September 30, 2022 are as follows:

	Three Months Ended
	September 30
	2023	2022
	Dollars in thousands
Telecommunications	$(40)	$97
Wholesale telecommunication services	6	-
Digital products and General Purpose Reloadable Cards	(42)	19
Total Gross profit (loss)	$(76)	$116

Gross profit margin for the three months ended September 30, 2023 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in our revenue between the nine months period in 2022 and 2023. In May 2023, OLB terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $1,179,000 during the three months ended September 30, 2023, compared to $2,382,000 during the three months ended September 30, 2022 representing a net decrease of $1,203,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	September 30
	2023	2022
	Dollars in thousands
Officers compensation	$291	$404
Directors fees	163	68
Share-based compensation	3	344
Directors’ and officers’ insurance	-	132
Professional services	250	198
Legal fees	142	144
Payments in accordance with the processing service agreement with Incomm	75	250
Selling and Marketing	49	217
Other	124	172
Total Gross profit (loss)	$1,097	$1,929

Selling, general and administrative expenses totaled $1,097,000 during the three months ended September 30, 2023, a net decrease of $832,000, or 43% compared to $1,929,000 during the three months ended September 30, 2022. The decrease in our Selling, general and administrative expenses during the three months ended September 30, 2023 compare to the period of three months ended September 30, 2022, is primarily attributable to the decrease in the amount of $113,000 in Officers compensation attributable to the departure of Jeffery Johnson in 2022 and the reduction in the number of the officers of the Company in 2023, decrease in the amount of $341,000 in Share-based compensation and shares issued for services expenses attributable to the decrease in the amount of our vested option in 2023 as opposed to 2022, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $175,000, decrease in Directors’ and officers’ insurance in the amount of $132,000 since the Company cancelled its policy during the fourth quarter of 2022 and a decrease in selling and marketing expenses of $168,000 since the Company reduced significantly its selling and marketing campaigns in 2023 due to its ineffectiveness and lack of resources.

Amortization of Intangible Assets

Amortization of intangible assets totaled $7,000 during the three months ended September 30, 2023 and $453,000 during the three months ended September 30, 2022. The amortization expense of $453,000 during the three months ended September 30, 2022, mainly stemmed from amortization of the CIMA software license. The Company impaired the entire unamortized cost of the CIMA license on December 31, 2022.

Other Expenses

Other expenses totaled $2,000 during the three months ended September 30, 2023 as compared to other income of $1,000 during the three months ended September 30, 2022.

Net Income (Loss)

We incurred a net loss of $1,187,000 for the three-month period ended September 30, 2023, as compared to a net loss of 2,275,000 for the three-month period ended September 30, 2022 due to the decrease in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2023, the Company had total current assets of $2,105,000, including $1,057,000 of cash, accounts receivables of $860,000, related parties in the amount of $94,000 and other current assets of $94,000 and total current liabilities of $3,186,000 creating a working capital deficit of $1,081,000.

As of December 31, 2022, the Company had total current assets of $689,000, including $466,000 of cash, accounts receivables of $209,000, and other current assets of $14,000. As of December 31, 2022, the Company had total current liabilities of $2,134,000 creating a negative working capital deficit of $1,445,000.

The decrease in our working capital deficit was mainly due the increase in our Cash and Cash equivalents from financing activities in the amount of $6,030,000 due to the sale of our shares partially mitigated by our negative cash flow from operations activities in the amount of in the amount of $3,201,000 and negative cash flow from investment activities in the amount of $2,238,000 which included investment in Brooksville Development Partners, LLC in the amount of $2,065,000, investment in Cuentas Max, LLC in the amount of $20,000, and purchasing roof.com domain in the amount of $153,000.

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

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2023, resulted in net cash used of $3,201,000. Net cash used in operating activities consisted of a net loss of $4,369,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $290,000 and impairment loss due to decrease in cost of an investment in a non-consolidated entity in the amount of $537,000, Changes in operating assets and liabilities utilized cash of $219,000, resulting mainly from an increase in related parties of $127,000.

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

Cash Flows – Investing Activities

The Company’s investment activities for the nine months ended September 30, 2023 resulted in net cash used of $2,238,000 due to the Company’s investment in Brooksville Development Partners, LLC. in the amount of $2,065,000 , investment in the amount of $20,000 in Cuentas Max LLC and investment in the amount of $153,000 in the roof.com domain

Cash Flows – Financing Activities

The Company’s financing activities for the nine months ended September 30, 2023, resulted in net cash received of $6,030,000 mainly consisting of $6,034,000 received from the sale of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2023, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of September 30, 2023, the company accrued $300 thousand due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. The parties reached a settlement that the Company will make the following installments in the amount of $630,000 to fully resolve the matter: $50,000 on or about June 1, $20,000 on or about July 1, and nine equal $15,000 monthly payments due the first of each month, then a final payment of $425,000 due May 1, 2024. As of September 30, 2023 the Company has paid $70,000 to the plaintiff under the above referenced settlement agreement.

On February 8, 2023, a former employee of the Company, filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation.. The Company and the employee are discussing a settlement agreement and estimates that the maximum amount the Company will be required to pay will not exceed $30.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and our Registration Statement on Form S-1 (File No. 333-273552) declared effective on August 9, 2023 (the “2023 Resale Registration Statement”) under the caption “Risk Factors,” which sections are incorporated by reference into this report. Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, the 2023 Resale Registration Statement, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in reports and other documents we file with the Securities and Exchange Commission before purchasing our securities.

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

On August 18, 2023, we received a deficiency letter from Nasdaq Regulation stating that based upon our Quarterly Report on Form 10-Q for the period ended June 30, 2023 which reported shareholders’ equity of $1,471,000, we were not in compliance with Nasdaq Marketplace Rule 5550(b)(1) which requires us to maintain shareholders’ equity of not less than $2,500,000 for continued listing on The Nasdaq Capital Market (the “Minimum Shareholders’ Equity Requirement”). Under Nasdaq Rules the Company had until October 2, 2023 to submit a plan to regain compliance.

On October 3 2023, the Company received a Staff Determination Letter from Nasdaq Regulation stating that due to the Company’s failure by October 2, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1), the Minimum Shareholders’ Equity Requirement, the Company would be subject to delisting unless it timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company filed a request for a hearing before the Panel which has been scheduled to be held on December 7, 2023. The hearing request will stay any suspension or delisting action through the hearing and the expiration of any additional extension granted by the Panel following the hearing. In that regard, pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant the Company an extension not to exceed April 1, 2024. Notwithstanding, there can be no assurance that the Panel will grant the Company an extension or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported in the Company’s reports filed pursuant to Section 13(a) of the Exchange Act, there were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

None

ITEM 6. EXHIBITS

			Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Amended and Restated Articles of Incorporation, filed on August 21, 2020.		8-K		3.1	2020-08-21
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed on March 23, 2023.		8-K		3.1	2023-03-30
3.3	Amended and Restated Bylaws, dated August 21, 2020.		8-K		3.2	2020-08-21
4.1	Form of Inducement Warrant		8-K		4.1	2023-08-22
10.1	Form of Warrant Exercise and Inducement Warrant Letter dated August 21, 2023		8-K		10.1	2023-08-22
10.2	Employment Agreement, dated as of August 21, 2023, by and between Cuentas, Inc. and Shalom Arik Maimon		8-K		10.1	2023-08-22
10.3	Employment Agreement, dated as of August 21, 2023, by and between Cuentas, Inc. and Michael De Prado		8-K		10.2	2023-08-22
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: November 20, 2023	By:	/s/ Shalom Arik Maimon
Chief Executive Officer

	By:	/s/ Shlomo Zakai
Chief Financial Officer