Form 10-K
period 2023-12-31
Cuentas Inc.
filed 2024-04-15
CIK 1424657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-54923

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

Common Stock, $0.001 par value

Warrants

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

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was $5,240,809 based on 1,224,488 shares of common stock outstanding held by non-affiliates and a price of $4.28 per share, the closing sales price of the common stock on June 30, 2023, as reported by Nasdaq.

The number of shares of Common Stock, $0.001 par value, outstanding on March 29, 2024 was 2,730,058 shares.

i

SPECIAL NOTE

As used in this Annual Report on Form 10-K (the “Annual Report”), unless the context otherwise requires, the terms “the Company,” “Cuentas,” “we,” “us,” and “our” refer to Cuentas Inc., a Florida corporation.

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

These statements include, among other things, statements regarding:

●	our ability to implement our business plan;

●	our ability to attract key personnel;

●	our ability to operate profitably;

●	our ability to efficiently and effectively finance our operations;

●	our ability to raise additional financing for working capital;

●	our ability to efficiently manage our operations;

●	that our accounting policies and methods may require management to make estimates about matters that are inherently uncertain;

●	changes in the legal, regulatory and legislative environments in the markets in which we operate; and

●	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations.

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

ii

PART I

ITEM 1. BUSINESS

Our Business

Our business is mainly focused on using proprietary technologies to integrate FinTech (Financial Technology), e-finance and e-commerce services into solutions that deliver mobile financial services, prepaid debit and digital content services to the unbanked, under-banked and underserved populations nationally in the USA. The Cuentas technology platform integrates Cuentas Mobile, the Company’s Telecommunications solution, with its core financial services offerings to help entire communities enter the modern financial marketplace. Our General Purpose Reloadable (GPR) “Debit Card” is designed to allow customers to purchase prepaid products and services, including third party digital content, gift cards, remittances, mobile phone topups and other digital services. An agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, enables us to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO), Burger King, Cabela’s, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and other prepaid wireless carriers in the United States.

Since the first quarter of 2023, we have made two equity investments in real estate projects in Florida under the name Cuentas Casa. Cuentas Casa partners with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. Our goal is to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families. Our real estate investments are intended to broaden our reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow us to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the United States. We believe that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue. Due to liquidity issues impeding the operation and development of its core mobile fintech and carrier services, on April 3, 2024, the limited liability company in which Cuentas has a 63.9% equity interest (“Brooksville Development Partners, LLC” or “BDP”), entered into an agreement to sell the vacant land located in Brooksville, Florida (the “Brooksville Property”) for a purchase price of $7.2 million. The Brooksville Property was originally purchased by BDP on April 28, 2023 for $5.05 million, $2 million of which was contributed by Cuentas. Cuentas will use its pro rata portion of the net proceeds of the sale, estimated between $1.625 million and $1.9 million, as working capital and for other opportunities that may become available.

Our wholly-owned subsidiary, Meimoun and Mammon, LLC (“M&M”), provides wholesale and retail telecommunications services. Tel 3, a division of M&M, is a retail long distance calling platform which provides prepaid calling services to consumers directly and operates in a complimentary space as M&M. We also own 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

Efforts to Upgrade our Technology Platforms and Increase Sales of our Fintech Products and Services Through Cuentas-SDI and Introduction of New Fintech Solutions

In April 2023, CIMA Telecom, which provided maintenance and support services for our fintech mobile app technology platform, shut down access to the platform as we were transitioning to a new, improved platform. The Cuentas prepaid Mastercard platform has continued to be active and the associated prepaid fintech platform behind it has continued to function properly. Cuentas is working to integrate the fintech mobile app software with an industry-proven platform and expects to make an announcement in 2024-Q2 related to this development.

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

In May 2023, The OLB Group (NASDAQ: OLB) (“OLB”) terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and have re-opened the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri-state area.

A major factor that provides technical strength and reliability to Cuentas’ project is the fintech ecosystem that it had developed. The foundation of Cuentas’ ecosystem is the software developed for the fintech platform with mobile app, mobile wallet and associated integrations that Cuentas had developed, designed & implemented over the past 3 years. We believe that the upgraded, retooled & reengineered platform will prove to be a robust, reliable transactional, marketing, financial and predictive, Tier-1 transactional platform. Cuentas’ ecosystem currently integrates its prepaid platform via dedicated APIs with Sutton Bank (the issuing bank), IDology (AML & KYC) and InComm (Processor, Load Network & 3rd Party Digital Products). During the fourth quarter of 2022, the Company performed its annual impairment test for the impairment of those intangible assets. Based on the Company’s qualitative analysis, which considered the electronic products and General Purpose Reloadable Cards reporting unit results and additional business and industry specific considerations including the impact of the settlement agreement with CIMA Telecom, the Company performed a further revisions of the fair value of the acquired platforms. As a result of the factors discussed the Company recorded an impairment charge of $3.6 million whereas no amount was assigned to the acquired platforms on December 31, 2022.

Cuentas has agreed with Sutton Bank to wind down its relationship during 2024 and transition to a different US bank for issuance of its Prepaid Financial products. Cuentas is in the final stages of negotiation to determine the best banking partner for its future in the prepaid fintech marketplace.

Cuentas Prepaid Mastercard account holders may deposit funds to their account via (a) no-cost Direct Deposit, or (b) for a small charge, using InComm’s VanillaLoad network in over 200,000 locations at major retailers like Walmart, CVS, Walgreens, Dollar General, and more.

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

The Cuentas Prepaid Mastercard® - General-Purpose Reloadable (GPR) Card

The Cuentas Prepaid GPR Card allows each account holder to have a personalized Cuentas Mastercard® and will allow them to have an associated Cuentas Account with the Mobile App, Digital Wallet, Digital Store and Long Distance Telecom services included. It will act as a comprehensive banking solution which enables access to the U.S. financial system for those who are unbanked or underbanked, while also enabling greater functionality than a traditional bank account. The cardholders’ deposited funds are currently protected in an FDIC-insured bank account at Sutton Bank and should be protected likewise with the new issuing bank.

The Cuentas Business Model

The Cuentas business model contemplates multiple revenue sources, many of which are synergistic market segments and provide unified financial and social functionality to forgotten segments of society.

The Cuentas Mobile Wallet has several potential revenue streams. The Company expects to receive monthly maintenance fees, reload fees, ATM fees and commissions for products sold as well as interchange and network fees from Mastercard and the Pulse Network (see the "Cuentas Ecosystem”). Cuentas’ strategy is to provide excellent value to consumers while charging reasonable fees and commissions to produce profitability. Cuentas provides account recharge capabilities to account holders via the nationwide VanillaLoad network owned by InComm as it is available in many big box retailer chains such as Walmart, Walgreens, CVS, Dollar Store and others.

The Cuentas Digital Store will produce revenue each time that consumers purchase third party gift cards, digital access, mass transit tickets and mobile phone top-ups (U.S. and international). Additionally, International remittances provided by the industry-leader Western Union “by Cuentas” and International Bill Pay are anticipated to be available in Q3 2024. Both services should be major revenue driving factors for Cuentas as they provide reliable, low-cost solutions to our target audience.

Cuentas will offer rewards for free long distance calling to its account holders (“Cuentas Rewards”) who are given credits upon activation to be able to make real international calls to land lines or mobile phone worldwide, not like internet calling which can be unreliable and poor quality. We can expand the Rewards program to include other products and/or services in the future. Our target demographic uses both internet and prepaid calling services to communicate with family members around the U.S. and in their country. This added benefit is designed, at a very low cost, to provide extra benefits to our accountholders, which should help to maintain and solidify valuable relationships with them.

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

Cuentas does not charge Activation Fees to our account holders as we have identified this as an important issue to our target demographic. Cuentas sends a personalized Prepaid Mastercard® directly to each approved applicant in the US, and we only charge a fixed monthly fee, fifteen days after activation and every thirty days thereafter. In recognition of the limited financial resources of our target demographic, we strive to keep fees and costs reasonably low so potential customers will be able to justify and appreciate the benefits provided by the Cuentas Mobile App, Wallet and Prepaid Mastercard®.

The Cuentas Technology platform

Cuentas is engaged in negotiations with and expects to enter into a Management & Software Licensing Agreement with a major, field-proven fintech company with the goal of mutually integrating capabilities, features and expertise to enable both systems to take advantage of a symbiotic relationship so both organizations may grow. The integration of upgrades to Cuentas’ system will include advanced intelligence and predictive trending to improve security, identify successful marketing campaigns and provide data for future project development.

The current Cuentas ecosystem and platforms function seamlessly as before, and upgrades will be introduced after careful evaluation, review and multi-level testing.

Strategic Partners

Sutton Bank (“Sutton”)

Cuentas has a 5 year Prepaid Card Program Management Agreement with Sutton Bank as the issuer of the Cuentas Prepaid Mastercard® - Debit/GPR card which is effective through October 2026, but the parties have agreed to wind-down the Cuentas operation during 2024 as Cuentas transitions to a different US issuing bank. Sutton insures account holders’ funds through the FDIC and provides direct deposit capabilities, early pay functionality and account balance functionality for the Cuentas Prepaid Mastercard®. Cuentas pays Sutton monthly fees for their assistance with compliance and regulatory concerns. Sutton coordinates Know Your Client (“KYC”), Office of Foreign Asset Control (“OFAC”), Politically Exposed Persons (“PEP”) and Anti-Money Laundering (“AML”) compliance with Cuentas and IDology. Each applicant must have either a Social Security number or an ITIN. During the registration process, IDology compares each applicant’s personal information with known KYC, OFAC and PEP databases, and if required, can request certain forms of identification to confirm their identity. These forms of identification may include but are not limited to: Passport, Driver’s License, Matricula Consular and U.S. residency documentation. Only applicants that reach a certain score that is coordinated between Sutton and IDology, are approved to receive a Cuentas Prepaid Mastercard® associated with their Cuentas Mobile App and Wallet account.

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

Cuentas SDI, LLC

Cuentas SDI, LLC ( “Cuentas-SDI”) was incorporated in the State of Florida on January 4, 2022 and was a wholly owned subsidiary of SDI Black 011, Inc. (“SDI Black”). Cuentas-SDI is engaged in the business of electronic distribution and sales of virtual products via its Black 011 portal located at Yonkers, NY. Its electronic products range from prepaid wireless SIM activation, International mobile recharge services and international long distance phone services. During 2020, Cuentas-SDI also started sales of general merchandise to its retail reseller customers. Cuentas-SDI owns the assets of Black Wireless MVNO, Black 011 Long distance platform and operations and the SDI Black distribution platform and network of over 31,000 bodegas and convenience stores.

On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement with SDI Black, the holders of all the membership interests of SDI Black and Cuentas-SDI, for the acquisition of 19.99% of the membership interests of Cuentas-SDI in exchange for $750,000. Cuentas also had the right to close on the potential acquisition of the remaining 80.01% of the membership interests of Cuentas SDI within 60 days in exchange for a purchase price of an additional $2,459,000 which the Company did not exercise. As a result of an evaluation of the acquired interest during the second quarter of 2023, the Company recorded an impairment charge of $0.5 million.

The Company is working with a Vendor-Client relationship with Cuentas-SDI.

Cuentas Mobile

Cuentas Mobile is our Mobile Virtual Network Operator (“MVNO”) trade name, which provided Cuentas Mobile branded mobile phones along with attractively priced prepaid voice, text, and data mobile phone services to a limited customer base. Cuentas, through M&M is negotiating to sell mobile services as an MVNO through an operator on the largest 5G nationwide network from one of the top 3 mobile carriers. Cuentas Mobile will continue to operate a virtual telecommunications network providing mobile voice, text, and data services with essentially the same quality as other MVNOs such as Cricket, Boost, Simple, Ultra, Mint, and Lyca Mobile which have been successful at creating brands, without owning the towers, hardware or network. Cuentas is currently reactivating distribution through grass roots retailers that normally interact with Cuentas’ target audience, specifically offering low-cost mobile phone service with the ability to make international calls to specific Spanish speaking countries in Central and South America.

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

Our subsidiary M&M is subject to regulation by the FCC and other government agencies and task forces. M&M holds International and Domestic Section 214 licenses issued by the FCC, which may be suspended or revoked by the FCC if M&M does not strictly comply with all applicable regulations and the terms and conditions under which the International and Domestic Section 214 licenses were issued. M&M is also subject to certain foreign jurisdiction communications laws and regulations as it provides limited access to its prepaid calling platform internationally. We believe that we, including our subsidiaries, are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change. Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

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

Marketing strategies for customer acquisition have focused on key markets, targeted audiences, lifestyle fit, brand awareness, key metrics and go-to-market plans, especially where Hispanic & Latino groups are concentrated, such as Southern California, Texas, New York, Florida, Arizona and New Mexico. The marketing relationship with the indoor professional MASL (Major Arena Soccer League) soccer league for the 2022-2023 season introduced the Cuentas brand and services to sports fans throughout the 14 team cities, with additional reach through streaming of the pro soccer games through the Twitch streaming network. The demographics of soccer fans is directly in line with Cuentas’ target audience.

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, the Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, the Company and WaveMax formed CuentasMax LLC on Dec 8, 2021, a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in up to 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, could permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to the Company, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agreed to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of the Company and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by the Company, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of the Company and WaveMAX, with the initial officers to be determined. It is hoped that up to 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with the Company’s distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the net revenue of CUENTASMAX will be paid by CUENTASMAX on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMAX grants CUENTASMAX exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in the Company’s BODEGAS network throughout the United States. The parties have agreed to expand CUENTASMAX to other areas of the U.S. once the current deployment is in progress or has been completed. As of date, CuentasMax has installed 30 WiFi6 Access Points in New York City, Los Angeles, and Puerto Rico at different small businesses including Bodegas, restaurants, beauty salons and gas stations. CuentasMax also has pilot project agreements with the Bodega Association and Business Group in NYC, Benelisha Group in LA, and Top Gasoline Inc in Puerto Rico. As of December 31, 2023, the Company funded $20,000 in CUENTASMAX and recorded equity losses in the amount of $38,000.

Competition

Cuentas has strategically established its fee structure to be attractive to the unbanked, underbanked and undeserved population with no activation fee, no-cost direct deposit, no-cost Cuentas card to Cuentas card transfers, low cost for reloads, reasonable ATM fees and No dormancy fee.

This pricing strategy places Cuentas in an attractive, reasonably priced category which, coupled with the products and services it offers, enhances its competitiveness.

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

Cuentas is much smaller than its competitors in its e-commerce card operations, and faces competition in the prepaid financial services industry from competitors such as American Express, First Data, Total Systems Services, Green Dot, NetSpend, Money Network, Momentum, Blackhawk, Prepaid MasterCard, MasterCard RePower, PayPal, Apple Pay, Amex Serve, H&R Block Emerald, J.P. Morgan Chase. Cuentas also faces intense competition from existing players in the prepaid card industry.

Cuentas Mobile will face prepaid competitors including, without limitation, AT&T, Sprint, Viber, WhatsApp, Skype, MetroPCS, TracFone, Telcel, StraightTalk, Simple Mobile, Virgin Mobile, Boost, Net 10, IDT, and Boost. Cuentas Mobile plans to implement e-SIMS which will reduce the need for physical mobile phone SIMs that need to be shipped to consumers who want Cuentas Mobile service. There can be no assurance that the introduction of e-SIMS will be successful and generate significant revenue.

M&M faces competition from many strong and well-financed competitors, engaged in the retail termination of domestic and international long distance as well a mobile voice, text, and data services, including, IDT, NobelCom, Access Wireless, Boost Mobile, H2O mobile and Mint Mobile.

Investments in Real Estate Developments in Florida

Lakewood Village

On March 7, 2023 the Company acquired a six percent (6%) equity interest in Lakewood Village from Core Development Holdings Corporation (“Core”), pursuant to a Membership Interest Purchase Agreement (“MIPA”), in exchange for 295,282 shares of Common Stock, representing approximately19.99% of the then outstanding shares of Common Stock. Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. As a result of the transaction, the Company acquired $700,000 of equity in the Lakewood Manager. Lakewood Manager, an affiliate of RENCo USA, Inc. (“Renco”), is constructing the 4280 Lakewood Project with RENCO Structural Building System, a proprietary composite structural system distributed by Renco. Lakewood Village is the first sustainable rental housing project developed in the US using a patented MCFR Mineral Composite Fiber Reinforced Construction Technology that has been approved for hurricane-prone areas as such in Florida. The Lakewood Village project is an affordable multi-family real estate development located in Lake Worth, Palm Beach County, Florida, consisting of 96 apartments that have two and three bedrooms. An independent appraisal valued the project, once completed, at approximately $25 million, equating the Company’s equity position at approximately $1.5 million.

Supply Agreement with Renco USA

In March 2023, the Company entered a 10 year supply agreement with Renco to provide Renco’s patented building materials for new, sustainable rental housing projects. Renco’s patented MCFR (Mineral Composite Fiber Reinforced) Construction System provides cost efficiency, reduced build time, and sustainable benefits. Renco’s system is hurricane proof up to Category 5, which is a major benefit for developing housing projects in the South Florida market and other hurricane prone areas where we are planning to develop projects. Renco’s system is also earthquake resistant. Renco has the exclusive rights in the USA to the patented building process. The Renco Wall, Floor and Roofing System is a unique MCFR Building System that creates interlocking, fiber reinforced, composite building blocks and other construction related products that can be connected in an almost limitless variety of designs. Renco’s system can be used to create homes, apartment buildings, hotels, office buildings, warehouses, infrastructure products and more.

Operating Agreement with Brooksville Development Partners, LLC

On April 13, 2023, Cuentas entered into an Operating Agreement for Brooksville Development Partners, LLC (“BDP”), a limited liability company formed for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments in Brooksville, Florida. Cuentas has a 63.9% equity interest in BDP and two others own the remaining 36.1% equity interest in BDP. All real and personal property owned by BDP will be owned by BDP as an entity. One of the other members is the manager of the project.

On April 28, 2023, BDP acquired a 21.8 acre site for development of the Brooksville project for a purchase price of $5.05 million. The Company deposited as an initial capital contribution $2,000,000 into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the vacant land, together with a $3.05 million bank loan from Republic Bank of Chicago, which was amended and restated on January 27, 2024 for $3.055 million. BDP and ALF Trust u/a/d 09/28/2023 executed a $500,000 Loan Extension Agreement to ensure the promissory note necessary to fund the interest reserve and fees relating to the Loan Extension Agreement and the working capital needs of BDP. Cuentas contributed an additional $64,000 for further development of the Brooksville project on June 29, 2023 and has paid almost $65,000 for engineering expenses. BDP owns the vacant land (the “Brookville Property”), free and clear of any liens, claims and encumbrances with the sole exception being the Republic Bank loan.

On April 3, 2024 (the “Effective Date”), BDP entered into a purchase and sale agreement (the “Brooksville Sale Agreement”) with a purchaser for the Brooksville Property. The purchase price for the sale of the Brooksville Property is $7.2 million. The purchaser has deposited $75,000 with an escrow agent (the “Initial Escrow Deposit”), which is non-refundable after the end of a 60-day inspection period commencing on the Effective Date (the “Inspection Period”) during which the purchaser may terminate the agreement due to title defects or other issues identified in a title report or survey of the premises or the existence of monetary liens not remedied or removed by BDP at the request of purchaser. The closing is to occur within fifteen days following the end of the Inspection Period, or an additional 30 days thereafter if purchaser requests an extension and deposits an additional $25,000 with the escrow agent (the “Extension Deposit,” together with the Initial Escrow Deposit, the “Escrow Deposit”). The Escrow Deposit will be credited against the purchase price at closing. The closing is subject to certain conditions customary to closing for the sale of real property. There is no assurance that the Brooksville Property will be sold on the terms set forth in the Brooksville Sale Agreement, if at all.

Corporate Information

We were incorporated in the state of Florida on September 21, 2005. Our principal executive offices are located at 235 Lincoln Rd., Suite 210, Miami Beach, Florida 33139, and our telephone number is (800) 611-3622. Our corporate website address is www.cuentas.com. The information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

2023 Equity Financings

On February 8, 2023, the Company sold an aggregate of (i) 163,344 shares of the Company’s common stock (“Common Stock”) and (ii) pre-funded warrants to purchase up to 128,031 shares of Common Stock (the “Pre-Funded Warrants” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrants, the “Pre-Funded Warrant Shares”) to Armistice Capital Master Fund Ltd., an institutional investor, in a registered direct offering (the “Registered Offering”), pursuant to a Securities Purchase Agreement dated February 6, 2023 (the “Purchase Agreement”). In a concurrent private placement, the Company sold to Armistice Capital Master Fund Ltd. warrants (the “Purchase Warrants”) to purchase 291,375 shares of Common Stock (the shares of Common Stock issuable upon exercise of the Purchase Warrants, the “Purchase Warrant Shares”). The combined purchase price per Share and Purchase Warrant was $17.16 and the combined purchase price per Pre-Funded Warrant and Purchase Warrant was $17.16.

The Pre-Funded Warrants were sold, in lieu of shares of Common Stock, to any Investor whose purchase of shares of Common Stock in the Registered Offering would otherwise result in such Investor, together with its affiliates and certain related parties, beneficially owning more than 4.99% (or, at such Investor’s option upon issuance, 9.99%) of the Company’s outstanding Common Stock immediately following the consummation of the Registered Offering. Each Pre-Funded Warrant represents the right to purchase one share of Common Stock at an exercise price of $0.0013 per share. Armistice Capital Master Fund Ltd. exercised 67,800 Pre-Funded Warrants on February 8, 2023 and the remaining 60,231 Pre-Funded Warrants on March 13, 2023.

The Purchase Warrants, which had an exercise price of $17.36 per share, were exercisable commencing on August 8, 2023 and expire on August 8, 2028. On August 24, 2023, the exercise price of the Purchase Warrants was reduced to $3.30 pursuant to the Inducement Letter, described below.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as exclusive placement agent for the offering pursuant to an engagement agreement between the Company and Wainwright dated as of December 13, 2022. As compensation for such placement agent services, the Company has agreed to pay Wainwright an aggregate cash fee equal to 7.0% of the gross proceeds received by the Company from the offering, plus a management fee equal to 1.0% of the gross proceeds received by the Company from the offerings, a non-accountable expense of $65,000 and $15,950 for clearing expenses. The Company also issued to designees of Wainwright warrants to purchase 20,396 shares of Common Stock (the “February PA Warrants” and the shares of Common Stock issuable upon exercise of the February PA Warrants, the “February PA Warrant Shares”). The February PA Warrants which have an exercise price of $23.17 per share, became exercisable on August 8, 2023 and will expire on February 6, 2028.

The net proceeds to the Company from the registered direct offering and concurrent private placement, after deducting the Placement Agent’s fees and expenses and the Company’s offering expenses was approximately $4.3 million.

Inducement Letter for the Exercise of the Existing Warrants in Consideration for the Issuance of the Inducement Warrant

On August 21, 2023, the Company offered to reduce the exercise price of warrants to purchase 616,303 shares of Common Stock held by Armistice Capital Master Fund Ltd. (the “Existing Warrants”), including warrants to purchase 324,928 shares of Common Stock that initially had an exercise price of $7.67 per share, issued on August 8, 2022, and warrants to purchase 291,375 shares of Common Stock that initially had an exercise price of $17.16 per share, issued on February 8, 2023, to $3.30 per share as an inducement to the exercise of the Existing Warrants, provided Armistice Capital Master Fund Ltd. agreed to exercise for cash the Existing Warrants in consideration for the Company’s agreement to issue a new warrant (the “Inducement Warrant”) to purchase 1,232,606 shares of Common Stock (the “Warrant Exercise and Inducement Transaction”). On August 24, 2023, Armistice Capital Master Fund Ltd. exercised the Existing Warrants and in consideration for such exercise the Company issued the Inducement Warrant to Armistice Capital Master Fund Ltd. The Inducement Warrant has an exercise price of $3.30 per share, subject to certain anti-dilution adjustments, and is exercisable until June 20, 2029.

Wainwright acted as the exclusive placement agent in connection with the Warrant Exercise and Inducement Transaction. The Company paid Wainwright a cash fee of $142,366 (7.0% of the gross proceeds received from the exercise of the Existing Warrants) as well as a management fee of $20,338 (1.0% of the gross proceeds from the exercise of the Existing Warrants). In addition, the Company paid Wainwright $65,000 for non-accountable expenses and $15,950 as a closing fee. The Company also issued to designees of Wainwright warrants (the “August 2023 PA Warrants”) to purchase up to 43,141 shares of Common Stock which have the same terms as the Inducement Warrant, except for an exercise price equal to $4.455 per share.

Reverse Stock Split

On March 24, 2023, the Company completed a 1-for 13 reverse stock split of its common stock. As a result of the reverse stock split, the following changes have occurred (i) every thirteen shares of common stock have been combined into one share of common stock; (ii) the number of shares of common stock underlying each common stock option or common stock warrant have been proportionately decreased on a 1-for-13 basis, and the exercise price of each such outstanding stock option and common warrant has been proportionately increased on a 1-for-13 basis. Accordingly, all option numbers, share numbers, warrant numbers, share prices, warrant prices, exercise prices and losses per share have been adjusted within these consolidated financial statements, on a retroactive basis, to reflect this 1-for-13 reverse stock split. The reverse split was effected to cure a failure to comply with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing.

Nasdaq Delisting

At the opening of business on December 20, 2023, trading in the Common Stock and publicly-traded warrants was suspended and subsequently the Common Stock and publicly-traded warrants were delisted from Nasdaq for the Company’s failure to comply with Nasdaq Marketplace Rule 5550(b)(1) which requires the Company to maintain shareholders’ equity of not less than $2,500,000 for continued listing on The Nasdaq Capital Market.

The Company’s Common Stock and publicly-traded warrants began trading on the Pink Current Information tier of the over-the-counter market operated by OTC Markets Group effective with the open of business on December 20, 2023, under its trading symbol: CUEN and CUENW, respectively.

Employees

As of March 31, 2024, our management team consisted of the Chief Executive Officer, President, and Chief Financial Officer. We have an additional three full-time employees: our Compliance Officer, IT Director, and Executive Assistant. For more information relating to the employment agreements, please see the section below entitled Item 11. “Executive Compensation.”

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should carefully consider the risks described below together with all of the other information in this report, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of the described risks occur, our business, financial condition or results of operations could be materially harmed. In such case, the value of our securities could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also adversely affect us. There also may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our future results.

Risks Related to Our Financial Position and Need for Additional Capital

We will require additional funding to progress our business. Such financing may only be available on disadvantageous terms, or may not be available at all. Any new equity financing could have a substantial dilutive effect on our existing stockholders.

At December 31, 2023, we had cash and cash equivalents of approximately $205,000, a working capital deficit of approximately $3,000,000 and an accumulated deficit of approximately $55,000,000. Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Accordingly, we will be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

As a result of our current lack of financial liquidity, there is substantial doubt regarding our ability to continue as a “going concern,” within one year from the issuance date of our financial statements.

As a result of our current lack of financial liquidity, our auditors’ report for our 2023 consolidated financial statements contains a statement concerning substantial doubt regarding our ability to continue as a going concern. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

Our continuation as a going concern is dependent upon, among other things, achieving positive cash flow from operations and, if necessary, augmenting such cash flow using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and therefore may be unable to continue as a going concern.

Our ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as we will need to finance future activities.

No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, if needed, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities and future reports on our financial statements may also include an explanatory paragraph with respect to our ability to continue as a going concern.

Risks Related to Our Company

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

We have incurred substantial losses from operations to date and we may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders.

We have incurred substantial losses from operations to date and may never achieve profitability from operations. Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability on a quarterly or annual basis in the future. There can be no assurance that future operations will be profitable or that we will be able to make or sustain distributions to our shareholders from cash from operations. Revenues and profits, if any, will depend upon various factors, including whether we will be able to successfully implement our business plan and operating strategy. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. In addition, an inability to achieve profitability could have a detrimental effect on the market value of our Common Stock.

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

We have identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, and in our quarterly report for the period ended September 30, 2023 we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2023 or September 30, 2023. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are:

●	Lack of appropriate segregation of duties;

●	Lack of information technology (“IT”) controls over revenue;

●	Lack of adequate review of internal controls to ascertain effectiveness; and

●	Lack of control procedures that include multiple levels of supervision and review.

The Company is committed to remediating its material weaknesses as promptly as possible. Implementation of the Company’s remediation plans has commenced and is being overseen by the board. However, there can be no assurance as to when these material weaknesses will be remediated or that additional material weaknesses will not arise in the future. Even effective internal control can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Any failure to remediate the material weaknesses, or the development of new material weaknesses in our internal control over financial reporting, could result in material misstatements in our financial statements, which in turn could have a material adverse effect on our financial condition and the trading price of our Common Stock and we could fail to meet our financial reporting obligations. We have identified weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If not remediated, our failure to establish and maintain effective disclosure controls and procedures and internal control over financial reporting could result in material misstatements in our financial statements and a failure to meet our reporting and financial obligations, each of which could have a material adverse effect on our financial condition and the trading price of our Common Stock.

We are involved in various litigation matters that are expensive and time consuming, and, if resolved adversely, could harm our business, financial condition, or results of operations.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or we may decide to settle lawsuits on similarly unfavorable terms. Any such negative outcome could result in payments of substantial monetary damages or fines, or changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. See Item 3. “Legal Proceedings” for a description of certain litigation involving the Company.

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

We own equity interests in certain real estate development projects in Florida. The success of those projects will depends upon ability of the real estate developers, contractors, property managers and operators to develop, construct, manage and operate those projects and certain factors beyond our control, including occupancy and rental rates, economic conditions in the areas where the properties are located as well as changes in population, employment and household earnings and expenses, the condition of the financial and real estate markets and the economy, in general, the ability of developers to identify attractive acquisition opportunities consistent with our investment strategy and to obtain financing, inflation, interest rates levels and volatility, title litigation, litigation with guests, legal compliance, real estate taxes, HOA fees and insurance; and our ability to obtain financing to invest in projects on terms acceptable to us.

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

We are subject to Federal Regulation.

At the federal level, Congress and federal regulatory agencies have enacted and implemented new laws and regulations that affect the prepaid industry, such the CARD Act and FinCEN’s Prepaid Access Rule. Moreover, there are currently proposals before Congress that could further substantially change the way banks, including prepaid card issuing banks and other financial services companies, are regulated and are permitted to offer their products to consumers [Matthew – any update]. Non-bank financial services companies, including money transmitters and prepaid access providers, are now regulated at the federal level by the Consumer Financial Protection Bureau (the “CFPB”), which began operations in July 2011, bringing additional uncertainty to the regulatory system and its impact on our business. We are increasingly facing more stringent anti-money laundering rules and regulations, compliance with which may increase our costs of operation, decrease our operating revenues and disrupt our business. Abuse of our prepaid products for purposes of financing sanctioned countries, terrorist funding, bribery or corruption could cause reputational or other harm that could have a material adverse effect on our business, results of operations and financial condition. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition. Failure by us to comply with federal banking regulation may subject us to fines and penalties and our relationships with our issuing banks may be harmed.

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

Cuentas is much smaller than its competitors in its credit card operations and faces competition in the prepaid financial services industry from competitors such as American Express, First Data, Total Systems Services, Green Dot, NetSpend, Money Network, Momentum, Blackhawk, Prepaid MasterCard, MasterCard RePower, PayPal, Apple Pay, Amex Serve, H&R Block Emerald and J.P. Morgan Chase. Cuentas also faces intense competition from existing players in the prepaid card industry.

Cuentas Mobile faces prepaid competitors includingAT&T, Sprint, Viber, WhatsApp, Skype, MetroPCS, TracFone, Telcel, StraightTalk, Simple Mobile, Virgin Mobile, Boost, Net 10, IDT and Boost.

M&M faces competition from many strong and well-financed competitors, engaged in the retail termination of domestic and international long distance as well a mobile voice, text, and data services, including IDT, NobelCom, Access Wireless, Boost Mobile, H2O mobile and Mint Mobile.

Cuentas Mobile will be dependent on the performance of third-party network operators.

MVNO operators, including Cuentas Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Cuentas Mobile commenced selling mobile services at [_] as an MVNO that operates on the largest 5G nationwide network from one of the top 3 mobile carriers and is dependent on the performance of its underlying provider and its network.

To compete effectively, Cuentas needs to improve its offerings continuously.

Cuentas plans to begin operations shortly and expects to be substantially smaller than its competitors. As a result, to compete effectively, Cuentas needs to improve its offerings rapidly and continuously.

Cuentas may be unable to attract and retain users.

Cuentas has an operating history in the e-commerce card business of almost three years. If Cuentas cannot increase the number of cardholders using its Cuentas Mastercard and retain its existing cardholders, this will significantly adversely affect Cuentas’ operating results, revenues, financial condition, and ability to remain in business.

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

Increased attention to environmental, social, and governance (“ESG”) matters and conservation measures may adversely impact our business or that of our manufacturers.

Public companies are facing increasing scrutiny related to ESG practices and disclosures from certain investors, capital providers, shareholder advocacy groups, other market participants, and other stakeholder groups. For example, certain institutional and individual investors have requested various ESG-related information and disclosures as they increasingly incorporate ESG criteria in making investment and voting decisions. With this increased focus, public reporting regarding ESG practices is becoming more broadly expected. Such increased scrutiny may result in increased costs, enhanced compliance or disclosure obligations, or other adverse impacts on our business, financial condition or results of operations. If our ESG practices and reporting do not meet investor or other stakeholder expectations, which continue to evolve, we may be subject to investor or regulator engagement regarding such matters.

In addition, new sustainability rules and regulations have been adopted and may continue to be introduced in various states and other jurisdictions. For example, in June 2022, the SEC published a proposed climate disclosure rule, subject to which we would be required to disclose certain climate-related information such as governance of climate-related risks and relevant risk management processes that could affect us, a climate related financial statements matrix and more. While the proposed rule has yet to be finalized and we cannot predict the ultimate scope and impact this will have on our business, if finalized, it would likely result in additional legal, accounting and financial compliance and increased general and administrative expenses. Moreover, this could result in increased management time and attention to ensure we are compliant with the regulations and expectations. Our failure to comply with any applicable rules or regulations could lead to penalties and adversely impact our reputation, access to capital and employee retention. Such ESG matters may also impact third parties on which we rely, which may augment or cause additional impacts on our business, financial condition, or results of operations.

Risks Related to an Investment in Our Securities

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

Our shares are subject to the penny stock rules, which make it more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. As long as the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their shares.

We do not expect to pay dividends for the foreseeable future.

We do not expect to pay dividends on our Common Stock for the foreseeable future. Accordingly, any potential investor who anticipates the need for current dividends should not purchase our securities.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our Board and management recognize the critical importance of maintaining the trust and confidence of our customers, clients, business partners and employees.

In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Our cybersecurity risk management efforts include:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;

●	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents; and

●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk oversight function. The board of directors oversees management’s implementation of our cybersecurity risk management program.

Our management team, including our CEO, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

To date, we have not experienced any cybersecurity incidents that materially affected our business strategy, results of operations or financial condition.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of December 31, 2023, the company accrued $300,000 due to this matter.

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. The parties reached a settlement that the Company will make the following installments in the amount of $630,000 to fully resolve the matter: $50,000 on or about June 1, $20,000 on or about July 1, and nine equal $15,000 monthly payments due the first of each month, then a final payment of $425,000 due May 1, 2024. As of December 31, 2023 the Company has paid $70,000 to the plaintiff under the above referenced settlement agreement.

On February 8, 2023, a former employee of the Company, filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation.. The Company and the employee are discussing a settlement agreement and estimates that the maximum amount the Company will be required to pay will not exceed $30,000.

ITEM 4. MINE SAFETY DISCLOSUES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

From February 2, 2021 to December 19, 2023, our common stock was traded on the Nasdaq Capital Market with the symbol CUEN and a class of our warrants was traded on the Nasdaq Capital Market with the symbol CUENW. Since December 20, 2023, our common stock and our class of publicly-traded warrants have been traded on the Pink Current Information tier of OTC Markets with the symbols CUEN and CUEN.W, respectively. As our shares are relatively thinly traded, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock. We cannot assure you that there will be a market for our common stock and our publicly-traded warrants in the future. We effected a 1-for-13 reverse stock split of our common stock on March 24, 2023. All share and per share information in this report gives effect to the reverse split.

Holders of Common Stock and Warrants

As of March 31, 2024, our shares of common stock were held by approximately 130 record holders and our publicly-traded warrants were held by approximately three record holders.

Dividends

We have never paid any cash dividends on our shares of common stock and we do not intend to declare and pay cash dividends on our shares of common stock in the foreseeable future.. We intend to reinvest any earnings for the development and expansion of our business. The payment of cash dividends on our shares of common stock is subject to the discretion of our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding;

●	covenants in any loan or other credit facilities we may enter into in the future; and

●	other factors, including any applicable laws.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2023 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	84,999	36.97	678,847
Equity compensation plans not approved by security holders		-	-
Total**	84,999	36.97	678,847

Stock Option Plans

The Company has two stock option plans, which are intended to provide incentives in the form of equity grants which will attract, retain and motivate highly competent persons as officers, employees and non-employee director, of, and consultants to, the Company and its subsidiaries and affiliates and to assist in further aligning the interests of the Company’s officers, employees and consultants to those of its other stockholders. The plans are administered by the Compensation Committee of the Board.

On June 17, 2021 the Board of the Company adopted the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”), which was approved by the Company’s shareholders at the Annual Meeting of Shareholders on December 15, 2021. The maximum number of shares authorized for issuance under the 2021 Plan is 242,308 shares (after giving effect to the reverse stock split effected in March 2023). See Note 7 to the Company’s financial statements for information concerning stock options granted pursuant to the 2021 Plan

On November 17, 2023 the Board of the Company adopted the Cuentas Inc. 2023 Share Incentive Plan (the “2023 Plan”). which was approved by the shareholders at the Annual Shareholders Meeting held on December 20, 2023. The maximum number of shares of stock authorized for issuance under the 2023 Plan is 1,000,000  shares, subject to annual increases on January 1 of each year beginning in 2025 and ending with a final increase on January 1, 2033 in an amount equal to 5% of the total number of shares of common stock outstanding on such date; provided, however, that the Committee may provide that there will be no January 1 increase in the number of shares which may be issued pursuant to the 2023 Plan for any such year or that the increase for any such year will be a smaller number of shares. On February 23, 2024, the Committee granted options to purchase a total of 520,000 shares, including options to purchase a total of 434,540 shares to non-employee directors and officers, exercisable at an exercise price of $0.32 per share.

Penny Stock Regulations

The SEC has regulations which generally define so-called “penny stocks” to be equity securities that have a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule required by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2023, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in Item 1A Business -- Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

OVERVIEW AND OUTLOOK

The Company mainly invests in financial technology and engages in use of certain licensed technology to provide innovative telecommunications, mobility, and remittance solutions to unserved, unbanked, and emerging markets. The Company uses proprietary technology and certain licensed technology to provide innovative telecommunications and telecommunications mobility and remittance solutions in emerging markets. The Company also offers wholesale telecommunications minutes and prepaid telecommunications minutes to consumers through the Tel3 division of its wholly-owned subsidiary, Meimoun and Mammon, LLC. The Company also owns 50% of CUENTASMAX LLC which is a joint venture and installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. We believe in providing simple, affordable, secure and reliable financial services and digital payments to help our customers achieve their financial goals. We strive to increase our relevance for consumers, and family to access and move their money anywhere in the world, anytime, on any platform and through any device (e.g., mobile, tablets, personal computers or wearables). We provide safer and simpler ways for businesses of all sizes to accept payments from merchant websites, mobile devices and applications, and at offline retail locations through a wide range of payment solutions. We also facilitate person to person payments through the Cuentas GPR Card.

Since the first quarter of 2023, the Company has made two equity investments in real estate projects in Florida. Cuentas partners with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. The Company’s goal is to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families.  The Company’s real estate investments are intended to broaden its reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow it to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent price hikes in Florida and other areas in the US. The Company believes that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable it to introduce them its fintech solutions and generate revenue.

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

On April 13, 2023, Cuentas entered into an Operating Agreement in Brooksville Development Partners, LLC (“BDP”), a limited liability company formed for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments in Brooksville, Florida. Cuentas has a 63.9% equity interest in BDP and two others own the remaining 36.1% equity interest in BDP. All real and personal property owned by BDP will be owned by BDP as an entity. One of the other members is the manager of the project.

On April 28, 2023, BDP acquired a 21.8 acre site (“Brooksville Property”) for development of the Brooksville project for a purchase price of $5.05 million. Cuentas had deposited as an initial capital contribution $2 million into a title insurance escrow account which was released from escrow by the Title Agent to fund the balance of the purchase price of the Brooksville Property, together with a $3.05 million bank loan from Republic Bank of Chicago, which was amended and restated on January 27, 2024 for $3.055 million. BDP and ALF Trust u/a/d 09/28/2023 executed a $500,000 Loan Extension Agreement to ensure the promissory note necessary to fund the interest reserve and fees relating to the Loan Extension Agreement and the working capital needs of BDP. Brooksville owns the Brooksville Property, free and clear of any liens, claims and encumbrances with the sole exception being the Republic Bank loan. Cuentas contributed an additional $64,000 for further development of the Brooksville project on June 29, 2023 and has paid almost $65,000 for engineering expenses.

In April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenue between the Q1-Q2 periods in 2022 and 2023. In May 2023, The OLB Group (NASDAQ: OLB) (“OLB”) terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut Tri State area. On July 14, 2023, the Company entered into an agreement with OLB and Cuentas-SDI (the “OLB Agreement”) in which OLB agreed to cause Cuentas-SDI to enter into an agreement with the Company pursuant to which Cuentas-SDI would agree to pay the Company $228,752 to satisfy outstanding invoices and, subject to the Company’s receipt of the first $100,373, for the Company to restore the services it had previously provided Cuentas-SDI on a purchase or services order basis (the “Payment Agreement”). On July 14, 2023 the Company and Cuentas-SDI entered into the Payment Agreement pursuant to which Cuentas-SDI agreed to pay amounts due under the outstanding invoices in the amount of $228,752. To date, Cuentas-SDI has paid the Company $142,666. The balance, which was payable in four monthly installments of $21,333 commencing September 1, 2023, has not been paid.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2023 to year ended December 31, 2022

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the year ended December 31, 2023, totaled $2,346,000 compared to $2,994,000 for the year ended December 31, 2022. The decrease in our sales of digital products and General-Purpose Reloadable Cards is mainly due to decreasing our sales with Cuentas SDI including online and other marketing initiatives, including but not limited to distribution agreements partially offset by increase in wholesale telecommunication services in the amount of $2,177,000 from our Bilateral Wholesale Carrier Agreement with Next Communications INC., a company controlled by Arik Maimon our Chairman of the Board and our CEO.

Revenue by product for 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Retail telecommunications	$78	$839
Wholesale telecommunication services	2,177	-
Digital products and General-Purpose ‘Reloadable Cards	91	2,155
Total revenue	$2,346	$2,994

Costs of Revenue and Gross profit

Cost of revenues during the year ended December 31, 2023 totaled $2,733,000 compared to $2,508,000 for the year ended December 31, 2022.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $2,170,000 during the year ended December 31, 2023 and $232,000 during the year ended December 31, 2022.

Cost of revenue also consists of costs related to the sale of the Company’s digital products and GPR Cards in the amount of $219,000 during the year ended December 31, 2023 and $2,276,000 during the year ended December 31, 2022. The costs related to the sale of the Company’s digital products and GPR Cards were composed mainly from the cost of the Digital products in the amount of $209,000 during the year ended December 31, 2023 as opposed to $2,087,000 during the year ended December 31, 2022.

Gross profit (loss) by product for 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
	(Dollars in thousands)
Telecommunications	$(265)	$607
Wholesale telecommunication services	6	-
Digital products and General Purpose Reloadable Cards	(128)	(121)
Total Gross profit	$(387)	$486

Gross profit margin for the year ended December 31, 2023 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenue year ended December 31, 2023 as compare to the year ended December 31, 2022. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Gross profit margin for the year ended December 31, 2022 was 16% consisting of 72% gross profit margin for the telecommunications segment and offset by a gross loss margin of 6% for the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards in 2022 stemmed from the lower margins of our digital products since these sales derived from the sale of digital products bears minimal gross margins.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses, impairments and amortization of Intangible assets as discussed below and totaled $5,722,000 during the year ended December 31, 2023, compared to $14,841,000 during the year ended December 31, 2022, representing a net decrease of $9,119,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Selling, General and Administrative Expenses:
Officers’ compensation	$981	$1,397
Performance bonuses	-	300
Directors fees	150	233
Share-based compensation	622	1,697
Directors’ and officers’ insurance	-	490
Professional services	968	661
maintenance and support services in accordance with the software maintenance agreement with CIMA	120	700
Legal fees	663	635
Payments in accordance with the processing service agreement with Incomm	350	860
Credit losses	-	157
Selling and Marketing	388	1,437
Settlements	300	-
Other	1,469	864
Total	$6,011	$9,431

Selling, general and administrative expenses totaled $6,011,000 during the year ended December 31, 2023, a net decrease of $3,420,000, or 36% compared to $9,431,000 during the year ended December 31, 2022. The decrease in our Selling, general and administrative expenses during the year ended December 31, 2023 compare to the year ended December 31, 2022, is primarily attributable to the decrease in the amount of $416,000 in officers compensation attributable to the departure of Jeffery Johnson in 2022 and the reduction in the number of the officers of the Company in 2023, decrease in the amount of $1,075,000 in Share-based compensation and shares issued for services expenses attributable to the decrease in the amount of our vested option in 2023 as opposed to 2022 partially mitigated by an increase in the number of shares that were issued for services and settlement, decrease in the amount of $580,000 in maintenance and support services that were provided by CIMA, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $510,000 decrease in Directors’ and officers’ insurance in the amount of $490,000 since the Company cancelled its policy during the fourth quarter of 2022 and a decrease in selling and marketing expenses of $1,049,000 since the Company reduced significantly its selling and marketing campaigns in 2023 due to its ineffectiveness and lack of resources, partially offset by increase of approximately $300,000 in our settlements expenses.

Amortization and impairment of Intangible assets

Amortization of Intangible assets totaled $11,000 during the year ended December 31, 2023 and $1,810,000 during the year ended December 31, 2022. The amortization expense of $1,810,000 during the year ended December 31, 2022, mainly stemmed from the one-time licensing fee in the amount of $9,000,000 that was paid in shares to Cima, on December 31, 2019. During the fourth quarter of 2022, the Company recorded an impairment charge for the remaining unamortized cost of $3,600,000.

Other Income ( Expenses )

Other income (expenses) totaled an income of $4,741,000 during the year ended December 31, 2023. Other income (expenses) are mainly comprised of Gain from Change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering as detailed in note 8 of the December 31, 2023 financial statements, partially offset by impairment loss of $441,000 which resulted from a decrease in cost of an investment in Cuentas SDI LLC.

During the year ended December 31, 2022, the Company recognized other expenses of $124,000 mainly due a write off a loan in the amount of $100,000 that was provided to Cuentas SDI LLC and was not repaid.

Net Loss

We incurred a net loss of $2,196,000 for the year ended December 31, 2023, as compared to a net loss of $14,531,000 for the year ended December 31, 2022, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2023, the Company had total current assets of $1,760,000, including $205,000 of cash, accounts receivables of $1,307,000, related parties in the amount of $172,000 and other current assets of $76,000. As of December 31, 2023, the Company had total current liabilities of $ 4,689,000 creating a negative working capital of $2,929,000.

As of December 31, 2022, the Company had total current assets of $689,000, including $466,000 of cash, accounts receivables of $209,000, and other current assets of $14,000. As of December 31, 2022, the Company had total current liabilities of $ 2,134,000 creating a negative working capital of $1,445,000.

Cash Flows – Operating Activities

The Company’s operating activities for the year ended December 31, 2023, resulted in net cash used of $4,193,000. Net cash used in operating activities consisted of a net loss of $2,196,000 and change in fair value of derivative warrants liability of $6,852,000, partially offset by non-cash expenses consisting of Issuance expenses and a day-one loss on derivative warrants liability of $3,127,000, share-based compensation of $622,000, and amortization of intangible assets of $11,000. Changes in operating assets and liabilities provided cash of $529,000, resulting mainly from a decrease in other accounts payables of $1,548,000 and increase in accounts payables offset by an increase of in related parties accounts receivables of $1,102,000 and an increase in other current assets of $87,000.

The Company’s operating activities for the year ended December 31, 2022, resulted in net cash used of $8,137,000. Net cash used in operating activities consisted of a net loss of $14,531,000 partially offset by non-cash expenses consisting of share-based compensation of $1,697,000, impairment of intangible assets of $3,600,000 and amortization of intangible assets of $1,810,000. Changes in operating assets and liabilities used cash of $777,000, resulting mainly from an increase of in accounts receivables of $431,000, decrease in other accounts payables of $712,000 and decrease of deferred revenue of $570,000 which was offset by an increase in accounts payables of $421,000 and increase in accrual for bonuses in the amount of $300,000.

Cash Flows – Investing Activities

The Company’s investment activities for the year ended December 31, 2023 resulted in net cash used of $2,098,000 due to the Company’s investment in Brooksville Development Partners, LLC. in the amount of $2,065,000, investment in the amount of $20,000 in Cuentas Max LLC and investment in the amount of $303,000 in the roof.com domain which was later sold for $301,000.

The Company’s investment activities for the year ended December 31, 2022, resulted in net cash used of $664,000 and net cash used of $87,000 for the same period in 2021. The increase was mainly due to the investment in Cuentas SDI LLC.

Cash Flows – Financing Activities

The Company’s financing activities for the year ended December 31, 2023, resulted in net cash received of $6,030,000 mainly consisting of $6,034,000 received from the sale of our common stock.

The Company’s financing activities for the year ended December 31, 2022, resulted in net cash in the amount of $2,660,000 mainly from the sale of our common stock.

The decrease in 2023 in our working capital was mainly attributable to the increase in Accounts Payables and Trade Payables in the amount of $ 1,815,000 and decrease in our Cash and Cash equivalents in the amount of $ 261,000, partially offset by increase in Accounts Receivables of $1,102,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products and General-Purpose Reloadable Cards will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products and General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Management has taken important steps to reduce the financial burn rate and has curtailed some ineffective marketing programs, concentrating on those programs that have been proven to produce good results. Reduction of some top-level personnel has brought savings to the company as current executives took over the vacant positions at no additional cost to the Company but offset by the bonuses. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. There can be no assurance, however, that the Company will be successful in raising additional capital or that the Company will have net income from operations to fund its business plan for the near future or long term. As of December 31, 2023, the Company had approximately $205,000 in cash and cash equivalents, approximately $2,929,000 in negative working capital and an accumulated deficit of approximately $54,946,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2023.

On April 3, 2024, BDP, in which Cuentas has a 63.9% equity interest, entered into an agreement to sell the Brooksville Property for a purchase price of $7.2 million. The sale, which is expected to close before the end of Q2 2024, is subject to certain conditions customary for similar real estate transactions. The purchaser has the right to terminate the agreement during an inspection period prior to June 3, 2024 due to title defects or other issues identified in a title report or survey of the premises or the existence of monetary liens not remedied or removed by BDP at the request of purchaser. There can be no assurance that the sale will be completed on the terms set forth in the agreement, if at all. Cuentas will use its pro rata portion of the net proceeds of the sale, estimated between $1.625 million and $1.9 million, as working capital and for other opportunities that may become available.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-31 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(b) Engagement of New Independent Registered Public Accounting Firm.

On February 16, 2023, the Audit Committee of the Board of Directors) of the Company approved the appointment of Yarel and Partner to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management of Cuentas Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At December 31, 2023, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2023, such disclosure controls and procedures were not effective. This was due to our limited resources and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses].”

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. These internal controls over financial reporting are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2023. This evaluation was based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2023.

Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023 our internal controls over financial reporting were not effective due to the following material weaknesses identified:

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

Implemented or Planned Remedial Actions in response to the Material Weaknesses

The deficiencies identified above are in large part due to our limited resources and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

We plan, if our available cash will increase, to seek to recruit individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. The rules of the SEC do not require an attestation of the Management’s report by our registered public accounting firm in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Arik Maimon	48	Chairman of the Board of Directors and CEO

Michael De Prado	54	Vice Chairman of the Board of Directors and President

Shlomo Zakai	53	CFO

Adiv Baruch	61	Director

Haim Yeffet	73	Director

Lexi Terrero	51	Director

Directors and Executive Officers

Arik Maimon, our Chairman, is a founder, the Chief Executive Officer and Chairman of the Board. Mr. Maimon served as the Company’s CEO from 2016 to February 2021 and as Interim CEO from February 2021 to August 2023. In addition to co-founding the Company, Mr. Maimon founded the Company’s subsidiaries Cuentas Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long-distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder, Chairman and Chief Executive Officer.

Michael A. De Prado is a founder, the President and Vice Chairman of the Board. Mr. De Prado also served as its President from 2016 to February 2021, and as Interim President from February 2021 to August 2023. Prior to founding the Company, Mr. De Prado spent 20 years in executive positions at various levels of responsibility in the banking, technology, and telecommunications industries. As President of Sales at telecommunications company Radiant/Ntera, Mr. De Prado grew Radiant/Ntera’s sales to more than $200 million in annual revenues. At theglobe.com, Mr. De Prado served as President, reporting directing to Michael S. Egan. Mr. De Prado serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder and President.

Shlomo Zakai has serves as our Chief Financial Officer since October 2023. Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Zakai has served as chief financial officer of UAS Drone Corp. (OTC: USDR) since May 2020, as the Chief Financial Officer of Save Foods, Inc. (SAFO:OTC) (August 2017 to December 2021), Sonovia Ltd. (NNTTF:OTC) (October 2014 to August 2020) and of Todos Medical Ltd. (TOMDF:OTC) (February 2017 till January 2018). Prior to that, Mr. Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel.

Adiv Baruch is a global leader anchors in the Israeli high-tech industry as well as the Chairman of Israeli Export and International cooperation Institute and several private and public companies. Mr. Baruch has over 28 years of experience in equity investment and operation management under distress. Mr. Baruch also serves as chairman of Jerusalem Technology Investments Ltd. He also currently serves as Chairman of Maayan Ventures, a platform for investments in innovative technology companies. Mr. Baruch has served as a director of the Bank of Jerusalem, and he served as CEO of BOS Better Online Solutions, which, under this leadership, grew into a highly successful company traded on Nasdaq under the symbol BOSC. Throughout his career, he has championed development and support of new talent in the high tech and entrepreneurial arenas. He is a Technion graduate and the Chairman of the Institute of Innovation and Technology of Israel. Mr. Baruch is qualified to serve as a director of the Company because of the perspective and experience he brings to our Board.

Lexi Terrero is a marketing and financial executive with over 15 years of experience in digital media, investor relations and private equity. Ms. Terrero is qualified to serve as a director of the Company because of her deep industry knowledge of marketing and business development, sales development, raising capital, finance, and operational management. She received a BS in Finance and an MBA in Interdisciplinary Business from St. John’s University in New York City.

Haim Yeffet has owned and managed 10 restaurants and served as the CEO of a public company. He is involved in his condo board at the Alexander in Miami Beach, and has served as the Vice President and as Secretary for the association for the last three years. Mr. Yeffet is qualified to serve as a director of the Company because of his business experience, including his experience as CEO of a public company.

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

Board Committees and Director Independence

Director Independence

Of our current directors, we have determined that Messrs. Baruch and Yeffet, as well as Ms. Terrero, are “independent” as defined by applicable rules and regulations. The Company is in the process to interviewing additional potential Independent Directors to fill additional board positions with goals of Gender, Age and Racial diversity as well as Cyber protection experience as indicated by the SEC to be important goals.

The following table sets forth certain information concerning the annual compensation of our independent directors during the last two fiscal years. Non-employee directors receive $50,000 per annum and the chairman of the Audit Committee and Compensation Committee receives an additional $16,000 per annum. The following table sets forth certain information concerning the annual compensation of our independent directors during the last two fiscal years.

Name and Principal Position	Year	(c) Fee	Bonus	Option Awards		share compensation	Nonqualified deferred compensation earnings	All Other Compensation	(Total Compensation
Adiv Baruch	2023	$67,000	$-		$-	$-	$-	$-	$67,000
	2022	$67,000	$-		$110,781	$-	$-	$-	$177,781

Haim Yeffet	2023	$45,192	$-		$-	$-	$-	$-	$45,192
	2022	$-	$-		$-	$-	$-	$-	$-

Lexi Terrero	2023	$50,000	$-		$9,100	$-	$-	$-	$59,100
	2022	$-	$-	$		$-	$-	$-	$-

Ms. Terrero was appointed a director on December 30, 2022 and Mr. Yeffet was appointed a director on February 2, 2023

Board Committees

Our Board of Directors has established two standing committees—Audit and Compensation. Each committee operates under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee composed of Mr. Baruch, Mr. Yeffet and Ms. Terrero, each of whom is an independent director as defined in accordance with section Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Mr. Baruch serves as chairman of the Audit Committee. The Board of Directors has determined that Mr. Baruch possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Compensation Committee

Our Board of Directors has a Compensation Committee composed of Messrs. Baruch and Yeffet, each of whom is independent in accordance with rules of Nasdaq. Mr. Baruch is the chairman of the Compensation Committee. Our Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter, which will be reviewed annually.

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

Code of Business Conduct and Ethics and Insider Trading Policy

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and an Insider Trading Policy. We will provide a copy of our Code of Business Conduct and Ethics to any person without charge, upon written request to our Compliance Officer, at Cuentas Inc., 235 Lincoln Road, Suite 210, Miami Beach, Florida, 33139.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. To the Company’s knowledge, based solely on its review of Forms 3 and 4 filed electronically with the SEC during the registrant’s most recent fiscal year, the Company believes that during its fiscal year ended December 31, 2023, all filing requirements applicable to the Reporting Persons were timely met, except that Messrs. Yeffet and Zakai failed to file Form 3s.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 235 Lincoln Rd., Suite 210, Miami Beach, FL 33139, Attention: Stockholder Communication. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the last two fiscal years certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers whose compensation was in excess of $100,000 during the year ended December 31, 2023.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2023	$295,000	$100,000	$162,265	$-	$-	$-	$557,265
Executive Chairman and Chief Executive Officer	2022	$295,000	$150,000	$257,895	$-	$-	$-	$702,895
Michael De Prado	2023	$275,000	$100,000	$167,797	$-	$-	$-	$542,797
Executive Vice Chairman and President	2022	$275,000	$150,000	$193,421	$-	$-	$-	$638,421
Ran Daniel	2023	$224,583	$-	$-	$-	$-	$-	$373,943
Former CFO	2022	$245,000	$-	$128,947	$-	$-	$-	$373,943

Mr. Daniel’s employment with the Company terminated on November 27, 2023, the date of the expiration of his employment agreement.

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

On August 21, 2023, the Company entered into an employment agreement with Arik Maimon pursuant to which Mr. Maimon agreed to serve as Executive Chairman and Chief Executive Officer of the Company (the “Maimon Employment Agreement”).

Additionally, on August 26, 2023, the Company entered into an employment agreement with Michael De Prado pursuant to which Mr. De Prado agreed to serve as Executive Vice Chairman and President of the Company (the “De Prado Employment Agreement”). the “Maimon Employment Agreement” and collectively with the De Prado Employment Agreement, the “2023 Compensation Agreements”). The term of each of these 2023 Compensation Agreements became effective as of August 21, 2023 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado (each such individual, an “Executive” and together, the “Executives”). Under the terms of the 2023 Compensation Agreements, the Executives 2023 Compensation Agreements are for a term of five years, subject to the early termination provisions, commencing August 21, 2023 (the “Effective Date”). The 2023 Compensation Agreements are subject to early termination upon Executives’s death, or by the Company for Cause, adjudicated incompetency or adjudicated bankruptcy, the date upon which the Company give the Executives notice of termination on account of Disability, and by the Executives in the event of an Adverse Change in Executive’s Employment Circumstances.

Pursuant to the terms of the Maimon Employment Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295,000) per year, subject to increase by the Company’s by Board of Directors upon the recommendation of the Compensation Committee of the Company’s Board of Directors. Mr. Maimon is also entitled to receive as compensation for past services to and to ensure his future services to the Company, subject to shareholder approval, 131,866 shares of the Company’s common stock to increase his ownership interest in the Company to 10.0% calculated on a fully diluted basis, 50% of which shares are to be issued by the Company as soon as practicable after shareholder approval has been obtained, with the remaining 50% of the shares to be issued equally at the end of each of the three calendar years following the Effective Date. The Maimon Employment Agreement provides that if Mr. Maimon’s 10% fully diluted equity interest in the Company is reduced upon issuance by the Company of additional shares, options, or warrants of any kind or nature, the Company shall issue to Mr. Maimon additional shares in number sufficient to preserve and maintain his 10% fully diluted equity interest in the Company, with such shares to be issued under the same terms set forth above. Mr. Maimon is also entitled to a monthly automobile allowance. Mr. Maimon is eligible to participate in such benefit plans as are, or from time-to-time may be, provided by the Company for its senior executive officers.

Pursuant to the terms of the De Prado Employment Agreement Mr. De Prado will receive an annual base salary of two hundred eight-five thousand dollars ($285,000) per year, subject to increase by the Company’s by Board of Directors upon the recommendation of the Compensation Committee of the Company’s Board of Directors. Mr. De Prado is also entitled to receive as compensation for past services to and to ensure his future services to the Company, subject to shareholder approval, 117,214 shares of the Company’s common stock to increase his ownership interest in the Company to 7.0% calculated on a fully diluted basis, 50% of which shares are to be issued by the Company as soon as practicable after shareholder approval has been obtained, with the remaining 50% of the shares to be issued equally at the end of each of the three calendar years following the Effective Date. The De Prado Employment Agreement provides that if Mr. De Prado’s 7% fully diluted equity interest in the Company is reduced upon issuance by the Company of additional shares, options, or warrants of any kind or nature, the Company shall issue to Mr. De Prado additional shares in number sufficient to preserve and maintain his 7% fully diluted equity interest in the Company, with such shares to be issued under the same terms set forth above. Mr. De Prado is entitled to a monthly automobile allowance of $2,000. Mr. De Prado is also eligible to participate in such benefit plans as are, or from time-to-time may be, provided by the Company for its senior executive officers.

The Executives are eligible to receive a discretionary annual performance-based payment of up to 100% of his base salary, which performance-based payment shall be determined by the Compensation Committee of the Board of Directors based on the Company’s performance as compared to the goals established by the Compensation Committee and the Company’s management, including the Annual Budget (as defined in the Maimon Employment Agreement), in consultation with the Executives. At the discretion of the Compensation Committee, this review may be performed each fiscal quarter but not less than semi-annually, and the Performance-Based Bonus awarded, if any, may be paid accordingly. The Performance-Based Bonus shall be prorated for any partial fiscal year in which the Executive was employed by the Company. Executives shall not be entitled to receive any portion of the Annual Incentive Bonus for any year in which his employment is terminated for Cause. Pursuant to the terms of the 2023 Compensation Agreements, The Bonus shall be prorated, based on each fiscal quarter of employment, for any partial fiscal year.

Notwithstanding the limitation on the payment in cash of the Performance-Based Bonus, the Compensation Committee based upon certain criteria specified in the 2023 Compensation Agreements may at its discretion award the Executives stock or stock options as an additional Performance-Based Bonus in addition to the cash component but only an annual basis and only for fiscal years in which the Company’s financial results substantially exceed the Annual Budget.

Employment Agreement with Mr. Daniel, our former Chief Financial Officer

On November 28, 2018, the Company entered into an Employment Agreement with Mr. Daniel for an initial term of five years, which renewed automatically for successive one-year periods unless either party provided ninety days’ prior notice of termination.. Pursuant to the terms of the Employment Agreement, among other things:

(1)	Mr. Daniel was entitled to receive a base salary of $162,500 per annum for the initial five year term. Furthermore, during the term of his Employment Mr. Daniel’s compensation would not be less than any other officer or employee of the Company or its subsidiary.

(2)	Mr. Daniel had the right, on the same basis as other senior executives of the Company, to participate in and to receive benefits under any of the Company’s employee benefit plans, as such plans may be modified from time to time.

(3)	Upon the up-listing of the Company’s shares of Common Stock to Nasdaq, Mr. Daniel was entitled to receive a $100,000 bonus.

(4)	Mr. Daniel agreed to a one-year non-competition agreement following the termination of his employment.

In accordance with the terms of his Employment Agreement, the Company notified Ran Daniel, that the Employment Agreement would not be renewed. Mr. Daniel’s employment with the Company terminated on November 27, 2023, the end of the term of his Employment Agreement.

Engagement of Shlomo Zakai, our CFO

Shlomo Zakai has served as our Chief Financial Officer since October 2023. Mr. Zakai is entitled to $10,000 per month for his services. Mr. Zakai provides the Company with accounting, financial and general business services and advice on current standard practices and trends in his area of expertise.

Clawback Policy

Our Board of Directors adopted a clawback policy covering our executive officers. An executive officer is our chief executive officer, president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for us.  As of the date of this annual report, our only executive officers are our Chairman of the Board and Chief Executive Officer, our Vice Chairman of the Board and President. and our Chief Financial Officer.  The clawback policy relates to incentive-based compensation, which is any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure.  The clawback policy covers the recovery of incentive-based compensation from an executive officer only in the event that we are required to prepare an accounting restatement due to the material noncompliance of our financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  Questions as to “materiality” will be made by the Compensation Committee in coordination with the Audit Committee.

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023.   Each of Arik Maimon, our Chairman of the Board and Chief Executive Officer, and Michael De Prado, our Vice Chairman of the Board and President, have an employment agreement which provides for incentive-based compensation during the term of their employment agreements with the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2023:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Shlomo Zakai	-	-	-	-	-	-	-	-	$-

Arik Maimon	15,385	-	-	$36.40	15,385 at November 2, 2031	-	-	-	$-

Michael De Prado	11,538	-	-	$36.40	11,538 at November 2, 2031			-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director of our Company, (iii) each of our executive officers, and (iv) our directors and executive officers as a group. There were 2,730,058 shares of our common stock outstanding as of March 29, 2024.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security which such person has the right to acquire sole or shared voting or investment power within sixty (60) days through the conversion or exercise of any convertible security, warrant, option, or other right. More than one (1) person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within sixty (60) days, by the sum of the number of shares outstanding as of such date including the number of such shares which such person has the right to acquire. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.

Unless otherwise indicated, the address of each shareholder is c/o our Company at our principal office address, 235 Lincoln Rd., Suite 210, Miami Beach, FL 33139.

Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Arik Maimon (1) Chief Executive Officer and Chairman	282,520	(1)	9.79%

Michael De Prado (2) President and Vice Chairman	183,498	(2)	6.43%

Adiv Baruch (3) Director	52,564	(3)	1.89%

Lexi Terrero (4) Director	47,692	(4)	1.72%

Haim Yeffet (5) Director	40,000	(5)	1.44%

Shlomo Zakai (5) Chief Financial Officer	40,000	(5)	1.44%

All Directors and Officers as a Group (6) persons)	646,274		20.29%

5% or More Shareholders

Alize Irrevocable Trust	195,420		7.16%

Dinar Zuz LLC (6)	207,924		7.62%

Core Development Holdings Corporation (7)	295,282		10.82%

Armistice Capital Master Fund Ltd.(8)	1,232,606	(8)	31.11	%(8)

(1)	Consists of (i) 127,072 shares, (ii) options to purchase 15,384 shares, exercisable until November 2, 2031 with an exercise price of $36.40 per share, and (iii) options to purchase 140,063 shares (of a total of 131,866 shares) exercisable within 60 days, exercisable until February 22, 2034 with an exercise price of $0.32 per share.

(2)	Consists of (i) 58,697 shares, (ii) options to purchase 11,538 shares, exercisable until November 2, 2031 with an exercise price of $36.40 per share, and (iii) options to purchase 113,263 shares (of a total of 117,214 shares), exercisable until February 22, 2034 with an exercise price of $0.32 per share.

(3)	Consists of (i) 4,872 shares, (ii) options to purchase 7,692 shares, exercisable until November 2, 2031 with an exercise price of $36.40 per share, and (iii) options to purchase 40,000 shares, exercisable until February 22, 2034 with an exercise price of $0.32 per share.

(4)	Consists of (i) options to purchase 7,692 shares, exercisable until November 2, 2031 with an exercise price of $36.40 per share, and (ii) options to purchase 40,000 shares, exercisable until February 22, 2034 with an exercise price of $0.32 per share.

(5)	Consists of options to purchase 40,000 shares, exercisable until February 22, 2034 with an exercise price of $0.32 per share.

(6)	Pursuant to a Schedule 13G filed by Dinar Zuz LLC (“Dinar”) with the SEC on March 5, 2020, Dinar is the beneficial owner of the shares reported therein, and Yochanon Bruk (also known as Jonathan Brook) is the sole manager of Dinar and exercises voting and investment power over the shares of Common Stock. As a result, Dinar and Yochanon Bruk may be deemed to have beneficial ownership (as determined under Section 13(d) of the Exchange Act) of the shares reported therein. Dinar’s address is 1898 NW 74th Ave. Pembroke Pines, FL 33024.

(7)	Core Development Holdings Corporation’s address is 1001 NW 163rd Drive, Miami, Florida 33169.

(8)	Consists of 1,232,606 issuable upon exercise of the Inducement Warrant, all of which are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The Inducement Warrant is subject to a 4.99% beneficial ownership limitation, which limitation prohibits the Master Fund from exercising any portion of the Inducement Warrant if, following such exercise, the Master Fund’s ownership of our shares of common stock would exceed the beneficial ownership limitation. The address of the Master Fund is c/o Armistice Capital, LLC, 510 Madison Avenue, Seventh Floor, New York, NY 10022.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, since January 1, 2023, there have been no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

During the third and fourth quarters of 2023, we made wholesale telecommunication revenues of $2,176,000 pursuant to a Bilateral Wholesale Carrier Agreement with Next Communications Inc., a company controlled by Arik Maimon our Chairman of the Board and our CEO. We realized a gross profit of approximately $6,000 after payment of expenses related to this transaction. We believe that the terms of this transaction were as favorable to us as could have been obtained from an unaffiliated third party.

Related Person Transaction Approval Policy

While we have no written policy regarding approval of transactions between us and a related person, our Board, as matter of appropriate corporate governance, reviews and approves all such transactions, to the extent required by applicable rules and regulations. Generally, management would present to the Board for approval at the next regularly scheduled Board meeting any related person transactions proposed to be entered into by us. The Board may approve the transaction if it is deemed to be in the best interests of our shareholders and the Company.

All future transactions between us and our officers, directors or five percent shareholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accounting Firm

Yarel + Partners, located in Tel Aviv, Israel, has served as the Company’s independent public accounting firm since 2023.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Yarel + Partners our independent registered public accounting firm, for fiscal years ended December 31, 2023 and 2022.

Services	2023	2022
Audit fees	$50,000	$55,000
Audit related fees	45,000	30,000
Tax fees	-	-
All other fees	-	-
Total fees	$95,000	$85,000

Our audit committee reviewed or ratified the engagement of the Company’s principal accountant and the fees disclosed above.

Board of Directors’ Pre-Approval Policies

Our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2023 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2023 fiscal year for filing with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

CUENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

CUENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cuentas, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of loss, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses since its inception, and has not yet generated sufficient revenues to support its operations. As of December 31, 2023, there is an accumulated deficit of approximately $55 million and a negative working capital of approximately $3 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Yarel + Partners

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

April 15, 2024

We have served as the Company’s auditor since 2023

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash and cash equivalents	$205	$466
Accounts Receivables – related parties	1,300	198
Accounts Receivables – others	7	11
Related parties receivables	172	-
Other current assets	76	14
Total Current Assets	1,760	689

Non-Current Assets
Property and equipment, net	13	6
Investment in unconsolidated entities	2,928	776
Intangible assets	19	28
Total Non-Current Assets	2,960	810

Total assets	$4,720	$1,499

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	$1,497	$1,231
Other accounts liabilities	2,230	681
Warrants liability, net	785	-
Deferred revenue	151	113
Notes and Loan payable	26	109
Total Current Liabilities	4,689	2,134

Non-Current Liabilities
Other long-term loans	101	89
Total Non-Current Liabilities	101	89

Total Liabilities	4,790	2,223

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 and 11,076,923 shares authorized as of December 31, 2023 and 2022, respectively; issued and outstanding 2,719,668 and 1,473,645 shares as of December 31, 2023 and 2022, respectively.	3	2
Additional paid-in capital	54,906	52,053
Treasury Stock	(33)	(29)
Accumulated deficit	(54,946)	(52,750)
Total Stockholders’ Deficit	(70)	(724)
Total Liabilities and Stockholders’ Deficit	$4,720	$1,499

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31,
	2023	2022

Revenues from related parties	$2,250	$2,052
Other revenues	96	942
Total revenues	2,346	2,994
Cost of revenues	(2,733)	(2,508)
Gross (loss) profit	(387)	486

Operating expenses
Amortization of Intangible assets, net	(11)	(1,810)
Impairment of Intangible Assets	-	(3,600)
Selling, General and administrative expenses	(6,011)	(9,431)
Total Operating expenses	(6,022)	(14,841)

Operating loss	(6,409)	(14,355)

Other expenses
Other expenses, net	(441)	(132)
Interest income	-	6
Gain from Change in fair value of derivative warrants liability, net	4,741	2
Total other income (expenses)	4,300	(124)

Net loss before equity losses	(2,109)	(14,479)

Equity losses in unconsolidated entities	(87)	(52)
Net loss	$(2,196)	$(14,531)

Loss per share (basic and diluted)	$(0.95)	$(11.81)

Basic and diluted weighted average number of shares of common stock outstanding	2,317,213	1,230,577

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2021	1,151,207	$2	$47,667	$-	$(38,219)	$9,450
Issuance of Shares of Common Stock for cash, net of issuance expenses (***)	324,928	*	2,689	-	-	2,689
Share based Compensation	-	-	1,587	-	-	1,587
Shares issued for services	7,693	*	110	-	-	110
Treasury Stock	(10,183)	*	-	(29)	-	(29)
Net loss for the year ended December 31, 2022	-	-	-	-	(14,531)	(14,531)
BALANCE AT DECEMBER 31, 2022	1,473,645	2	52,053	(29)	(52,750)	(724)
Issuance of Shares of Common Stock for cash, net of issuance expenses (****)	907,679	1	1,531	-	-	1,532
Share based Compensation	43,144	-	622	-	-	622
Issuance of Shares of Common Stock due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)	*	-	(4)	-	(4)
Reverse split	145	*	*	-	-	-
Net loss for the year ended December 31, 2023	-	-	-	-	(2,196)	(2,196)
BALANCE AT DECEMBER 31, 2023	2,719,668	$3	$54,906	$(33)	$(54,946)	$(70)

(*)	represents amount less than $1 thousand.
(**)	Adjusted to reflect one (1) for thirteen (13) reverse stock split in March 2023 (see note 1).
(***)	Issuance expenses totaled $312
(****)	Issuance expenses totaled $408

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,196)	$(14,531)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Stock based compensation and shares issued for services	622	1,697
Equity losses in non-consolidated entity	87	52
Interest	(70)	12
Loan to Cuentas SDI LLC that was not repaid	-	100
Credit losses	-	157
Change in fair value of derivative warrants liability	(6,852)	(3)
Issuance expenses and a day-one loss on derivative warrants liability	3,127	-
Impairment of investments in unconsolidated entities	545	-
Depreciation expense	4	3
Impairment of intangible assets	-	3,600
Amortization of intangible assets	11	1,810
Changes in Operating Assets and Liabilities:
(Increase) in accounts receivable – related parties	(1,102)	(588)
Decrease in accounts receivable – other	4	-
(Increase) decrease in other current assets	(87)	148
(Increase) in related parties, net	(172)	-
Increase in accounts payable	299	421
Increase (decrease) in other accounts liabilities	1,548	(445)
Increase (decrease) in deferred revenue	39	(570)
Net cash used in operating activities	(4,193)	(8,137)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	(2,085)	(657)
Purchase of equipment	(11)	(7)
Purchase of intangible asset	(303)	-
Proceeds from sale of intangible asset	301	-
Net cash used in investing activities	(2,098)	(664)

CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance expense	6,034	2,689
Treasury stock	(4)	(29)
Net cash provided by finance activities	6,030	2,660

(DECREASE) IN CASH AND CASH EQUIVALENTS	(261)	(6,141)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	466	6,607

CASH AND CASH EQUIVALENTS AT END OF YEAR	$205	$466

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

Non-cash investing and financing activities:
Investment in unconsolidated entity against accounts receivables	$-	$233
Issuance of Shares of common stock for investment in unconsolidated entity	$700	$-
Warrants liability converted into shares of common stock	$832	$-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) together with its subsidiaries, is mainly focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. During 2023-Q1, the Company initiated its first investment into the Real Estate market and, made its second, more significant investment in Real Estate in the second quarter of 2023. The Company derived its revenue from wholesale telecommunication services, GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services.   Additionally, the Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product.

The Company was incorporated under the laws of the State of Florida on September 21, 2005. Its subsidiary, Meimoun and Mammon, LLC (100% owned) (“M&M”), Tel3, a business segment of the Company, provides prepaid calling cards to consumers directly and operates in a complimentary space as Meimoun and Mammon, LLC. The Company invested $46, of which $20 were invested during 2023, for 50% of CUENTASMAX LLC which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

NASDAQ

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

On October 3 2023, the Company received a Staff Determination Letter from Nasdaq Regulation stating that due to the Company’s failure by October 2, 2023, to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1), the $2,500 stockholders’ equity requirement, the Company would be subject to delisting unless it timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”). The Company has requested a hearing before the Panel which was held on December 7, 2023.

On December 18, 2023, the Company received written notice from the Panel notifying the Company that the panel has determined to delist the Company’s shares and warrants from Nasdaq and that trading of its common stock and warrants will be suspended as of the opening of business on December 20, 2023. Company securities began trading on the Pink Current Information tier of the over-the-counter market operated by OTC Markets Group effective with the open of business on December 20, 2023, under its trading symbol: CUEN.

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

CUENTAS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(U.S. dollars in thousands)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS (continued)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2023, the Company had $205 in cash and cash equivalents, $2,929 in negative working capital, shareholder’s deficit of $70 and an accumulated deficit of $54,946. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. The Company, through M&M is negotiating to sell mobile services as a Mobile Virtual Network Operator (“MVNO”) through an operator on the largest 5G nationwide network and plans to offer low-cost mobile phone service with the ability to make international calls to specific Spanish speaking countries in Central and South America. In addition, as noted in note 14, on March 13, 2024, the Company approved the signing of a letter of intent to sell the “Brooksville Property” for gross proceeds of $7,200 (see note 14 for further information). These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

A.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to allowances for impairment of intangible assets, fair value of derivative warrants and fair value of stock-based compensation.

B.	Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

C.	Functional currency

The functional currency of the company and its subsidiaries is the U.S dollar.

D.	Cash and cash equivalents

The Company considers all short-term investments, which are highly liquid investments with original maturities of three months or less at the date of purchase, to be cash equivalents.

E.	Property, plant and equipment, net

1.	Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

2.	Rates of depreciation:

%

Computers	33

F.	Variable Interest Entities

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

G.	Impairment of Long-Lived Assets

The Company’s long-lived assets, such as property, plant and equipment and identifiable intangible assets, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment indicators which could trigger an impairment may include, among others, any significant changes in the manner of our use of the assets or the strategy of our overall business, certain reorganization initiatives, significant negative industry, or economic trends or when we conclude that it is more likely than not that an asset will be disposed of or sold. Long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. This measurement includes significant estimates and assumptions inherent in the estimate of the fair value of identifiable intangible assets. Newly acquired and recently impaired indefinite-lived assets are more vulnerable to impairment as the assets are recorded at fair value and are then subsequently measured at the lower of fair value or carrying value annually or when triggering events are present. As such, immediately after acquisition or impairment, even small declines in the outlook for these assets can negatively impact on our ability to recover the carrying value and can result in an impairment charge. The Company did not record impairment losses during the year ended December 31, 2023. The Company recorded impairment losses in the amount of $3,600 thousand during the year ended December 31, 2022.

H.	Investments in equity securities

The Company accounts for investments for which it does not have a controlling interest in accordance with ASC 323, Investments – Equity Method and Joint Ventures. The Company recognizes its pro-rata share of income and losses in the investment in “Loss from equity method investment” on the consolidated statement of operations and comprehensive loss, with a corresponding change to the investment in equity method investment in the consolidated balance sheet until such investment is reduced to zero.

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measure investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any. Gains and losses on these securities are recognized in other income and expenses.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

I.	Deferred Revenue

The Company records deferred revenue for any upfront payments received in advance of the Company’s performance obligations being satisfied. These contract liabilities consist principally of unearned new minutes fees. Changes in the deferred revenue balance are driven primarily by the number of new minutes fees recognized during the period, and the degree to which these reductions to the deferred revenue balance are offset by the deferral of new minutes fees associated with minutes sold during the period.

J.	Revenue Recognition

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Bonus minutes granted by the company to its customers are forfeited after twelve consecutive months of non-use at which point the Company recognizes revenue from the forfeiture of prepaid minutes.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (ASC 606), when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of ASC 606, the Company perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies its performance obligation. The Company apply the five-step model to contracts when it is probable that the Company will collect the consideration the Company are entitled to in exchange for the goods or services the Company transfer to the customer. At contract inception, once the contract is determined to be within the scope of this guidance, the Company assessed the goods or services promised within each contract and identify, as a performance obligation, and assess whether each promised good or service is distinct. The Company then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

K.	Business Segments

The Company operates in three-business segments: (i) telecommunications (ii) wholesale telecommunication services (iii) digital products and general purpose reloadable cards.

L.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents as well as certain other current assets that do not amount to a significant amount. Cash and cash equivalents, which are primarily held in Dollars, are deposited with major banks in the United States. Management believes that such financial institutions are financially sound and, accordingly, minimal credit risk exists with respect to these financial instruments. The Company does not have any significant off-balance-sheet concentration of credit risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

M.	Commitments and Contingencies

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

N.	Income Taxes

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

O.	Net Loss Per Basic and Diluted Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted average number of shares adjusted for any potentially dilutive debt or equity.

At December 31, 2023, potentially dilutive securities consisted of 1,523,561 shares of which 84,999 options to purchase of common stock at prices ranging from $36.40 to $67.93 per share and 1,438,850 warrants to purchase of common stock at prices ranging from $1.782 to $69.88 per share. The effects of these options and warrants been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2023.

At December 31, 2022, potentially dilutive securities consisted of 615,063 shares of which 128,477 options to purchase of common stock at prices ranging from $36.40 to $186.55 per share and 486,587 warrants to purchase of common stock at prices ranging from $7.67 to $260.00 per share. The effects of these options and warrants been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2022.

P.	Stock-Based Compensation

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

The Company recognizes compensation expenses for the value of non-employee awards based on the straight-line method over the requisite service period of each award The Company accounts for forfeitures as they occur.

The Company estimates the fair value of stock options granted as equity awards using a Black-Scholes options pricing model. The option-pricing model requires a number of assumptions, including the expected volatility, the expected life of the award, the risk-free interest rate and the expected dividend yield. Changes in the determination of each of the inputs can affect the fair value of the options granted and the results of operations of the Company.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Q.	Fair Value Measurements

Fair value of certain of the Company’s financial instruments including cash, accounts receivable, account payable, accrued expenses, notes payables, and other accrued liabilities approximate cost because of their short maturities. The Company measures and reports fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure” (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value investments.

Fair value, as defined in ASC 820, is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of an asset should reflect its highest and best use by market participants, principal (or most advantageous) markets, and an in-use or an in-exchange valuation premise. The fair value of a liability should reflect the risk of non-performance, which includes, among other things, the Company’s credit risk.

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

Fair value measurements are required to be disclosed by the Level within the fair value hierarchy in which the fair value measurements in their entirety fall. Fair value measurements using significant unobservable inputs (in Level 3 measurements) are subject to expanded disclosure requirements including a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following: total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings, and a description of where those gains or losses included in earning are reported in the statement of comprehensive loss.

R.	Allocation of proceeds and related issuance costs

When multiple instruments are issued in a single transaction (package issuance), the total net proceeds from the transaction are allocated among the individual freestanding instruments identified. The allocation occurs after identifying all the freestanding instruments and the subsequent measurement basis for those instruments.

Financial instruments that are required to be subsequently measured at fair value (i.e. derivative warrants liability and derivative liability related to bifurcated embedded conversion feature) are measured at fair value and the remaining consideration is allocated to other financial instruments that are not required to be subsequently measured at fair value (i.e. certain convertible bridge loans, warrants eligible for equity classification) and common stock, based on the relative fair value basis for such instruments.

The allocation of issuance costs to freestanding instruments was based on an approach that is consistent with the allocation of the proceeds, as described above.

Issuance costs allocated to the derivative warrant liability or bifurcated embedded conversion feature were immediately expensed, as discussed above. Issuance costs allocated to warrants stock classified as equity component were recorded as a reduction of additional paid-in capital. Issuance costs allocated to convertible bridge loan (or to the host component of convertible bridge loan if bifurcation was applied) are recorded as a discount of the host component and accreted over the contractual term of loans up to face value of such loans using the effective interest method.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

S.	Derivative Warrants Liability

The Company accounts for certain warrants to purchase Ordinary Shares in connection with certain transactions, held by investors, that include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash upon certain events, as current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company accounted for these warrants as a financial liability measured upon initial recognition and on subsequent periods at fair value by using the Black-Scholes Option Pricing Model.

Certain warrants that were granted by the Company in connection with certain transactions (see also Note 8) entitle the investors to exercise the warrants for a variable number of shares and/or for a variable exercise price and thus the fixed-for-fixed criteria is not met. Accordingly, the warrants were classified as a non-current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”). The Company accounted for these warrants as a financial derivative liability measured upon initial recognition and on subsequent periods at fair value by using the Black-Scholes Option Pricing Model.

The fair value of the aforesaid warrants derivative liability is estimated using the Black-Scholes Model which requires inputs such as the expected term of the warrants, share price volatility and risk-free interest rate. These assumptions are reviewed on a regular basis and changes in the estimated fair value of the outstanding warrants are recognized each reporting period as part of in the “Financing (income) expenses, net” line in operations in the accompanying consolidated statement of net loss, until such warrants are exercised or expired. When applicable, direct issuance expenses that were allocated to the above warrants were expensed as incurred.

T.	Recently Adopted Accounting Standards

From time to time, the Financial Accounting Standards Board (the “FASB”) or other standard-setting bodies issue accounting standards that are adopted by the Company as of the specified effective date.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments, which replaces the “incurred loss” credit losses framework with a new accounting standard that requires management’s measurement of the allowance for credit losses to be based on a broader range of reasonable and supportable information for lifetime credit loss estimates. This guidance is effective for fiscal years beginning after December 15, 2022, and the adoption of this standard in 2023 did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40); Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which addresses issues identified as a result of the complexities associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. This update addresses, among other things, the number of accounting models for convertible debt instruments and convertible preferred stock, targeted improvements to the disclosures for convertible instruments and earnings-per-share (“EPS”) guidance and amendments to the guidance for the derivatives scope exception for contracts in an entity’s own equity, as well as the related EPS guidance. This update applies to all entities that issue convertible instruments and/or contracts in an entity’s own equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2020-06 on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements and disclosures.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40); Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, a consensus of the FASB Emerging Issues Task Force (“ASU 2021-04”), which aims to clarify and reduce diversity in issuer's accounting for modifications or exchanges of freestanding equity-classified written call options that remain equity classified after modification or exchange. This update applies to all entities that issue freestanding written call options that are classified in equity. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. FASB specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. The adoption of ASU 2021-04 on January 1, 2022 did not have a material impact on the Company’s consolidated financial statements and disclosures.

U.	Recently Issued Accounting Standards Not Yet Effective

Improvements to Reportable Segment disclosures (Topic 280):

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses and segment-related data. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

Improvements to Income Tax Disclosure (Topic 740):

In December 2023, the FASB issued ASU No. 2023-09, Income Tax (Topic 740) - Improvements to Income Tax Disclosures which requires companies to break out their income tax expense, income tax rate reconciliation and income tax payments made in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents Company’s investments in unconsolidated entities as of December 31, 2023 and 2022:

	Holding	As of December 31,	As of December 31,
	%	2023	2022

Lakewood (a)	6%	$700	$-
Brooksville development (b)	63%	2,015	-
Cuentas Max LLC (c)	50%	-	26
Cuentas SDI (d)	19.99%	213	750
		$2,928	$776

(a)	On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core agreed to sell to the Company 6% of its interest in the Lakewood Manager to the Company in exchange for 295,282 shares of the Company’s common stock, representing 19.99% of the then outstanding shares of the Company’s common stock. The 6% equity in the Lakewood Manager was valued at approximately $700. The Company closed this transaction on or about March 9, 2023.

The company used the measurement alternative which provides an accounting framework for valuing an equity security investment in the absence of a readily determinable fair value. Accordingly, the investment was accounted for at a cost basis. The Company performed an impairment test in accordance with its internal procedures, no indicators triggered impairment.

(b)	On April 13, 2023, the Company signed an Operating Agreement to be a majority member in Brooksville Development Partners, LLC (“Brooksville”) with 2 minority members for the purpose of acquiring land for the development of a residential apartment community consisting of approximately 360 apartments. All real and personal property owned by Brooksville shall be owned by Brooksville as an entity, and neither the Members nor the Manager will have any ownership interest in such property. One of the minority members will be the manager of the project.

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

See note 14, Subsequent Events, for additional information.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 – INVESTMENTS IN UNCONSOLIDATED ENTITIES (continued)

(c)	On July 21, 2021, The Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, Cuentas and WaveMax are to form a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, or permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to Cuentas, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agrees to fund $120 (for a total of $240) initially upon execution of the Agreement. In addition, each of Cuentas and WaveMAX has agreed to fund an additional $127.5 over the succeeding five months, in each case, subject to approval of each party’s board of directors. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by Cuentas, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of Cuentas and WaveMAX, with the initial officers to be determined. The parties have agreed to expand CUENTASMAX to other areas of the US once the current deployment is in progress or has been completed. As of December 31,2023, the Company funded $100 in CUENTASMAX and recorded equity losses of $92 and impairment losses of $8.

(d)	On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750,000 in addition to a loan in the amount of $100,000 that was provided to Cuentas SDI, LLC for the marketing purposes. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI. During the year ended December 31, 2022, Cuentas SDI did not repay the loan to the Company and therefore that Company wrote off the entire loan.

On June 15, 2023, the OLB Group, Inc. entered into a Membership Interest Purchase Agreement dated as of June 15, 2023 with SDI Black 001, LLC whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC for a purchase price of $850. This purchase price resulted in an impairment loss of $537.

NOTE 4 – INTANGIBLE ASSETS

The following table presents the Company’s intangible assets as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
Asset	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
CIMA perpetual software license	$9,000	$9,000	-	$9,000	$9,000	-
Domain	47	28	19	47	19	28
Total	9,047	9,028	19	47	9,019	28

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements. Under the License Agreement Cima received a one-time licensing fee in the amount of $9,000 in the form of a convertible note that may be converted, at the option of Cima, into up to 25% of the total shares of Common Stock of the Company, par value $0.001 per share (the “Common Stock”) on a fully diluted basis as of December 31, 2019. On December 31, 2022 the Company recorded an impairment charge related to the acquired intangible assets that consisted of CIMA perpetual software license in the amount of $3,600. Such amount was recorded as part of the operating expenses.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 4 – INTANGIBLE ASSETS (continued)

On March 5, 2021, the Company purchased the domain www.cuentas.com in consideration of $47. The Company amortizes the intangible assets on a straight-line basis over its expected useful life of 60 months.

On May 18, 2023, the Company purchased the domain www.roofs.com in consideration of $303. On October 24, 2023 the Company entered into a sale agreement with a third party according to which, the Company sold its rights in the domain for $301.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives to their estimated residual values and reviewed periodically for impairment.

Amortization of intangible assets for each of the next five years and thereafter is expected to be as follows:

Asset	Amount
2024	$10
2025	9
Total	19

Amortization expense was $11 for the year ended December 31, 2023, and $1,810 for the year ended December 31, 2022, respectively. Amortization expense for each period is included in operating expenses.

NOTE 5 – OTHER ACCOUNT LIABILITIES

	December 31,
	2023	2022

Accrued expenses and other liabilities	$2,135	$309
Accrued salaries and directors’ fee	95	105
Accrued bonuses	-	267
	$2,230	$681

NOTE 6 – WARRANTS LIABILITY, NET

	December 31,
	2023	2022

Outstanding at January 1	$-	$-
Issued to investors	8,049	-
Issued to placement agents	420	-
Exercised	(832)	-
Changes in fair value	(6,852)	-
Outstanding at December 31	$785	$-

For additional information see Note 9 – Stockholders’ Equity.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – RELATED PARTY TRANSACTIONS

Employment agreements

On August 26, 2021, the Company and Arik Maimon entered into a Founder/Executive Chairman Compensation Agreement. Additionally, on August 26, 2021, the Company and Michael De Prado entered into a Founder/Executive Vice-Chairman Compensation Agreement (the “Compensation Agreements”). The term of each of these Compensation Agreements became effective as of August 26, 2021 and replaced any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado. Under the terms of the Compensation Agreements, the Executives agreed to be employed by the Company for an initial continuous twelve-month term beginning on the effective date of August 26, 2021, and ending on August 25, 2022. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Compensation Agreements; however, the Compensation Agreements, respectively, will not renew automatically if either the Company or the respective Executive provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of his Compensation Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295) per year, and pursuant to the terms of his Compensation Agreement, Mr. De Prado will receive an annual base salary of two hundred seventy-five thousand dollars ($275) per year, and each will be eligible for an annual incentive payment of up to one hundred percent (100%) of their respective base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with each Executive, respectively. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with the Executives’ entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Any such annual incentive shall be paid by the end of the second quarter following the calendar year to which each respective Executive’s performance relates. Pursuant to the terms of the Compensation Agreements, each of Mr. Maimon and Mr. De Prado has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In the event of a change in control of the Company, as defined under the terms of the Compensation Agreements, that takes place (i) during the term of the Compensation Agreement or (ii) prior to the date which is twenty-four (24) months from the effective date of the Compensation Agreements, if the Executive’s employment otherwise terminates prior to such date, each respective Executive shall be entitled to a bonus payment equal to two and one-half percent (2.5%) of the cash consideration received by the shareholders of the Company in the change in control transaction. On August 19, 2022, the Company’s Board of Directors approved a motion to appoint Arik Maimon as Interim CEO (in addition to his current position as Chairman of the Board) and Michael De Prado as Interim President (in addition to his current position as Vice Chairman of the Board). Both Arik Maimon and Michael De Prado agreed to assume these positions with no additional compensation.

On August 21, 2023, the Company entered into an employment agreement with Arik Maimon pursuant to which Mr. Maimon agreed to serve as Executive Chairman and Chief Executive Officer of the Company (the “Maimon Employment Agreement”).

The Maimon Employment Agreement is for a term of five years, subject to the early termination provisions of the Maimon Employment Agreement, commencing August 21, 2023 (the “Effective Date”) and replaces any prior arrangements or employment agreements between the Company and Mr. Maimon. The Maimon Employment Agreement is subject to early termination upon Mr. Maimon’s death, or by the Company for Cause, adjudicated incompetency or adjudicated bankruptcy, the date upon which the Company gives Mr. Maimon notice of termination on account of Disability, and by Mr. Maimon in the event of an Adverse Change in Executive’s Employment Circumstances.

Pursuant to the terms of the Maimon Employment Agreement, Mr. Maimon will receive an annual base salary of $295 per year, subject to increase by the Company’s Board of Directors upon the recommendation of the Compensation Committee of the Company’s Board of Directors.

Mr. Maimon is eligible to receive a discretionary annual performance-based payment of up to 100% of his base salary, which performance-based payment shall be determined by the Compensation Committee of the Board of Directors based on the Company’s performance as compared to the goals established by the Compensation Committee and the Company’s management, including the Annual Budget (as defined in the Maimon Employment Agreement), in consultation with Mr. Maimon. At the discretion of the Compensation Committee, this review may be performed each fiscal quarter but not less than semi-annually, and the Performance-Based Bonus awarded, if any, may be paid accordingly. The Performance-Based Bonus shall be prorated for any partial fiscal year in which the Executive was employed by the Company. Executive shall not be entitled to receive any portion of the Annual Incentive Bonus for any year in which his employment is terminated for Cause. Pursuant to the terms of the Maimon Employment Agreement, The Bonus shall be prorated, based on each fiscal quarter of employment, for any partial fiscal year.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Notwithstanding the limitation on the payment in cash of the Performance-Based Bonus, the Compensation Committee based upon certain criteria specified in the Maimon Employment Agreement may at its discretion award Mr. Maimon stock or stock options as an additional Performance-Based Bonus in addition to the cash component but only an annual basis and only for fiscal years in which the Company’s financial results substantially exceed the Annual Budget.

Mr. Maimon is also entitled to receive as compensation for past services and to ensure his future services to the Company, subject to shareholder approval, 131,866 shares of the Company’s common stock valued at $140, 50% of which shares are to be issued by the Company as soon as practicable after shareholder approval has been obtained, with the remaining 50% of the shares to be issued equally at the end of each of the three calendar years following the Effective Date. The Maimon Employment Agreement provides that if Mr. Maimon’s 10% fully diluted equity interest in the Company is reduced upon issuance by the Company of additional shares, options, or warrants of any kind or nature, the Company shall issue to Mr. Maimon additional shares in number sufficient to preserve and maintain his 10% fully diluted equity interest in the Company, with such shares to be issued under the same terms set forth above. As of December 31, 2023 Mr. Maimon was entitled to additional 148,259 shares of the Company’s common stock valued at $157, under the 10% equity interest preservation term provided in the Maimon Employment Agreement.

Mr. Maimon is also entitled to a monthly automobile allowance. Mr. Maimon is eligible to participate in such benefit plans as are, or from time-to-time may be, provided by the Company for its senior executive officers.

The Company will pay or reimburse Mr. Maimon for all reasonable business expenses incurred or paid by him in the performance of his duties and responsibilities for the Company, provided that any expense in excess of $10 must be preapproved by the Board and subject to any maximum limit and other restrictions on such expenses set by specified by the Company from time to time.

Mr. Maimon is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and ownership of works (e.g., inventions and discoveries created or developed during the course of Mr. Maimon’s employment are owned by the Company).

During the year ended December 31, 2023, the Company paid Mr. Maimon an annual performance bonus for the year 2022 of $100,000. As of the date of the approval of these financial statements, the Compensation Committee did not convene to approve bonuses for 2023, accordingly no bonuses were accrued or paid on behalf of 2023.

In addition, on August 21, 2023, the Company entered into an employment agreement with Michael De Prado pursuant to which Mr. De Prado agreed to serve as Executive Vice Chairman and President of the Company (the “De Prado Employment Agreement”). The De Prado Employment Agreement is for a term of five years, subject to the early termination provisions of the De Prado Employment Agreement, commencing August 21, 2023 (the “Effective Date”) and replaces any prior arrangements or employment agreements between the Company and Mr. De Prado.

The De Prado Employment Agreement is subject to early termination upon Mr. De Prado’s death, or by the Company for Cause, Mr. De Prado’s adjudicated incompetency or adjudicated bankruptcy, the date upon which the Company gives Mr. De Prado notice of termination on account of Disability, and by Mr. De Prado in the event of an Adverse Change in Executive’s Employment Circumstances. Pursuant to the terms of the De Prado Employment Agreement, Mr. De Prado will receive an annual base salary of $285 per year, subject to increase by the Company’s by Board of Directors upon the recommendation of the Compensation Committee of the Company’s Board of Directors.

Mr. De Prado is eligible to receive a discretionary annual performance-based payment of up to 100% of his base salary, which performance-based payment shall be determined by the Compensation Committee of the Board of Directors based on the Company’s performance as compared to the goals established by the Compensation Committee and the Company’s management, including the Annual Budget (as defined in the De Prado Employment Agreement), in consultation with Mr. De Prado. At the discretion of the Compensation Committee, this review may be performed each fiscal quarter but not less than semi-annually, and the Performance-Based Bonus awarded, if any, may be paid accordingly. The Performance-Based Bonus shall be prorated for any partial fiscal year in which the Executive was employed by the Company. Executive shall not be entitled to receive any portion of the Annual Incentive Bonus for any year in which his employment is terminated for Cause. Pursuant to the terms of the De Prado Employment Agreement, The Bonus shall be prorated, based on each fiscal quarter of employment, for any partial fiscal year. Notwithstanding the limitation on the payment in cash of the Performance-Based Bonus, the Compensation Committee based upon certain criteria specified in the De Prado Employment Agreement may at its discretion award Mr. De Prado stock or stock options as an additional Performance-Based Bonus in addition to the cash component but only an annual basis and only for fiscal years in which the Company’s financial results substantially exceed the Annual Budget.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

Mr. De Prado is also entitled to receive as compensation for past services to and to ensure his future services to the Company, subject to shareholder approval, 117,214 shares of the Company’s common stock valued at $124 to increase his ownership interest in the Company to 7.0% calculated on a fully diluted basis, 50% of which shares are to be issued by the Company as soon as practicable after shareholder approval has been obtained, with the remaining 50% of the shares to be issued equally at the end of each of the three calendar years following the Effective Date. The De Prado Employment Agreement provides that if Mr. De Prado’s 7% fully diluted equity interest in the Company is reduced upon issuance by the Company of additional shares, options, or warrants of any kind or nature, the Company shall issue to Mr. De Prado additional shares in number sufficient to preserve and maintain his 7% fully diluted equity interest in the Company, with such shares to be issued under the same terms set forth above. As of December 31, 2023 Mr. De Prado was entitled to additional 109,312 shares of the Company’s common stock valued at $116, under the 7% equity interest preservation term provided in the De Prado Employment Agreement.

Mr. De Prado is entitled to a monthly automobile allowance of $2. Mr. De Prado is also eligible to participate in such benefit plans as are, or from time-to-time may be, provided by the Company for its senior executive officers.

The Company will pay or reimburse Mr. De Prado for all reasonable business expenses incurred or paid by him in the performance of his duties and responsibilities for the Company, provided that any expense in excess of $10 must be preapproved by the Board and subject to any maximum limit and other restrictions on such expenses set by specified by the Company from time to time.

Mr. De Prado is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and ownership of works (e.g., inventions and discoveries created or developed during the course of Mr. De Prado’s employment are owned by the Company).

During the year ended December 31, 2023, the Company paid Mr. De Prado an annual performance bonus for the year 2022 of $100,000. As of the date of the approval of these financial statements, the Compensation Committee did not convene to approve bonuses for 2023, accordingly no bonuses were accrued or paid on behalf of 2023.

CIMA License Agreement:

On December 31, 2019, the Company entered into a series of integrated transactions to license the Platforms from CIMA, through CIMA’s wholly owned subsidiaries Knetik, and Auris (the “Transaction Closing”) pursuant to that certain Platform License Agreement, dated December 31, 2019 by and among (i) the Company, (ii) CIMA, (iii) Knetik and (iv) Auris (the “License Agreement”) and the various other agreements listed below. Under the License Agreement Cima received a one-time licensing fee in the amount of $9,000.

Pursuant to the License Agreement, the Company shall pay CIMA annual fees for the maintenance and support services in accordance with the following schedule: (i) for the first (1st) calendar year from the Effective Date, $300 were paid in 2020; (ii) for the second (2nd) calendar year from the Effective Date, $500 were paid in 2021; (iii) for the third (3rd) calendar year from the Effective Date, $700 to be paid during 2022; (iv) for the fourth (4th) calendar year from the Effective Date, $1,000 to be paid on December 31, 2022; (v) for the fifth (5th) calendar year from the Effective Date, $640 to be paid on December 31, 2022; and (vi) for each calendar year thereafter, $640 to be paid on the anniversary date. On August 2, 2022, the Company and CIMA, along with two of CIMA’s wholly-owned subsidiaries, Knetik and Auris executed a Settlement Agreement and General Release (“Settlement Agreement”) which provides the following: In exchange for the consideration provided in the Settlement Agreement, (1) the Company paid CIMA $350 on or about August 2, 2022 and (2) on or about August 15, 2022, Cuentas paid CIMA the balance of the unpaid Fees of $420 CIMA agreed: (i) to restore immediately Cuentas’s access to the Platform upon receipt of the $350 payment; (ii) to provide Cuentas with a limited license to utilize the Platform the terms of which are detailed specifically in the Settlement Agreement, and to use reasonable efforts, subject to Cuentas’ compliance hereto, to provide the Company’s customer data to the Company through the end of the limited license term; (iii) deliver to the Company the Source Code relating to Out-Of-Scope Services, and as further detailed in the settlement agreement; The Settlement Agreement also provides other terms and for mutual general releases by the Company for the benefit of CIMA and by CIMA for the benefit of the Company of all claims other than claims relating to a breach of the Settlement Agreement. The settlement agreement by its terms in effect terminates the obligations under the license agreement, dated December 31, 2019 by and between the Company and CIMA. Per the settlement agreement, the ownership of the platforms will be maintained by the Company and Cima will not be obligated to provide services under the license agreement.

During the year ended December 31, 2023 the Company paid CIMA a total of $120.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

A.	Transactions with related parties

	Year ended December 31
	2023	2022

Sales:
Sales to SDI Cuentas LLC	$73	$2,052
Sales to Next Communications INC (a company controlled by Arik Maimon, Company's Chairman of the Board and CEO) (a)	2,181	-
Total sales to related parties	$2,254	$2,052

Consulting fees to Angelo De Prado (b)	$-	$6
Consulting fees to Sima Maimon Bakhar (c)	-	10
Doubtful accounts – Cuentas SDI LLC	-	157
Cima Telecom Inc. (d)	120	918
Total transactions with related parties	$120	$1,051

B.	Due from related parties:

	As of December 31,
	2023	2022

Arik Maimon (Chairman of the Board and the CEO)	$73	$-
Michael De Prado (Vice Chairman of the Board and President)	99	-
Current assets - Related parties	172	-

Next Communications INC (a company controlled by Arik Maimon Company's Chairman of the Board and CEO)	1,300	-
SDI Cuentas LLC.	-	198
Current assets – Accounts receivables	1,300	198

Total Due from related parties	$1,472	$198

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
(b)	Angelo De Prado is the son of Michael De Prado.
(c)	Sima Maimon Bakhar is the wife of Arik Maimon.
(d)	Composed of consulting fee in additional to the directorship fees.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – STOCK OPTIONS

On June 17, 2021 the Board of Directors of the Company approved the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”). which was approved by the shareholders during the Annual Shareholders Meeting held on December 15, 2021. The maximum number of shares of stock reserved and available for issuance under the 2021 Plan is 242,308 shares. The purpose of the 2021 Plan is to promote the long-term success of the Company and the creation of stockholder value by encouraging service providers to focus on critical long-range corporate objectives and linking service provides directly to stockholder interest through increase stock ownership.

On November 17, 2023, the Board of Directors of the Company approved the 2023 Share Incentive Plan (the “2023 Plan”), which was approved by the shareholders during the Annual Shareholders Meeting held on December 20, 2023. The maximum number of shares of stock reserved and available for issuance under the 2023 Plan is 520,000 shares. The purpose of the 2023 Plan is to provide incentives which will attract, retain and motivate highly competent persons as officers, employees and non-employee directors, of, and consultants to, the Company and its subsidiaries and affiliates.

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2023 and 2022:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	121,938	$47.97
Granted	38,461	36.40
Exercised	-	-
Forfeited	(31,922)	36.40
Expired	-
Outstanding at January 1, 2023	128,477	56.44
Granted	-	-
Exercised	-	-
Forfeited	(34,616)	36.40
Expired	(8,862)	158.73
Outstanding at December 31, 2023	84,999	36.97
Number of options exercisable at December 31, 2023	84,999	36.97

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

(USD in thousands)

NOTE 8 – STOCK OPTIONS (continued)

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

Common stock price	13.91
Dividend yield	0%
Risk-free interest rate	1.79%
Expected term (years)	10
Expected volatility	197%

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December 31, 2023
67.93	1,538	0.27	1,538
36.40	83,461	6.38	83,461
	84,999		84,999

The stock options outstanding as of December 31, 2022, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of December 31, 2022
186.55	6,093	0.24	6,093
97.50	2,769	0.71	2,769
67.93	1,538	1.27	1,538
36.40	118,077	8.88	110,382
	128,477		120,782

The aggregate intrinsic value of the awards outstanding as of December 31, 2023 and 2022 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 0.68 and $2.366 as of December 31, 2023 and 2022, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Expenses incurred in respect of stock options for employees and directors, for the year ended December 31, 2023 and 2022 were $37 and $1,587, respectively. The Company did not recognize an income tax benefit related to stock-based compensation as it’s not recognized for tax purposes and a full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2023, there are 158,847 options available for future grants under the 2021 Plan and 520,000 options available for future grants under the 2023 Share Incentive Plan.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – STOCKHOLDERS’ EQUITY

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

On March 7, 2023 the Company issued 295,282 shares of its Common Stock pursuant to its February 3, 2023 Membership Interest Purchase Agreement detailed in Note 1 above.

On March 16, 2023, the Company issued 15,385 shares of its Common Stock pursuant to a settlement agreement with a shareholder of the Company. The fair market value of the shares at the issuance date was approximately $112.

On March 27, 2023, the Company issued 27,759 shares of its Common Stock pursuant to a Service Agreement between the Company and a service provider. The fair market value of the shares at the issuance date was approximately $143.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

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

The Purchase Warrants and the PA Warrant Shares were classified as financial liability because of the repurchase provisions in such warrants that permit the holders of such warrants, in the event of a fundamental transaction, to receive a cash consideration that is not the same as the consideration payable to the common stockholders (see also Note 2R). The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, expected stock price volatility, expected term of the warrants and other assumptions. Expected volatility was calculated based upon historical volatility of the Company. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on historical dividend payments, which have been zero to date. The expected term of the warrants is based on the time to expiration of the warrants from the measurement date.

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities issued in February 2023:

	February 6, 2023	December 31, 2023
Share price (U.S. dollars)	$14.69	$0.68
Exercise price (U.S. dollars)	$17.3 - $23.17	$23.17
Expected volatility	177.76%	141.19%
Risk-free interest rate	4.44%	4.23%
Dividend yield	-	-
Expected term (years)	5.00	4.10
Fair value	$4,422	$7

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – STOCKHOLDERS’ EQUITY (continued)

The Inducement Warrant and the PA Warrant Shares were classified as financial liability because of the repurchase provisions in such warrants that permit the holders of such warrants, in the event of a fundamental transaction, to receive a cash consideration that is not the same as the consideration payable to the common stockholders (see also Note 2R). The Company uses the Black-Scholes valuation model to estimate fair value of these warrants. In using this model, the Company makes certain assumptions about risk-free interest rates, dividend yields, expected stock price volatility, expected term of the warrants and other assumptions. Expected volatility was calculated based upon historical volatility of the Company. Risk-free interest rates are derived from the yield on U.S. Treasury debt securities. Dividend yields are based on historical dividend payments, which have been zero to date. The expected term of the warrants is based on the time to expiration of the warrants from the measurement date.

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities issued in August 2023:

	August 21, 2023	December 31, 2023
Share price (U.S. dollars)	$3.3	$0.68
Exercise price (U.S. dollars)	$3.3 - $4.455	$3.3 - $4.455
Expected volatility	172.37%	169.28%
Risk-free interest rate	4.44%	4.23%
Dividend yield	-	-
Expected term (years)	5.5	5.5
Fair value	$4,047	$778

NOTE 10 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. As of December 31, 2023, the Company accrued $300 thousand due to this matter.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $630, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On November 8, 2022, filed a Motion to Dismiss for Lack of Jurisdiction and a Motion to Change Venue. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. The parties reached a settlement that the Company will make the following payments to fully resolve the matter: $50 on or about June 1, $20 on or about July 1, and nine equal $15 monthly payments due the first of each month, then a final payment of $425 due May 1, 2024. As of December 31, 2023 the Company had paid $145 to the plaintiff under the above referenced settlement agreement.

On February 8, 2023, a former employee of the Company, filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation.. The Company and the employee are discussing a settlement agreement and estimates that the maximum amount the Company will be required to pay will not exceed $30.

The Company executed an annual lease agreement for office space. The lease requires monthly rental payments of $9.

On July 14, 2023, the Company entered into an agreement with OLB and Cuentas-SDI (the “OLB Agreement”) in which OLB agreed to cause Cuentas-SDI to enter into an agreement with the Company pursuant to which Cuentas-SDI would agree to pay the Company $229 to satisfy outstanding invoices and, subject to the Company’s receipt of the first $100, for the Company to restore the services it had previously provided Cuentas-SDI on a purchase or services order basis (the “Payment Agreement”). On July 14, 2023 the Company and Cuentas-SDI entered into the Payment Agreement pursuant to which Cuentas-SDI agreed to pay amounts due under the outstanding invoices in the amount of $229. As of December 31, 2023, Cuentas-SDI has paid the Company $121. The balance is payable in monthly installments of $21 through and including January 1, 2024.

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

A.	Revenue by product:

	Year ended December 31,
	2023	2022

Telecommunications	$87	$839
Wholesale telecommunication services	2,181	-
Digital products and General Purpose Reloadable Cards	78	2,155
	$2,346	$2,994

B.	Gross profit (loss) by product:

	Year ended December 31,
	2023	2022

Telecommunications	$(265)	$607
Wholesale telecommunication services (*)	10	-
Digital products and General Purpose Reloadable Cards	(132)	(121)
	$(387)	$486

(*)	On July 17, 2023 the Company and ASAL Communication, S.A. DE C.V (“ASAL”) entered into an Interconnection Agreement according to which ASAL shall provide the Company intermediary telecommunication services consisting of data, voice and other traffic though ASAL’s public telecommunication network, in order to terminate them in Mexico at price determined in the agreement and as may mutually change from time to time. The agreement shall be in effect for the initial period of one year and may be terminated by either party after the laps of the initial period by providing a written notice of termination of at least 90 days in advance.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 11 – SEGMENTS OF OPERATIONS (continued)

C.	Long lived assets by product:

	Year ended December 31,
	2023	2022

Telecommunications	$2	$-
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	11	-
	$13	$-

For the year ended December 31, 2023 and December 31, 2022, the Company’s sales to Next Communications INC were approximately 93% and 0% and to Cuentas SDI LLC approximately 3% and 69% of the Company’s total revenue, respectively. All of the Company’s sales were generated in the U.S in 2023 and 2022.

NOTE 12 – INCOME TAX

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

We recognized income tax benefits of $0 during the years ended December 31, 2023 and December 31, 2022. When it is more likely than not that a tax asset will not be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2023 or December 31, 2022 applicable under FASB ASC Topic 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 12 – INCOME TAX (continued)

A.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company and the tax expense reported in the financial statements:

	Year ended December 31
	2023	2022
	US Dollars

Pretax loss	$(2,196)	$(14,479)
Federal and State statutory rate	26.5%	26.5%
Income tax computed at the ordinary tax rate	582	3,837
Stock-based compensation	(54)	-
Non-deductible expenses	-	-
Other permanent differences	1,254	(1,854)
Losses and timing differences in respect of which no deferred taxes were generated	(1,782)	(1,983)
	$-	$-

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2023	2022
Composition of deferred tax assets:	US Dollars

Non capital loss carry forwards	$10,305	$8,523
Valuation allowance	(10,305)	(8,523)
	$-	$-

C.	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

US Dollars

Valuation allowance, December 31, 2022	$8,523
Increase	1,782
Valuation allowance, December 31, 2023	$10,305

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2023 and 2022, are as follows:

	Year ended December 31
	2023	2022
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	2,317,213	1,230,577
Total number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	1,523,849	603,514

NOTE 14 – SUBSEQUENT EVENTS

On March 13, 2024, the Company through its 63% participation in Brooksville Development Partners, LLC approved the signing of a Letter of Intent to sell the “Brooksville Property” located at 19200 Cortez Boulevard, Brooksville, Florida 34601.

The property was originally purchased on April 28, 2023 for $5,050. The $3,050 mortgage with Republic Bank of Chicago was amended and restated on January 27, 2024 for $3,055. Additionally, a $500 Loan Extension Agreement was executed between the Company and ALF Trust u/a/d 09/28/2023 to ensure the Promissory Note necessary to fund the interest reserve and fees relating to the Loan Extension Agreement and the working capital needs of the Company. On April 3, 2024 the Company entered into a provisional agreement to sell the “Brooksville Property” for a total consideration of $7,200 whereby the buyer placed a non-refundable $100k deposit in escrow and has 60 days to decide whether to complete the transaction.

(b) Exhibits

Exhibit		Filed	Incorporated by reference
Number	Exhibit Description	herewith	Form	Exhibit	Filing date
3.1	Amended and Restated Articles of Incorporation, dated August 21, 2020.		8-K	3.1	2020-08-21
3.2	Amended and Restated Bylaws, dated August 21, 2020.		8-K	3.2	2020-08-21
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed on January 28, 2021.		8-K	3.1	2021-02-05
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed on March 23, 2023.		8-K	3.1	2023-03-30
4.1	Form of Common Stock Warrant		8-K	4.1	2022-08-09
4.2	Form of Pre-Funded Warrant		8-K	4.2	2022-08-09
4.3	Form of Placement Agent Warrant		8-K	4.3	2022-08-09
4.4	Form of Pre-Funded Warrant		8-K	4.1	2023-02-08
4.5	Form of Purchase Warrant		8-K	4.2	2023-02-08
4.6	Form of Placement Agent Warrant		8-K	4.3	2023-02-08
4.7	Form of Inducement Warrant issued to Armistice		8-K	4.1	2023-08-23
4.8	Form of Placement Agent Warrant		S-3*	4.8	2023-11-22
4.9	Description of Registrant’s Capital Stock	X
10.1	Binding letter of intent		8-K	10.1	2022-01-11
10.2	Second & First Amendments to binding letter of intent		8-K	10.1	2022-05-03
10.3	Form of Securities Purchase Agreement dated August 4, 2022 between the Company and the Purchaser		8-K	10.1	2022-08-09
10.4	Form of Registration Rights Agreement dated August 4, 2022 between the Company and the Purchaser		8-K	10.2	2022-08-09
10.5	Form of Engagement Agreement dated August 3, 2022 between the Company and the Placement Agent.		8-K	10.3	2022-08-09
10.6	Settlement Agreement and General Release		8-K	10.1	2022-08-04
10.7	Separation Agreement, dated as of August 18, 2022, by and between Cuentas, Inc. and Jeffery D. Johnson		8-K	10.1	2022-08-24
10.8	Software licensing and transaction sharing agreement -Redacted		8-K	10.1	2022-08-26
10.9	Independent sales organization processing agreement – redacted		8-K	10.2	2022-08-26
10.10	Marketing Agreement		10-Q	10.4	2022-11-14
10.11	Binding Letter of Intent with Core Development Holdings Corporation (“Core”)		8-K	10.1	2023-01-05
10.12	Amendment to Binding Letter of Intent		8-K	10.3	2023-02-03
10.13	Membership Interest Purchase Agreement (MIPA)		8-K	10.1	2023-02-03
10.14	Assignment and Assumption of Membership Interests		8-K	10.2	2023-02-03

Exhibit		Filed	Incorporated by reference
Number	Exhibit Description	herewith	Form	Exhibit	Filing date
10.15	Limited Guaranty Agreement		8-K	10.4	2023-02-03
10.16	Form of Securities Purchase Agreement		8-K	10.1	2023-02-08
10.17	Amendment to Ran Daniel Employment Agreement, dated August 5, 2021		10-Q	10.4	2021-08-23
10.18	2021 Share Incentive Plan		10-Q	10.5	2021-08-23
10.19	Founder/Executive Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Shalom Arik Maimon		8-K	10.2	2021-08-31
10.20	Founder/Executive Vice-Chairman Compensation Agreement, dated as of August 26, 2021, by and between Cuentas, Inc. and Michael De Prado		8-K	10.3	2021-08-31
10.21	2023 Share Incentive Plan	X
10.22	Employment Agreement dated as of August 21, 2023 between Cuentas and Arik Maimon		8-K	10.1	2023-8-22
10.23	Employment Agreement dated as of August 21, 2023 between Cuentas and Michael De Prado		8-K	10.2	2023-8-22
10.24	Form of Inducement Letter		8-K	10.1	2023-8-23
10.25	Agreement for Purchase and Sale of Brooksville Property	X
10.26	First Amendment to Mortgage and Assignment of Leases		8-K	10.2	2024-3-14
10.27	Amended and Restated Promissory Note		8-K	10.4	2024-3-14
10.28	Operating Agreement for Brooksville Development Partners, LLC	X
14.1	Code of Business Conduct and Ethics	X
19.1	Insider Trading Policy	X
21.1	Subsidiaries	X
23.1	Consent of Yarel + Partners	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
97.1	Executive Compensation Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Form S-3 (Registration No. 333-275724).

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
Date: April 15, 2024
	By:	/s/ Arik Maimon
Arik Maimon,
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arik Maimon	Chief Executive Office and	April 15, 2024
Arik Maimon	Chairman of the Board of Directors

/s/ Shlomo Zakai	Chief Financial Officer	April 15, 2024
Shlomo Zakai

/s/ Michael De Prado	Vice Chairman and Director	April 15, 2024
Michael De Prado

/s/ Adiv Baruch	Director	April 15, 2024
Adiv Baruch

/s/ Lexi Terrero	Director	April 15, 2024
Lexi Terrero

/s/ Haim Yeffet	Director	April 15, 2024
Haim Yeffet