Form 10-Q
period 2024-03-31
Cuentas Inc.
filed 2024-05-20
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 20, 2024, the issuer had 2,730,058 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2024

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data )

	March 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$28	$205
Accounts Receivables – related parties	290	1,300
Accounts Receivables – others	-	7
Related parties receivables	169	172
Other current assets	5	76
Total Current Assets	492	1,760

Non-Current Assets
Property and equipment, net	11	13
Investment in unconsolidated entities	2,928	2,928
Intangible assets	17	19
Total Non-Current Assets	2,956	2,960

Total assets	$3,448	$4,720

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term loan	$163	$-
Trade payable	2,107	1,497
Other accounts liabilities	1,012	2,230
Warrants liability, net	294	785
Deferred revenue	139	151
Notes and Loan payable	26	26
Total Current Liabilities	3,741	4,689

Non-Current Liabilities
Other long-term loans	102	101
Total Non-Current Liabilities	102	101

Total Liabilities	3,843	4,790

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 and 11,076,923 shares authorized as of March 31, 2024 and December 31, 2023, respectively; issued and outstanding 2,719,668 shares as of March 31, 2024 and December 31, 2023.	3	3
Additional paid-in capital	55,026	54,906
Treasury Stock	(33)	(33)
Accumulated deficit	(55,391)	(54,946)
Total Stockholders’ Deficit	(395)	(70)
Total Liabilities and Stockholders’ Deficit	$3,448	$4,720

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Three months ended
	March 31
	2024	2023

Revenues from related party	45	12
Revenues from other	594	52
Total revenues	639	64

Cost of revenues from related party	(565)	-
Other cost of revenues	(143)	(123)
Total cost of revenues	(708)	(123)

Gross loss	(69)	(59)

Operating expenses
Amortization of Intangible assets, net	(2)	(2)
Selling, General and administrative expenses	(772)	(1,625)
Total Operating expenses	(774)	(1,627)

Operating loss	(843)	(1,686)
Other income (expenses)
Other expenses, net	(80)	(1)
Interest expenses	(13)	-
Gain from Change in fair value of derivative warrants liability, net	491	1
Total other income	398	-

Net loss before equity losses	(445)	(1,686)

Equity losses in unconsolidated entities	-	(9)
Net loss	(445)	(1,695)

Loss per share (basic and diluted)	(0.15)	(1.00)

Basic and diluted weighted average number of shares of common stock outstanding	2,719,668	1,696,022

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Share (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	120	-	-	120
Comprehensive loss for the period	-	-	-	-	(445)	(445)

BALANCE AT MARCH 31, 2024	2,719,668	3	55,026	(33)	(55,391)	(395)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2022	1,473,645	2	52,053	(29)	(52,750)	(724)

Issuance of Shares of Common Stock for cash, net of issuance expenses (***)	291,376	*	4,319	-	-	4,319
Share based Compensation	-	-	27	-	-	27
Issuance of Shares of Common Stock due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)	-	-	(4)	-	(4)
Reverse split	145	*	*	-	-	-
Shares issued for services	27,759	*	136	-	-	136
Shares issued due to a settlement	15,385	*	120	-	-	120
Comprehensive loss for the period	-	-	-	-	(1,695)	(1,695)
BALANCE AT MARCH 31, 2023	2,103,365	2	57,355	(33)	(54,445)	2,879

(*)	represents amount less than $1 thousand.
(**)	Adjusted to reflect one (1) for thirteen (13) reverse stock split in March 2023 (see note 1).
(***)	Issuance expenses totaled $681

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(445)	$(1,695)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	120	283
Equity losses in non-consolidated entity	-	9
Interest	5	3
Gain from Change in on fair value of stock-based liabilities	-	1
Change in fair value of derivative warrants liability	(491)	-
Depreciation expense	2	-
Impairment of prepaid expenses	75	-
Amortization of intangible assets	2	2
Changes in Operating Assets and Liabilities:
Increase in accounts receivable – related parties	(774)	-
Increase in accounts receivable – other	-	(13)
Increase in other current assets	(4)	(38)
Decrease (increase) in related parties, net	3	(88)
Increase (decrease) in accounts payable	1,741	(7)
Increase (decrease) in other accounts liabilities	(544)	94
Decrease in deferred revenue	-	(4)
Net cash used in operating activities	(310)	(1,453)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-
CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance expense	-	4,319
Short term loans received	150	-
Short term loans repaid	(17)	-
Treasury stock	-	(4)
Net cash provided by finance activities	133	4,315
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(177)	2,862
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	205	466
CASH AND CASH EQUIVALENTS AT END OF YEAR	$28	$3,328

	Three months ended
	March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of Shares of Common due to acquisition of an asset	-	700

Cash paid during the period for interest	5	-
Cash paid during the period for taxes	-	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

Cuentas, Inc. (the “Company”) together with its subsidiaries, is mainly focused on financial technology (“FINTECH”) services, delivering mobile financial services, prepaid debit and digital content services to unbanked, underbanked and underserved communities. During the first quarter of 2023, the Company initiated its first investment into the Real Estate market and, made its second, more significant investment in Real Estate in the second quarter of 2023. The Company derived its revenue from wholesale telecommunication services, GPR “Debit” Card fees and the sales of prepaid products and services including third party digital content, gift cards, remittances, mobile phone topups and other digital services.   Additionally, the Company has an agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product.

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

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2024, the Company had $28 in cash and cash equivalents, $3,249 in negative working capital, shareholder’s deficit of $395 and an accumulated deficit of $55,391. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. The Company, through M&M is negotiating to sell mobile services as a Mobile Virtual Network Operator (“MVNO”) through an operator on the largest 5G nationwide network and plans to offer low-cost mobile phone service with the ability to make international calls to specific Spanish speaking countries in Central and South America. In addition, as noted in note 3, on March 13, 2024, the Company approved the signing of a letter of intent to sell the “Brooksville Property” for gross proceeds of $7,200 (see note 3 for further information). These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on April 15, 2024 (the “2023 Form 10-K”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the 2023 Form 10-K.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continue)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The unaudited condensed consolidated financial statements of the Company include the Company and its wholly- owned and majority-owned subsidiaries. All inter-company balances and transactions have been eliminated.

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

Recently Adopted Accounting Standards

During the three months ended March 31, 2024, the Company was not required to adopt any recently issued accounting standards.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024, early adoption is permitted. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD

A.	On February 7, 2024, the Company entered into an Agreement with 1800 Diagonal Lending LLC, an accredited investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $178,250 (the “February Promissory Note”). The Company received net proceeds of $150,000 in consideration of issuance of the February Promissory Note after original issue discount of $23,250 and legal fees of $5,000. The aggregate debt discount of $28,250 is being amortized to interest expense over the respective term of the note. The February Promissory Note shall incur a one-time interest charge of 12%, which is added to the principal balance, has a maturity date of November 15, 2024, and requires monthly payments of $22,182 beginning on March 15, 2024. The February Promissory Note is convertible into common shares of the Company at any time following an event of default at a rate of 65% of the lowest trading price of the Company’s common stock during the ten prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. As of March 31, 2024, the balance of the note is $137,529, with a remaining unamortized discount of $22,941.

B.	On March 13, 2024, the Company through its 63% participation in Brooksville Development Partners, LLC approved the signing of a Letter of Intent to sell the “Brooksville Property” located at 19200 Cortez Boulevard, Brooksville, Florida 34601.

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

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	84,999	$36.97
Granted	270,920	$0.32
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2024	355,919	$9.07
Number of options exercisable at March 31, 2024	355,919	$9.07

The aggregate intrinsic value of the awards outstanding as of March 31, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.3 as of March 31, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the three months ended March 31, 2024 and 2023 were $120 and $283, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continue)

The stock options outstanding as of March 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of March 31, 2024
$67.99	1,538	0.02	1,538
$36.40	83,461	5.82	83,461
$0.32	270,920	9.90	270,920
	355,919		355,919

The stock options outstanding as of March 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of March 31, 2023
$97.50	2,769	0.46	2,769
$67.99	1,538	0.99	1,538
$36.40	118,077	8.68	110,382
	122,384		114,689

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2024	2023

Sales:
Sales to SDI Cuentas LLC	$45	$12
Total sales to related parties	$45	$12

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$565	$-
Total sales to related parties	$565	$-

Consulting fees:
Consulting fees to Angelo De Prado (b)	$-	$2
Consulting fees to Sima Maimon Bakhar (c)	-	2
Total Consulting fees to related parties	$-	$4

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES (continue)

B.	Balances with related parties and officers:

	March 31,	December 31,
	2024	2023

Arik Maimon (Chairman of the Board and the CEO)	$73	$73
Michael De Prado (Vice Chairman of the Board and President)	96	99
Current assets - Related parties	169	172

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	1,300
SDI Cuentas LLC.	19	-
Current assets – Accounts receivables	290	1,300

Total Due from related parties	$459	$1,472

(a)	On June 26, 2009 the Company and Next Communications INC (“Next”) entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement.

(b)	Angelo De Prado is the son of Michael De Prado.

(c)	Sima Maimon Bakhar is the wife of Arik Maimon.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

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

A.	Revenue by product:

	Three months ended March 31,
	2024	2023

Telecommunications	$25	$52
Wholesale telecommunication services	569	-
Digital products and General Purpose Reloadable Cards	45	12
Total revenues	$639	$64

B.	Gross loss by product:

	Three months ended March 31,
	2024	2023

Telecommunications	$14	$(7)
Wholesale telecommunication services (*)	4	-
Digital products and General Purpose Reloadable Cards	(87)	(52)
Total Gross Loss	$(69)	$(59)

(*)	On July 17, 2023 the Company and ASAL Communication, S.A. DE C.V (“ASAL”) entered into an Interconnection Agreement according to which ASAL shall provide the Company intermediary telecommunication services consisting of data, voice and other traffic though ASAL’s public telecommunication network, in order to terminate them in Mexico at price determined in the agreement and as may mutually change from time to time. The agreement shall be in effect for the initial period of one year and may be terminated by either party after the laps of the initial period by providing a written notice of termination of at least 90 days in advance.

C.	Long lived assets by product:

	March 31,	December 31,
	2023	2023

Telecommunications	$2	$2
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	9	11
	$11	$13

For the three months ended March 31, 2024 and 2023, the Company’s sales to Cuentas SDI LLC were approximately 7% and 19% of the Company’s total revenue, respectively. All of the Company’s sales were generated in the U.S in 2024 and 2023.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – SUBSEQUENT EVENTS

1.	On May 1, 2024, the Company signed a Letter of Intent (LOI) with Sekur Private Data Ltd. (SWISF), a Canada corporation, and its USA subsidiary, Sekur Private Data Inc., a Delaware corporation, whose common stock is quoted and traded on the Canadian Securities Exchange, the OTC Market Group Inc’s OTCQB Market and the Frankfurt Stock Exchange under the ticker symbols SKUR, SWISF and GDT0.

The LOI expresses the desire between the companies for the possible share issuance by SWISF pursuant to which the Company would acquire a number of restricted shares of SWISF common stock, representing 30,000,000 shares of SWISF common stock which would be issued by SWISF to the Company upon completion of the two transactions.

The first transaction would create an SPA for the issuance of 5,000,000 shares of SWISF common stock, in exchange for $500,000 which will be used for SWISF working capital.

The second transaction would be the issuance of 25,000,000 shares of SWISF common stock in exchange for transfer of the M&M Telecom MVNO Agreement and FCC 214 license, upon approval by the FCC, estimated by management to have valuation of $5 million, with a 50% discount for this transaction, yielding a transfer value of $2.5 million. All dollar figures in this letter of intent are US dollars unless specifically noted.

The proposed Share Exchange is not a preliminary step towards a Corporate Merger or other business transaction between the parties. The parties are now engaged in negotiations with a view toward executing a mutually satisfactory definitive agreement on or before May 15, 2024, with the understanding that the Share Exchange and SPA will close on or before May 31, 2024.

2.	On May 16, 2024, the Company received a Notice of Termination of Contract from Sutton Bank which is integrated in part as the Company’s prepaid issuing bank provider. Management has been evaluating other alternatives including replacing issuing bank and other enhanced FinTech enabled solutions.

3.	On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with OLB Group, Inc. (“Buyer”) whereby it acquired 19.99% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $215,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in subsequent reports filed pursuant to Section 13(a) of the Exchange Act.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its subsidiaries are Meimoun and Mammon, LLC (100% owned) (“M&M”) which provides wholesale and retail telecommunications services, Tel3, a division of M&M, is a retail long distance calling platform which provides prepaid calling services to consumers directly and operates in a complimentary space as M&M. The Company also own 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

The Company is focusing its business mainly on using proprietary technologies to integrate FinTech (Financial Technology), e-finance and e-commerce services into solutions that deliver mobile financial services, prepaid debit and digital content services to the unbanked, under-banked and underserved populations nationally in the USA. The Cuentas technology platform integrates Cuentas Mobile, the Company’s Telecommunications solution, with its core financial services offerings to help entire communities enter the modern financial marketplace. Our General Purpose Reloadable (GPR) “Debit Card” is designed to allow customers to purchase prepaid products and services, including third party digital content, gift cards, remittances, mobile phone topups and other digital services. An agreement with Interactive Communications International, Inc. (“InComm”) a leading processor of general purpose reloadable (“GPR”) debit cards, enables us to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through its mobile app and through the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public through its mobile app and the Cuentas SDI distribution network, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO), Burger King, Cabela’s, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and other prepaid wireless carriers in the United States.

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

Cuentas has agreed with Sutton Bank to wind down its relationship during 2024 and transition to a different US bank for issuance of its Prepaid Financial products. Cuentas is in the final stages of negotiation to determine the best banking partner for its future in the prepaid fintech marketplace. On May 16, 2024, the Company received a Notice of Termination of Contract from Sutton Bank. Management has been evaluating other alternatives including replacing issuing bank and other enhanced FinTech enabled solutions.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the three months ended March 31, 2024, totaled $639,000 compared to $64,000 for the three months ended March 31, 2023. The increase in our sales is mainly related to the increase in wholesale telecommunication services in the amount of $569,000 from our Bilateral Wholesale Carrier Agreement with others including Next Communications INC., a company controlled by Arik Maimon our Chairman of the Board and our CEO and an increase of $30,000 in the sales of digital products and General-Purpose Reloadable Cards partially offset by the decrease in our sales of telecommunications with TEL3.

Revenue by product for the three months ended March 31, 2024, and the three months ended March 31, 2023 are as follows:

	Three Months Ended
	March 31
	2024	2023
	Dollars in thousands
Telecommunications	$25	$52
Wholesale telecommunication services	569	-
Digital products and General Purpose Reloadable Cards	45	12
Total revenue	$639	$64

Costs of Revenue and Gross profit

Cost of revenues during the three months ended March 31, 2024 totaled $708,000 compared to $123,000 for the three months ended March 31, 2023.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $565,000 during the three months ended March 31, 2024 and $0 during the three months ended March 31, 2023.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $131,000 during the three months ended March 31, 2024 and $67,000 during the three months ended March 31, 2023.

Gross loss by product for the three months ended March 31, 2024, and the three months ended March 31, 2023 are as follows:

	Three Months Ended
	March 31
	2024	2023
	Dollars in thousands
Telecommunications	$14	$(7)
Wholesale telecommunication services	4	-
Digital products and General Purpose Reloadable Cards	(87)	(52)
Total Gross profit (loss)	$(69)	$(59)

Gross profit margin for the three months ended March 31, 2024 was negative for the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup and the telecommunications segment. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenues during the year ended December 31, 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Gross loss margin for the three months ended March 31, 2024 was 11% consisting of 48% gross profit margin for the telecommunications segment and offset by a gross loss margin of 65% for the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards in the three months ended march 31, 2024 stemmed from the lower margins of our digital products since these sales derived from the sale of digital products bears minimal gross margins.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $774,000 during the three months ended March 31, 2024, compared to $1,627,000 during the three months ended March 31, 2023 representing a net decrease of $784,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	March 31
	2024	2023
	Dollars in thousands
Officers compensation	$152	$227
Directors fees	42	50
Share-based compensation	121	283
Professional services	149	258
Maintenance and support services	-	120
Legal fees	73	100
Payments in accordance with the processing service agreement with Incomm	75	50
Selling and Marketing	18	142
Settlements	-	299
Office expenses and other	142	96
Total	$772	$1,625

Selling, general and administrative expenses totaled $772,000 during the three months ended March 31, 2024, a net decrease of $853,000, or 52% compared to $1,625,000 during the three months ended March 31, 2023. The decrease in our Selling, general and administrative expenses during the three months ended March 31, 2024 compare to the three months ended March 31, 2023, is primarily attributable to the decrease in the amount of $75,000 in officers compensation attributable to the departure of several directors during 2023 and the reduction in the number of the officers of the Company in 2023, decrease in the amount of $162,000 in Share-based compensation and shares issued for services, decrease in the amount of $120,000 in maintenance and support services that were provided by CIMA, decrease in the amount of $109,000 in professional services and a decrease in selling and marketing expenses of $124,000 since the Company reduced significantly its selling and marketing campaigns starting 2023 due to its ineffectiveness and lack of resources, partially offset by increase of approximately $25,000 in the agreed payments in accordance with the processing service agreement with Incomm.

Amortization of Intangible Assets

Amortization of intangible assets totaled $2,000 during the three months ended March 31, 2024 and 2023. The amortization expense during the three months ended March 31, 2024, and are related to the amortization of domain name purchased on March 5, 2021.

Other Income ( Expenses )

Other income (expenses) totaled an income of $398,000 during the three months ended March 31, 2024. Other income (expenses) are mainly comprised of Gain from Change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering, partially offset by impairment expenses of prepaid expenses, interest expenses and other expenses of $93,000.

During the three months ended March 31, 2023, the Company recognized other income (expenses) totaled to $0.

Net Loss

We incurred a net loss of $445,000 for the three-month period ended March 31, 2024, as compared to a net loss of 1,695,000 for the three-month period ended March 31, 2023 due to the decrease in selling and general administrative expenses as described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2024, the Company had total current assets of $492,000, including $28,000 of cash, accounts receivables of $290,000, related parties in the amount of $169,000 and other current assets of $5,000 and total current liabilities of $3,741,000 creating a working capital deficit of $3,249,000.

As of March 31, 2023, the Company had total current assets of $1,760,000, including $205,000 of cash, accounts receivables of $1,307,000, related parties in the amount of $172,000 and other current assets of $76,000. As of March 31, 2023, the Company had total current liabilities of $4,689,000 creating a negative working capital deficit of $2,929,000.

The increase in our working capital deficit was mainly due the increase in our negative cash flow from operations activities in the amount of in the amount of $310,000 partially mitigated by our Cash and Cash equivalents from financing activities in the amount of $133,000 due to proceeds from short terms loan received.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of March 31, 2024, the Company had approximately $28,000 in cash and cash equivalents, approximately $3,249,000 in negative working capital and an accumulated deficit of approximately $55,391,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2024.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2024, resulted in net cash used of $310,000. Net cash used in operating activities consisted of a net loss of $445,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $120,000, Changes in operating assets and liabilities utilized cash of $422,000, resulting mainly from an increase in accounts receivable - related parties of $774,000 offset by increase in accounts payables of $1,741,000 and Impairment of prepaid expenses of $75,000.

The Company’s operating activities for the three months ended March 31, 2023, resulted in net cash used of $1,453,000. Net cash used in operating activities consisted of a net loss of $1,695,000, partially mainly offset by non-cash expenses mainly consisting of share-based compensation of $283,000. Changes in operating assets and liabilities utilized cash of $56,000, resulting mainly from an increase in related parties of $88,000.

Cash Flows – Investing Activities

The Company had no investing activities for the three months ended March 31, 2024 or 2023.

Cash Flows – Financing Activities

The Company’s financing activities for the three months ended March 31, 2024, resulted in net cash received of $133,000 mainly consisting of $150,000 received from short term loan received.

The Company’s financing activities for the three months ended March 31, 2023, resulted in net cash received of $4,315,000, mainly consisting of $4,319,000 received from the sale of our common stock.

On April 3, 2024, Brooksville Development Partners, LLC (“BDP”), in which Cuentas has a 63.9% equity interest, entered into an agreement to sell the Brooksville Property for a purchase price of $7.2 million. The sale, which is expected to close before the end of the second quarter of 2024, is subject to certain conditions customary for similar real estate transactions. The purchaser has the right to terminate the agreement during an inspection period prior to June 3, 2024 due to title defects or other issues identified in a title report or survey of the premises or the existence of monetary liens not remedied or removed by BDP at the request of purchaser. There can be no assurance that the sale will be completed on the terms set forth in the agreement, if at all. Cuentas will use its pro rata portion of the net proceeds of the sale, estimated between $1.625 million and $1.9 million, as working capital and for other opportunities that may become available.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with OLB Group, Inc. (“Buyer”) whereby it acquired 19.99% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $215,500.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2024, are not expected to have a material impact on the Company’s consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three-month period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2023 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in reports and other documents we file with the Securities and Exchange Commission before purchasing our securities.

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

Cuentas, Inc.
(Registrant)

Date: May 20, 2024	By:	/s/ Shalom Arik Maimon
Chief Executive Officer

	By:	/s/ Shlomo Zakai
Chief Financial Officer