Form 10-Q
period 2024-06-30
Cuentas Inc.
filed 2025-07-02
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2024

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

305-537-6832

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CUEN	OTC
Warrants, each exercisable for one share of Common Stock	CUENW	OTC

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of June 30, 2025, the issuer had 2,730,058 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2024

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$56	$205
Accounts Receivables – related parties	278	1,300
Accounts Receivables – others	-	7
Related parties	78	172
Other current assets	109	76
Investment in unconsolidated entity held for sale (Note 3b)	800	-
Total Current Assets	1,321	1,760

Non-Current Assets
Property and equipment, net	11	13
Investment in unconsolidated entities (Note 3b)	-	2,928
Intangible assets	-	19
Total Non-Current Assets	11	2,960

Total assets	$1,332	$4,720

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit	$539	$-
Trade payable	1,853	1,497
Other accounts liabilities	912	2,230
Warrants liability, net	186	785
Deferred revenue	140	151
Notes and Loan payable	26	26
Total Current Liabilities	3,656	4,689

Non-Current Liabilities
Other long-term loans	102	101
Total Non-Current Liabilities	102	101

Total Liabilities	3,758	4,790

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 and 11,076,923 shares authorized as of June 30, 2024 and December 31, 2023, respectively; issued and outstanding 2,719,668 shares as of June 30, 2024 and December 31, 2023.	3	3
Additional paid-in capital	55,067	54,906
Treasury Stock	(33)	(33)
Accumulated deficit	(57,463)	(54,946)
Total Stockholders’ Deficit	(2,426)	(70)
Total Liabilities and Stockholders’ Deficit	$1,332	$4,720

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2024	2023	2024	2023

Revenues from related party	$77	$30	$33	$18
Revenues from other	595	74	1	22
Total revenues	672	104	34	40

Cost of revenues from related party	(565)	-	-	-
Other cost of revenues	(184)	(276)	(42)	(153)
Total cost of revenues	(749)	(276)	(42)	(153)

Gross profit (loss)	(77)	(172)	(8)	(113)

Operating expenses
Amortization of Intangible assets	(2)	(6)	-	(4)
Loss on impairment of intangible asset	(17)	-	(17)	-
Selling, General and administrative expenses	(1,243)	(2,401)	(471)	(776)
Total Operating expenses	(1,262)	(2,407)	(488)	(780)

Operating loss	(1,339)	(2,579)	(496)	(893)

Other expenses
Other income (loss), net	426	(517)	506	(517)
Interest (expenses) income, net	(41)	8	(27)	7
Loss upon default to pay principal and interest	(199)	-	(199)	-
Gain from Change in fair value of derivative warrants liability, net	599	-	107	-
Loss on impairment of held for sale investment in unconsolidated entities	(1,916)	-	(1,916)	-
Loss on sale of investment in unconsolidated entity	(47)	-	(47)	-
Loss from Change in fair value of stock-based liabilities	-	(1)	-	-
Total other expenses	(1,178)	(510)	(1,576)	(510)

Net loss before equity losses	(2,517)	(3,089)	(2,072)	(1,403)

Equity losses in unconsolidated entities	-	(18)	-	(9)
Net loss	$(2,517)	$(3,107)	$(2,072)	$(1,412)

Loss per share (basic and diluted)	(0.85)	(1.63)	(0.70)	(0.67)

Basic and diluted weighted average number of shares of common stock outstanding	2,972,994	1,900,819	2,972,994	2,103,365

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	161	-	-	161
Net loss for the period	-	-	-	-	(2,517)	(2,517)
BALANCE AT JUNE 30, 2024	2,719,668	3	55,067	(33)	(57,463)	(2,426)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT MARCH 31, 2024	2,719,668	3	55,026	(33)	(55,391)	(395)

Share based Compensation	-	-	41	-	-	41
Net loss for the period	-	-	-	-	(2,072)	(2,072)
BALANCE AT JUNE 30, 2024	2,719,668	3	55,067	(33)	(57,463)	(2,426)

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2022	1,473,645	2	52,053	(29)	(52,750)	(724)

Issuance of Shares of Common Stock for cash, net of issuance expenses of $681	291,376	*	4,319	-	-	4,319
Share based Compensation	-	-	31	-	-	31
Issuance of Shares of Common Stock due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)	-	-	(4)	-	(4)
Reverse split (**)	145	*	*	-	-	-
Shares issued for services	27,759	*	136	-	-	136
Shares issued due to a settlement	15,385	*	120	-	-	120
Comprehensive loss for the period	-	-	-	-	(3,107)	(3,107)
BALANCE AT JUNE 30, 2023	2,103,365	2	57,359	(33)	(55,857)	1,471

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT MARCH 31, 2023	2,103,365	2	57,355	(33)	(54,445)	2,879

Share based Compensation	-	-	4	-	-	4
Comprehensive loss for the period	-	-	-	-	(1,412)	(1,412)
BALANCE AT JUNE 30, 2023	2,103,365	2	57,359	(33)	(55,857)	1,471

(*)	represents amount less than $1 thousand.
(**)	One (1) for thirteen (13) reverse stock split in March 2023.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,517)	$(3,107)
Adjustments required to reconcile net loss
to net cash used in operating activities:
Stock based compensation and shares issued for services	161	287
Equity losses in non-consolidated entity	-	18
Amortization of discounts and accrued interest on loans	22	6
Loss upon default to pay principal and interest of Promissory Notes	199
Loss on impairment of an investment in an unconsolidated entity	1,916	537
Loss on sale of an unconsolidated entities	65	-
Loss on impairment of intangible asset	17
Loss from change in fair value of stock-based liabilities	-	1
Gain from change in fair value of derivative warrants liability	(599)	-
Depreciation expense	2	1
Amortization of intangible assets	2	6
Changes in Operating Assets and Liabilities:
Increase in accounts receivable – related parties	(763)	-
Increase in accounts receivable – other	-	(24)
Decrease (Increase) in other current assets	64	(22)
Decrease (increase) in related parties, net	94	(55)
Increase in accounts payable	1,487	55
Decrease in other accounts liabilities	(659)	(56)
Decrease in deferred revenue	(11)	-
Net cash used in operating activities	(520)	(2,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	-	(2,079)
Proceeds from sale of an investment in an unconsolidated entity	50
Purchase of intangible asset	-	(78)
Net cash provided by (used in) investing activities	50	(2,157)

CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance expense	-	4,319
Short term loans received	390	-
Short term loans repaid	(69)	-
Treasury stock	-	(4)
Net cash provided by finance activities	321	4,315

DECREASE IN CASH AND CASH EQUIVALENTS	(149)	(195)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	205	466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$56	$271

	Six months ended
	June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Sale of investment in an unconsolidated entity	165	-
Issuance of Shares of Common due to acquisition of an asset	-	700

Cash paid during the period for interest	14	-
Cash paid during the period for taxes	-	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

Cuentas, Inc. (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005. The Company, together with its subsidiary, Meimoun and Mammon, LLC (100% owned) (“M&M”), is mainly focused on financial technology (“FINTECH”) services, delivering mobile financial services and digital content services to unbanked, underbanked and underserved communities. During the first quarter of 2023, the Company investment into the Real Estate market and, made additional investment in Real Estate in the second quarter of 2023.

On May 22, 2025, the Company signed an agreement for the sale of its full interests in Brooksville Development Partners, LLC (“Brooksville”) for total consideration of $800. See note 3b below.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2024, the Company had $56 in cash and cash equivalents, $2,335 in negative working capital, shareholder’s deficit of $2,426 and an accumulated deficit of $57,463. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. After the balance sheet date the Company liquidated its interest in Brooksville and reached several settlement agreements with some of its creditors (see notes 3 and 7). These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

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

Long lived assets held for sale

The company accounted for its long-lived assets held for sale under ASC 360-10 (“Impairment or disposal of Long-lived Assets”).

Under management decision (see Note 3b), its investment in Brooksville Development Partners, LLC. is intended to be sold.

The Company classifies an asset group (an “asset”) as held for sale in the period during which (i) the Company has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable and transfer of the asset is expected to qualify for recognition as a completed sale within one year, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be abandoned.

The Company initially and subsequently measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in operating loss for the period in which the held for sale criteria are met.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION (continued)

Upon designation as an asset held for sale, the Company stops recording depreciation or amortization expense on the asset. The Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale. Realization costs of the investment in Brooksville Development Partners, LLC. are immaterial.

Derivative Warrants Liability

The Company accounts for certain warrants to purchase Ordinary Shares in connection with certain transactions, held by investors, that include a fundamental transaction feature pursuant to which such warrants could be required to be settled in cash upon certain events, as current liability according to the provisions of ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) measured at fair value using significant unobservable inputs (in Level 3 measurements).

Recently Adopted Accounting Standards

During the six months ended June 30, 2024, the Company was not required to adopt any recently issued accounting standards.

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

NOTE 3 – EVENTS DURING THE PERIOD

A.

On February 7, 2024, the Company entered into an agreement with 1800 Diagonal Lending LLC, an accredited investor (the “Investor”), pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $178 (the “February Promissory Note”). The Company received net proceeds of $150 in consideration of issuance of the February Promissory Note after original issue discount of $23 and legal fees of $5. The aggregate debt discount of $28 is amortized to interest expenses over the respective term of the note. The February Promissory Note incurs a one-time interest charge of 12% which is added to the principal balance, has a maturity date of November 15, 2024, and requires monthly payments of principal and interest of $22 beginning on March 15, 2024. The February Promissory Note may be convertible into common shares of the Company at any time following an event of default at a rate of 65% of the lowest trading price of the Company’s common stock during the ten prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD (continued)

On April 22, 2024, the Company entered into a second agreement with the Investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $96 (the “April Promissory Note”). The Company received net proceeds of $75 in consideration of issuance of the April Promissory Note after original issue discount of $16 and legal fees of $5. The aggregate debt discount of $21 is amortized to interest expenses over the respective term of the note. The April Promissory Note incurs a one-time interest charge of 12% which is added to the principal balance, has a maturity date of February 28, 2025, and requires monthly payments commencing October 2024. The April Promissory Note may be convertible into common shares of the Company at any time following an event of default at a rate of 65% of the lowest trading price of the Company’s common stock during the ten prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. The April Promissory Note also provides that in the event of default in any other agreement signed by the Company and the Investor (including the February Promissory Note) the April Promissory Note shall at the Investor option, also be considered to be in a state of default.

As of June 2024, the Company failed to pay the June 2024 repayment amount under the February Promissory Note resulting in default of the February Promissory Note and April Promissory Note and calculated the balance of the notes payable at $206 and $154, respectively , recording a loss of $120 as result of the default to pay principal and interest of the February Promissory Note and April Promissory Note.

On May 14, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “1800 Agreement”) with 1800 Diagonal Lending, LLC for the obligations under the February Promissory Note and the April Promissory Note. According to the 1800 Agreement the Company will pay $112 for the full release from all liabilities associated with the related judgment and promissory notes.

On May 27, 2025, full payment of $112 was made and on June 6, 2025, the reserve of shares held at the transfer agent were retired.

B.	On March 13, 2024, the Company through its approximately 63% participation in Brooksville Development Partners, LLC (“Brooksville”) approved the signing of a Letter of Intent to sell the “Brooksville Property” located at 19200 Cortez Boulevard, Brooksville, Florida 34601.

The property was originally purchased on April 28, 2023 for $5,050. The $3,050 mortgage with Republic Bank of Chicago was amended and restated on January 27, 2024 for $3,055. Additionally, a $500 Loan Extension Agreement was executed between the Company and ALF Trust u/a/d September 28, 2023 to ensure the Promissory Note necessary to fund the interest reserve and fees relating to the Loan Extension Agreement and the working capital needs of the Company. On April 3, 2024 the Company entered into a provisional agreement to sell the “Brooksville Property” for a total consideration of $7,200 whereby the buyer placed a non-refundable $100 deposit in escrow and has 60 days to decide whether to complete the transaction. On June 19, 2024 the Company was advised by Brooksville that the contract for the sale of the “Brooksville Property” was terminated by the Buyer on June 7, 2024 as this was the final date for return of their refundable escrow deposit. On July 11, 2024, the Company received definitive notice that the Buyer was no longer able to commit to purchase the property.

On May 22, 2025, the Company signed a Membership Interest Purchase Agreement (MIPA) with Brooksville FL Partners, LLC (“Buyer”) the holder of the minority stake in Brooksville, for the sale of its full interests in Brooksville for total consideration of $800.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD (continued)

On May 27, 2025, the MIPA closing took place and the Escrow agent received $800 from the Buyer. The Escrow agent completed payments to Cuentas’ 4 major creditors whose total debt of $1,140 was settled for approx. $666

As of June 30, 2024, Company’s management determined that its investment in Brooksville is intended to be sold and accounted for its investment in Brooksville at fair value. The Company recorded loss on impairment of an investment in an unconsolidated entity of $1,216 in the financial statements for the six months ended June 30, 2024.

C.

On May 20, 2024 the Company and OLB Group, Inc., (“OLB”) entered into a Membership Interest Purchase Agreement according to which the Company sold to OLB its 19.99% membership interest in Cuentas SDI for total consideration of $215. OLB paid $40 at closing and the remaining $175 shall be paid in 17 monthly installments. Until the balance is paid in full OLB shall reserve in escrow in favor of the Company, 38,000 shares of common stock of OLB.

On May 23, 2025 the Company and OLB signed a settlement agreement to cover all outstanding balance, OLB will pay the Company upon signing the agreement $25 and additional $25 as credited. As of June 30, 2024, the Company recorded $68 of credit loss expenses resulting the above agreement.

D.	On June 3, 2024, the Company signed a Non Binding Letter of Intent (LOI) with World Mobile Group Ltd (“World Mobile”), a UK limited company to leverage the World Mobile sharing economy to expand network coverage and provide affordable connectivity, while also offering Cuentas’ digital products to customers.

Cuentas and World Mobile will collaborate to integrate Cuentas’ fintech, banking, payments, remittance, and other financial services into the World Mobile app and ecosystem. This integration aims to enhance the user experience and expand the range of available services.

World Mobile transferred $50 to Cuentas as a refundable Security Deposit upon signing the LOI. This LOI serves as a preliminary expression of intent between World Mobile and Cuentas and is not legally binding, except where explicitly stated.

On April 21, 2025, the Company and World Mobile entered into a Contribution Agreement to form World Mobile LLC, a Delaware limited liability company (the “JV Company”), as a joint venture to operate a mobile virtual network operator (“MVNO”) business. The Company will hold a 51% membership interest and World Mobile will hold a 49% membership interest in the JV Company, with World Mobile’s appointee serving as the sole managing member. Profits, losses, and cash distributions of the JV Company are generally allocated 85% to World Mobile Group and 15% to the Company, except that for certain “Cuentas-related Brands,” such allocations are 85% to Cuentas and 15% to World Mobile Group. The Company contributes rights, title, and interest in its MVNO business (including the PLUM contract) to the JV Company, while World Mobile contributes $300 in capital.

On April 23, 2025 and May 15, 2025, Cuentas executed related letter agreements confirming the assignment of its Reseller Master Services Agreement with UVNV, Inc. (d/b/a PLUM) to the JV Company and granting the Company management of certain Cuentas Mobile brands on the JV Company platform, with respective profit/loss sharing as noted above.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD (continued)

E.

On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core agreed to sell to the Company 6% of its interest in the Lakewood Manager to the Company in exchange for 295,282 shares of the Company’s common stock, representing 19.99% of the then outstanding shares of the Company’s common stock, The Company issued 295,282 shares to be held in escrow until certain terms of the MIPA were satisfied, such terms were satisfied on February 27, 2023 and the Company closed this transaction on or about March 9, 2023.

The 6% equity in the Lakewood Manager was valued at approximately $700. The company used the measurement alternative which provides an accounting framework for valuing an equity security investment in the absence of a readily determinable fair value. Accordingly, the investment was accounted for at a cost basis.

Core claimed significant financial and other damages because the Company’s Shares were never released and delivered to Core even though Core fulfilled all of its obligations pursuant to the MIPA.

In June 2025, the Company’s management initiated negotiations of a settlement agreement with Core, pursuant to which the Company agrees to transfer and assign all rights of its membership units of 4280 Lakewood Road Manager, LLC to Core and in return, Core shall transfer and assign any and all rights of the Company’s Shares held in escrow, back to the Company.

Subsequently, the Company recognized an impairment loss in the amount of $700 on its equity investment in 4280 Lakewood Road Manager, LLC., as of June 30, 2024.

F.

On April 12, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement (the “Purchase Agreement”) with EAdvance Services LLC. (the “Buyer”), pursuant to which the Company sold the Buyer future receipts of the Company in the principal amount of $80. The Company received net proceeds of $76 after origination fee of $4. The estimated cost of the financing of $40 is amortized to interest expenses over the respective term of the financing, 28 weeks. The Estimated weekly payment based on gross sales calculation was $4. As of June 30, 2024, the Company failed to make the weekly payments resulting in default of the Purchase Agreement and calculated the balance of the financing arrangement at $155.

On May 22, 2025, the Company settled outstanding obligations with EAdvance Services LLC for $60, with cancellation of all prior UCC filings, liens, encumbrances, or personal guarantees relating to the claim. Mutual releases were also executed by both parties.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the six months ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	84,999	$36.97
Granted	270,920	$0.32
Exercised	-	-
Forfeited or expired	1,538	$67.99
Outstanding at June 30, 2024	354,381	$8.78
Number of options exercisable at June 30, 2024	354,381	$8.78

The aggregate intrinsic value of the awards outstanding as of June 30, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.21 as of June 30, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continued)

Costs incurred in respect of stock-options compensation for employees and directors, for the six months ended June 30, 2024 and 2023 were $161 and $287, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

The stock options outstanding as of June 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of June 30, 2024
$36.40	83,461	5.57	83,461
$0.32	270,920	9.65	270,920
	354,381		354,381

The stock options outstanding as of June 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of June 30, 2023
$97.50	2,769	0.21	2,769
$67.99	1,538	0.74	1,538
$36.40	118,077	8.43	114,228
	122,384		118,535

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Six months ended June 30,
	2024	2023

Sales:
Sales to SDI Cuentas LLC (formerly related party see Note 3.C)	$77	$30
Total sales to related parties	$77	$30

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$565	$-
Total sales to related parties	$565	$-

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES (continued)

B.	Balances with related parties and officers:

	June 30,	December 31,
	2024	2023

Arik Maimon (Chairman of the Board and the CEO)	$13	$73
Michael De Prado (Vice Chairman of the Board and President)	65	99
Current assets - Related parties	78	172

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	270	1,300
SDI Cuentas LLC. (formerly related party see Note 3.C)	8	-
Current assets – Accounts receivables	278	1,300

Total Due from related parties	$356	$1,472

(a)	On June 26, 2009 the Company and Next Communications INC entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement

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

A.	Revenue by product:

	Six months ended June 30,
	2024	2023

Telecommunications	$26	$74
Wholesale telecommunication services	569	-
Digital products and General Purpose Reloadable Cards	77	30
Total revenues	$672	$104

B.	Gross profit (loss) by product:

	Six months ended June 30,
	2024	2023

Telecommunications	$12	$(44)
Wholesale telecommunication services (*)	4	-
Digital products and General Purpose Reloadable Cards	(93)	(128)
Total Gross Loss	$(77)	$(172)

(*)	On July 17, 2023 the Company and ASAL Communication, S.A. DE C.V (“ASAL”) entered into an Interconnection Agreement according to which ASAL shall provide the Company intermediary telecommunication services consisting of data, voice and other traffic though ASAL’s public telecommunication network, in order to terminate them in Mexico at price determined in the agreement and as may mutually change from time to time. The agreement shall be in effect for the initial period of one year and may be terminated by either party after the laps of the initial period by providing a written notice of termination of at least 90 days in advance. Neither Party provided written notice and the Agreement was automatically renewed.

C.	Long lived assets by product:

	June 30,	December 31,
	2023	2023

Telecommunications	$2	$2
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	9	11
	$11	$13

For the six months ended June 30, 2024 and 2023, the Company’s sales to Cuentas SDI LLC were approximately 13% and 29% of the Company’s total revenue, respectively. All of the Company’s sales were generated in the U.S in 2024 and 2023.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – SUBSEQUENT EVENTS

Interactive Communications International, Inc., termination agreement.

On August 8, 2024, the Company entered into a Termination Agreement to the Processing Services Agreement with Interactive Communications International, Inc., (“InComm”) according to which InComm agreed to waive its outstanding balance of $475 owed by Company to InComm as a result of unpaid Monthly Minimum Fees dating back to December 2022. In accordance with instructions from the Issuing Bank as a result of the closure of the Prepaid Product program managed by Company on behalf of the Issuing Bank, InComm will destroy any remaining un-issued Prepaid Products and all related collateral in its or its print vendors’ possession forthwith. InComm and Company will cooperate with the Issuing Bank for the unwinding and sunsetting of the Prepaid Product program.

Cuentas will still maintain its Digital Content and Distribution Agreements with InComm as it works on the transportation, bodega and cellular markets.

The Company recorded income of $517 in Other Income, Net for the six months ended June 30, 2024.

1800 Diagonal Lending, LLC

See Note 3A above.

Disposal of Ownership Interest in Brooksville Development Partners

See Note 3B above.

Joint Venture with World Mobile Group Ltd.

See Note 3D above.

EAdvance Services LLC.

See Note 3F above.

Settlement of Legal and Other Contingencies

Crosshair Media Placement, LLC: On May 13, 2025, Cuentas’ President and CEO provided a Joint Personal Guaranty to Crosshair Media Placement, LLC for the full payment of amounts owed by Cuentas pursuant to a judgment totaling $454 plus interest and attorney’s fees.

Alexandra Calicchio: On May 22, 2025, Cuentas entered into a settlement agreement for $28 to satisfy a judgment originating from a previously adjudicated legal matter, with mutual release of claims.

The Company has evaluated all other events or transactions that occurred after June 30, 2024 through the date these condensed consolidated interim financial statements were issued and determined that no other material subsequent events required disclosure or adjustment in the financial statements.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”) which provides wholesale and retail telecommunications services, Tel3, a division of M&M, is a retail long distance calling platform which provides prepaid calling services to consumers directly and operates in a complimentary space as M&M. The Company also own 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. WSN equipment was installed in several sites and financial viability is being studied. Results from these test sites will determine if future installations will be completed. Additionally, Cuentas is evaluating the synergy between CuentasMAX and World Mobile’s platform for potential integration and further development or enhancement of platforms.

The Company is focusing its business mainly on using proprietary technologies to integrate FinTech (Financial Technology), e-finance and e-commerce services into solutions that deliver mobile financial services, prepaid debit and digital content services to the unbanked, under-banked and underserved populations nationally in the USA. The Cuentas technology platform integrates Cuentas Mobile, the Company’s Telecommunications solution, with its core financial services offerings to help entire communities enter the modern financial marketplace. Prior to the August 12, 2024, termination discussed below, Our General Purpose Reloadable (GPR) “Debit Card” is designed to allow customers to purchase prepaid products and services, including third party digital content, gift cards, remittances, mobile phone topups and other digital services. An agreement with Interactive Communications International, Inc. (“InComm”) a leading stored-value and digital-content network, enables us to market and distribute a line of prepaid digital content and gift cards targeted towards the Latin American market. Cuentas is able to purchase InComm’s prepaid digital content and gift cards at a discount and resell these same products in real time through the Black 011 portal and the Cuentas SDI network of over 31,000 bodegas. Cuentas is able to offer these digital products to the public, many at discounted prices, while making a small profit margin which varies from product to product. The prepaid digital content and gift cards include Amazon Cash, XBox, PlayStation, Nintendo, Karma Koin, Transit System Loads & Reloads (LA TAP, NY Transit, Grand Rapids, CT GO), Burger King, Cabela’s, Bass Pro Shops, AT&T, Verizon, Mango Mobile, Black Wireless and other prepaid wireless carriers in the United States.

On August 12 2024, the Company and InComm mutually agreed to sunset the processing agreement that supported the Cuentas Prepaid Mastercard® program. In connection with the wind-down, InComm issued a $475,000 credit to Cuentas in full and final settlement of all obligations under the processing agreement. The Company recognized the credit as other income in the third quarter of 2024. No further liabilities remain outstanding, and all prepaid card accounts were deactivated on or before that date.

The Company continues to maintain and develop its long-standing InComm Resale Agreement, under which it supplies digital content, transit reloads, mobile top-ups, bodega access and cellular offerings to its target market. Accordingly, while the Company has exited the prepaid debit-card vertical, it remains fully engaged in the FinTech sector and leverages InComm’s nationwide distribution network for higher-margin digital-content products.

Since the first quarter of 2023, we have made equity investments in real estate projects in Florida under the name Cuentas Casa. Cuentas Casa partners with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. Our goal is to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families. Our real estate investments are intended to broaden our reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow us to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the United States. We believe that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue. Due to liquidity issues impeding the operation and development of its core mobile fintech and carrier services, on April 3, 2024, the limited liability company in which Cuentas has a 63.9% equity interest (“Brooksville Development Partners, LLC” or “BDP”), entered into an agreement to sell the vacant land located in Brooksville, Florida (the “Brooksville Property”) The Brooksville Property was originally purchased by BDP on April 28, 2023 for $5.05 million, $2 million of which was contributed by Cuentas. On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds are to be used for operating expenses. With these funds, the Company was able to settle debts totaling approx. $1.132M with 4 major creditors for final actual cost of $666,356

Efforts to Upgrade our Technology Platforms and Increase Sales of our Fintech Products and Services Through Cuentas-SDI and Introduction of New Fintech Solutions

In April 2023, CIMA Telecom, which provided maintenance and support services for our fintech mobile app technology platform, shut down access to the platform as we were transitioning to a new, improved platform. The Cuentas prepaid Mastercard platform continued to be active and the associated prepaid fintech platform behind it continued to function properly until the termination of the InComm agreement in August 2024 as listed below.

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

Cuentas has agreed with Sutton Bank to wind down its relationship during 2024. These activities were completed in August 2024 concurrent with the termination of the InComm processing agreement described above. On May 16, 2024, the Company received a Notice of Termination of Contract from Sutton Bank. Management has been evaluating other alternatives including replacing issuing bank and other enhanced FinTech enabled solutions.

Cuentas Prepaid Mastercard account holders may deposit funds to their account (until the August 12 2024 wind-down) via (a) no-cost Direct Deposit, or (b) for a small charge, using InComm’s VanillaLoad network in over 200,000 locations at major retailers like Walmart, CVS, Walgreens, Dollar General, and more.

Once account holders had available funds, they can use their Cuentas Prepaid Mastercard® wherever prepaid Mastercards are accepted worldwide and at most ATMs in the U.S., and many international ATMs.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the six months ended June 30, 2024, totaled $672,000 compared to $104,000 for the six months ended June 30, 2023. The increase in our sales is mainly related to the increase in wholesale telecommunication services in the amount of $569,000 from our Bilateral Wholesale Carrier Agreement with others including Next Communications INC., a company controlled by Arik Maimon our Chairman of the Board and our CEO and an increase of $47,000 in the sales of digital products and General-Purpose Reloadable Cards partially offset by the decrease of $48 in our sales of telecommunications with TEL3.

Revenue by product for the six months ended June 30, 2024, and the six months ended June 30, 2023 are as follows:

	Six Months Ended
	June 30
	2024	2023
	Dollars in thousands
Telecommunications	$26	$74
Wholesale telecommunication services	569	-
Digital products and General Purpose Reloadable Cards	77	30
Total revenue	$672	$104

Costs of Revenue and Gross profit

Cost of revenues during the six months ended June 30, 2024 totaled $749,000 compared to $276,000 for the six months ended June 30, 2023.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $565,000 during the six months ended June 30, 2024 and $0 during the six months ended June 30, 2023.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $170,000 during the six months ended June 30, 2024 and $158,000 during the six months ended June 30, 2023.

Gross loss by product for the six months ended June 30, 2024, and the six months ended June 30, 2023 are as follows:

	Six Months Ended
	June 30
	2024	2023
	Dollars in thousands
Telecommunications	$12	$(44)
Wholesale telecommunication services	4	-
Digital products and General Purpose Reloadable Cards	(93)	(128)
Total Gross profit (loss)	$(77)	$(172)

Gross profit margin for the six months ended June 30, 2024 was negative for the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup and the telecommunications segment. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenues during the year ended December 31, 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Gross loss margin for the six months ended June 30, 2024 was 11% consisting of 46% gross profit margin for the telecommunications segment and offset by a gross loss margin of 121% for the digital product and general purpose reloadable cards segment. The gross loss for the sale of digital product and general-purpose reloadable cards in the six months ended June 30, 2024 stemmed from the lower margins of our digital products since these sales derived from the sale of digital products bears minimal gross margins.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $1,262,000 during the six months ended June 30, 2024, compared to $2,407,000 during the six months ended June 30, 2023 representing a net decrease of $1,145,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Six Months Ended
	June 30
	2024	2023
	Dollars in thousands
Officers compensation	$152	$408
Directors fees	84	104
Share-based compensation	162	287
Professional services	372	486
Maintenance and support services	-	120
Legal fees	127	160
Payments in accordance with the processing service agreement with Incomm	100	125
Selling and Marketing	35	229
Settlements	-	299
Office expenses and other	211	183
Total	$1,243	$2,401

Selling, general and administrative expenses totaled $1,243,000 during the six months ended June 30, 2024, a net decrease of $1,158,000, or 48.2% compared to $2,401,000 during the six months ended June 30, 2023. The decrease in our Selling, general and administrative expenses during the six months ended June 30, 2024 compare to the six months ended June 30, 2023, is primarily attributable to the decrease in the amount of $256,000 in officers compensation attributable to the departure of several directors during 2023 and the reduction in the number of the officers of the Company in 2023, decrease in the amount of $125,000 in Share-based compensation and shares issued for services, decrease in the amount of $120,000 in maintenance and support services that were provided by CIMA, decrease in the amount of $114,000 in professional services and a decrease in selling and marketing expenses of $194,000 since the Company reduced significantly its selling and marketing campaigns starting 2023 due to its ineffectiveness and lack of resources.

Amortization of Intangible Assets

Amortization of intangible assets totaled $2,000 during the six months ended June 30, 2024 compared to $6,000 during the six months ended June 30, 2023. The amortization expense during the six months ended June 30, 2024, are related to the amortization of domain name purchased on March 5, 2021.

Other Income (Expenses)

Other expenses totaled $1,178,000 during the six months ended June 30, 2024. Other expenses are mainly comprised of gain of $599,000 from change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering and from income resulting from our settlement with InComm in the amount of $517, offset by Loss on impairment of our investment in Brooksville and Lakewood amounting to a total of $1,916,000.

Other expenses totaled $510,000 during the six months ended June 30, 2023. Other expenses are mainly comprised of impairment of our investment of $537,000 in Cuentas SDI.

Net Loss

We incurred a net loss of $2,517,000 for the six-month period ended June 30, 2024, as compared to a net loss of $3,107,000 for the six-month period ended June 30, 2023 due to the decrease in selling and general administrative expenses as described above.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

Revenue

The Company generates revenues through the sale and distribution of Digital products, wholesale telecommunication services and other related telecom services. Revenues during the three months ended June 30, 2024, totaled $34,000 compared to $40,000 for the three months ended June 30, 2023. The decrease in our sales is mainly related to the decrease in the sales of digital products and General-Purpose Reloadable Cards partially offset by the increase in our sales of wholesale telecommunications services by our wholly owned subsidiary, M&M.

Revenue by product for the three months ended June 30, 2024, and the three months ended June 30, 2023 are as follows:

	Three Months Ended
	June 30
	2024	2023
	Dollars in thousands
Telecommunications	$1	$20
Wholesale telecommunication services		-
Digital products	33	20
Total revenue	$34	$40

Costs of Revenue and Gross profit

Cost of revenues during the three months ended June 30, 2024 totaled $42,000 compared to $153,000 for the three months ended June 30, 2023.

Cost of revenue consists of costs related to the sale of the Company’s Digital products in the amount of $40,000 during the three months ended June 30, 2024 and $96,000 during the three months ended June 30, 2023.

Gross loss by product for the three months ended June 30, 2024, and the three months ended June 30, 2023 are as follows:

	Three Months Ended
	June 30
	2024	2023
	Dollars in thousands
Telecommunications	$(1)	$(37)
Wholesale telecommunication services	-	-
Digital products	(7)	(76)
Total Gross profit (loss)	$(8)	$(113)

Gross profit margin for the three months ended June 30, 2024 was negative both for the digital product and general purpose reloadable cards segment and for telecommunications. The gross loss for the sale of digital product and general-purpose reloadable (GPR) cards stemmed from termination of the GPR program and ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenues during the year ended December 31, 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In June 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Gross loss margin for the three months ended June 30, 2024 was 23% consisting of 100% gross profit margin for the telecommunications segment and of 21% for the digital product segment. The gross loss for the sale of digital product in the three months ended June 30, 2024 stemmed from the lower margins of our digital products since these sales derived from the sale of digital products bears minimal gross margins.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $488,000 during the three months ended June 30, 2024, compared to $780,000 during the three months ended June 30, 2023 representing a net decrease of $292,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	June 30
	2024	2023
	Dollars in thousands
Officers compensation	$142	$181
Directors fees	42	54
Share-based compensation	41	4
Professional services	81	228
Maintenance and support services	-	-
Legal fees	54	60
Payments in accordance with the processing service agreement with Incomm	25	75
Selling and Marketing	17	75
Settlements	-	-
Office expenses and other	69	87
Total	$471	$776

Selling, general and administrative expenses totaled $471,000 during the three months ended June 30, 2024, a net decrease of $255,000, or 33% compared to $776,000 during the three months ended June 30, 2023. The decrease in our Selling, general and administrative expenses during the three months ended June 30, 2024 compare to the three months ended June 30, 2023, is primarily attributable to the decrease in the amount of $39,000 in officers compensation and a decrease in the amount of $147,000 in professional services, attributable to the departure of several directors during 2023 and the reduction in the number of the officers and services providers of the Company in 2023, partially offset by increase in the amount of $37,000 in Share-based compensation and shares issued for services.

Amortization of Intangible Assets

Amortization of intangible assets totaled $0 during the three months ended June 30, 2024 compared to $4,000 during the three months ended June 30, 2023. The amortization expense during the three months ended June 30, 2023, and are related to the amortization of domain name purchased on March 5, 2021.

Other Income ( Expenses )

Other expenses totaled $1,576,000 during the three months ended June 30, 2024. Other income (expenses) are mainly comprised of gain of $107,000 from change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering and from income resulting from our settlement with InComm in the amount of $517, offset by Loss on impairment of our investments in Brooksville and Lakewood of $1,916,000.

Other expenses totaled $510,000 during the three months ended June 30, 2023. Other income (expenses) are mainly comprised of from impairment of our investment of $537,000 in Cuentas SDI.

Net Loss

We incurred a net loss of $2,072,000 for the three-month period ended June 30, 2024, as compared to a net loss of 1,412,000 for the three-month period ended June 30, 2023 due to the decrease in selling and general administrative expenses as described above.

Liquidity and Capital Resources

The Company was able to continue basic operations by working with executive management and a few select employees who were willing to work for the company and accept deferred and accrued compensation. This enabled the Company to continue efforts to manage legal issues, plan for the future, attempt to raise capital, renew operations and bring the company back to compliance.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2024, the Company had total current assets of $1,321,000, including $56,000 of cash, accounts receivables of $278,000, related parties in the amount of $78,000, fair value of our investment in Brooksville in the amount of $800,000 and other current assets of $109,000 and total current liabilities of $3,656,000 creating a working capital deficit of $2,335,000.

As of June 30, 2023, the Company had total current assets of $628,000, including $271,000 of cash, accounts receivables of $233,000, related parties in the amount of $88,000 and other current assets of $36,000 and total current liabilities of $2,173,000 creating a working capital deficit of $1,545,000.

The increase in our working capital deficit was mainly due the increase in our negative cash flow from operations activities in the amount of in the amount of $520,000 partially mitigated by our Cash and Cash equivalents from financing activities in the amount of $321,000 due to proceeds from short terms loan received.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of June 30, 2024, the Company had approximately $56,000 in cash and cash equivalents, approximately $2,335,000 in negative working capital and an accumulated deficit of approximately $57,463,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2024.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2024, resulted in net cash used of $520,000. Net cash used in operating activities consisted of a net loss of $2,517,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $161,000 and loss on impairment of investments in unconsolidated subsidiaries of $1,916,000, Changes in operating assets and liabilities utilized cash of $339,000, resulting mainly from an increase in accounts receivable of $1,487,000 offset by increase in accounts receivable – related parties of $763,000 and decrease in other accounts liabilities of $659,000.

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

Cash Flows – Investing Activities

The Company’s investment activities for the six months ended June 30, 2024 resulted in net cash provided by investment activities of $50,000 due to proceeds from sale of an investment in an unconsolidated entity.

The Company’s investment activities for the six months ended June 30, 2023 resulted in net cash used of $2,157,000 due to the Company’s investment in Brooksville Development Partners, LLC. in the amount of $2,064,000, investment in the amount of $15,000 in Cuentas Max LLC and investment in the amount of $78,000 in the roof.com domain.

Cash Flows – Financing Activities

The Company’s financing activities for the three months ended June 30, 2024, resulted in net cash received of $321,000 mainly consisting of $390,000 received from short term loan received. On February 7, 2024, the Company entered into an agreement with 1800 Diagonal Lending LLC, an accredited investor (the “Investor”), pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $178,250 (the “February Promissory Note”). The Company received net proceeds of $150,000 in consideration of issuance of the February Promissory Note after original issue discount of $23,250 and legal fees of $5,000. On April 22, 2024, the Company entered into a second agreement with the Investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $96,000 (the “April Promissory Note”). The Company received net proceeds of $75,000 in consideration of issuance of the April Promissory Note after original issue discount of $16,000 and legal fees of $5,000. The Company was unable to fully pay the remaining balance and the investor was awarded a judgement against Cuentas. On May 14, 2025, the Company entered into a settlement agreement with 1800 Diagonal Lending, LLC to resolve all outstanding obligations associated with a judgment and related promissory notes. After accounting for payments made, the Company agreed to a full and final settlement payment of $112,500, inclusive of interest and legal fees. The settlement resulted in the release of all liabilities relating to the judgment and promissory notes. Payment was made on May 27, 2025

The Company’s financing activities for the six months ended June 30, 2023, resulted in net cash received of $4,315,000, mainly consisting of $4,319,000 received from the sale of our common stock.

On May 22, 2025, the Company signed a Membership Interest Purchase Agreement (MIPA) with Brooksville FL Partners, LLC (“Buyer”) the holder of the minority stake in Brooksville, for the sale of its full Interests in Brooksville for total consideration of $800. The transaction closed on May 27, 2025 and, in accordance with the terms of the MIPA, the Company directed the escrow agent to disburse a portion of the sale proceeds to satisfy four outstanding obligations owed to certain judgment and debt holders. These settlement payments were made directly by the escrow agent on behalf of the Company in connection with the closing of the transaction.

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with OLB Group, Inc. (“Buyer”) whereby it acquired 19.99% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $215,500. OLB made payments totaling $108,000 and a final settlement was executed on May 23, 2025 where OLB paid $25k.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2024, are not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, the Chief Financial Officer has concluded that, as of the end of the period covered by this report, disclosure controls and procedures are not effective:

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

Changes in Internal Control over Financial Reporting

On June 30, 2025 our former Chief Financial Officer Mr. Zakai resigned from his position as Company’s CFO. On July 1, 2025, our Board of directors approved the nomination of Mr. Michael De Prado as Company’s Interim CFO.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of June 30, 2024, the company accrued $300,000 due to this matter. Was this settled ?

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $629,807.74, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. On May 13, 2025, the Company’s President and Chief Executive Officer executed a joint personal guaranty in favor of Crosshair Media Placement, LLC, securing the full payment of amounts owed by the Company pursuant to a judgment in the amount of $453,856.68, plus accrued interest and attorney’s fees. Pursuant to an agreement with Crosshair Media Placement, LLC’s legal counsel, the parties agreed to a full and final settlement in the amount of $465,856.68, inclusive of interest and legal fees. Payment was remitted on May 27, 2025, by the escrow agent in connection with the closing of the Membership Interest Purchase Agreement.

On February 8, 2023, a former employee of the Company, filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation. On May 22, 2025, the Company entered into a settlement agreement to resolve a previously adjudicated legal matter with a full and final payment of $28,000, inclusive of interest and legal fees. The settlement included mutual releases of claims by both parties. Although the payment was initially attempted on May 27, 2025, by the escrow agent handling the Membership Interest Purchase Agreement, it was completed on May 28, 2025, due to incorrect account information provided by the payee.

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

Cuentas, Inc.
(Registrant)

Date: July 2, 2025	By:	/s/ Shalom Arik Maimon
Chief Executive Officer