Form 10-Q
period 2024-09-30
Cuentas Inc.
filed 2025-07-02
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of September 30, 2025, the issuer had 2,730,058 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2024

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	$15	$205
Accounts Receivables – related parties	281	1,300
Accounts Receivables – others	-	7
Related parties	23	172
Other current assets	78	76
Investment in unconsolidated entity held for sale (Note 3b)	800	-
Total Current Assets	1,197	1,760

Non-Current Assets
Property and equipment, net	10	13
Investment in unconsolidated entities (Note 3b)	-	2,928
Intangible assets	-	19
Total Non-Current Assets	10	2,960

Total assets	$1,207	$4,720

Liabilities and Stockholders’ Deficit
Current Liabilities
Short term credit	$713	$-
Trade payable	1,993	1,497
Other accounts liabilities	921	2,230
Warrants liability, net	104	785
Deferred revenue	140	151
Notes and Loan payable	26	26
Total Current Liabilities	3,897	4,689

Non-Current Liabilities
Other long-term loans	102	101
Total Non-Current Liabilities	102	101

Total Liabilities	3,999	4,790

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 and 11,076,923 shares authorized as of September 30, 2024 and December 31, 2023, respectively; issued and outstanding 2,719,668 shares as of September 30, 2024 and December 31, 2023.	3	3
Additional paid-in capital	55,100	54,906
Treasury Stock	(33)	(33)
Accumulated deficit	(57,862)	(54,946)
Total Stockholders’ Deficit	(2,792)	(70)
Total Liabilities and Stockholders’ Deficit	$1,207	$4,720

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2024	2023	2024	2023

Revenues from related party	$81	$83	$4	$13
Revenues from other	595	917	-	882
Total revenues	676	1,000	4	895

Cost of revenues from related party	(565)	(854)	-	(854)
Other cost of revenues	(195)	(393)	(11)	(117)
Total cost of revenues	(760)	(1,247)	(11)	(971)

Gross loss	(84)	(247)	(7)	(76)

Operating expenses
Amortization of Intangible assets	(2)	(13)	-	(7)
Loss on impairment of intangible asset	(17)	-	-	-
Selling, General and administrative expenses	(1,542)	(3,499)	(299)	(1,097)
Total Operating expenses	(1,561)	(3,512)	(299)	(1,104)

Operating loss	(1,645)	(3,759)	(306)	(1,180)

Other expenses
Other income (loss), net	417	(537)	(9)	-
Interest (expenses) income, net	(98)	26	(57)	(3)
Loss upon default to pay principal and interest of Promissory Notes	(309)	-	(110)	-
Gain from Change in fair value of derivative warrants liability, net	682	-	83	-
Loss on impairment of held for sale investment in unconsolidated entities	(1,916)	-	-	-
Loss on sale of investment in unconsolidated entity	(47)	-	-	-
Loss from Change in fair value of stock-based liabilities	-	-	-	1
Total other expenses	(1,271)	(511)	(93)	(2)

Net loss before equity losses	(2,916)	(4,270)	(399)	(1,182)

Equity losses in unconsolidated entities	-	(24)	-	(5)
Net loss	$(2,916)	$(4,294)	$(399)	$(1,187)

Loss per share (basic and diluted)	(0.98)	(2.09)	(0.13)	(0.53)

Basic and diluted weighted average number of shares of common stock outstanding	2,972,994	2,052,604	2,972,994	2,227,973

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	194	-	-	194
Net loss for the period	-	-	-	-	(2,916)	(2,916)
BALANCE AT SEPTEMBER 30, 2024	2,719,668	3	55,100	(33)	(57,862)	(2,792)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JUNE 30, 2024	2,719,668	3	55,026	(33)	(57,463)	(2,426)

Share based Compensation	-	-	33	-	-	33
Net loss for the period	-	-	-	-	(399)	(399)
BALANCE AT SEPTEMBER 30, 2024	2,719,668	3	55,100	(33)	(57,862)	(2,792)

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT DECEMBER 31, 2022	1,473,645	4	52,051	(29)	(52,750)	(724)
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	907,679	1	6,033	-	-	6,034
Share based Compensation	43,144	-	290	-	-	290
Issuance of Shares of Common due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)	*	-	(4)	-	(4)
Reverse split	145	-	-	-	-	-
Net loss for the period ended September 30, 2023	-	-	-	-	(4,294)	(4,294)
BALANCE AT SEPTEMBER 30, 2023	2,719,668	5	59,074	(33)	(57,044)	2,002

(*)	represents amount less than $1 thousand.

(**)	Issuance expenses totaled $1,000.

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ equity (deficit)

BALANCE AT JUNE 30, 2023	2,103,365	4	57,357	(33)	(55,857)	1,471
Share based Compensation	-	-	3	-	-	3
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	616,303	1	1,714	-	-	1,715
Net loss for the period ended September 30, 2023	-	-	-	-	(1,187)	(1,187)
BALANCE AT SEPTEMBER 30, 2023	2,719,668	5	59,074	(33)	(57,044)	2,002

(*)	represents amount less than $1 thousand.

(**)	Issuance expenses totaled $319.

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,916)	$(4,294)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	194	290
Equity losses in non-consolidated entity	-	24
Amortization of discounts and accrued interest on loans	84	9
Loss upon default to pay principal and interest of Promissory Notes	309
Loss on impairment of an investment in an unconsolidated entity	1,916	537
Loss on sale of an unconsolidated entities	65	-
Loss on impairment of intangible asset	17
Loss from change in fair value of stock-based liabilities	-	-
Gain from change in fair value of derivative warrants liability	(682)	-
Depreciation expense	2	3
Amortization of intangible assets	2	13
Changes in Operating Assets and Liabilities:
Increase in accounts receivable – other	(765)	(651)
Decrease (Increase) in other current assets	64	(5)
Decrease (increase) in related parties, net	149	(127)
Increase in accounts payable	1,628	106
Decrease in other accounts liabilities	(648)	877
Decrease in deferred revenue	(11)	17
Net cash used in operating activities	(592)	(3,201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	-	(2,085)
Proceeds from sale of an investment in an unconsolidated entity	81
Purchase of intangible asset	-	(153)
Net cash provided by (used in) investing activities	81	(2,238)

CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance expense	-	6,034
Short term loans received	390	-
Short term loans repaid	(69)	-
Treasury stock	-	(4)
Net cash provided by finance activities	321	6,030

DECREASE IN CASH AND CASH EQUIVALENTS	(190)	591

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	205	466

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15	$1,057

	Nine months ended
	September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Sale of investment in an unconsolidated entity	144	-
Issuance of Shares of Common due to acquisition of an asset	-	700

Cash paid during the period for interest	14	-
Cash paid during the period for taxes	-	-

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2024, the Company had $15 in cash and cash equivalents, $2,700 in negative working capital, shareholder’s deficit of $2,792 and an accumulated deficit of $57,862. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. After the balance sheet date the Company liquidated its interest in Brooksville and had reach several settlement agreements with some of its creditors (see notes 3 and 7). These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for nine-months ended September 30, 2024. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2024. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

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

Recently Adopted Accounting Standards

During the nine months ended September 30, 2024, the Company was not required to adopt any recently issued accounting standards.

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

As of September 2024, the Company failed to pay the September 2024 repayment amount under the February Promissory Note resulting in default of the February Promissory Note and April Promissory Note and calculated the balance of the notes payable at $206 and $154, respectively, recording a loss of $120 as result of the default to pay principal and interest of the February Promissory Note and April Promissory Note.

On May 14, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “1800 Agreement”) with 1800 Diagonal Lending, LLC for the obligations under the February Promissory Note and the April Promissory Note. According to the 1800 Agreement the Company will pay $112.5, for the full release from all liabilities associated with the related judgment and promissory notes.

On May 27, 2025, full payment of $112.5 was made and on September 6, 2025, the reserve of shares held at the transfer agent were retired.

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

The property was originally purchased on April 28, 2023 for $5,050. The $3,050 mortgage with Republic Bank of Chicago was amended and restated on January 27, 2024 for $3,055. Additionally, a $500 Loan Extension Agreement was executed between the Company and ALF Trust u/a/d September 28, 2023 to ensure the Promissory Note necessary to fund the interest reserve and fees relating to the Loan Extension Agreement and the working capital needs of the Company. On April 3, 2024 the Company entered into a provisional agreement to sell the “Brooksville Property” for a total consideration of $7,200 whereby the buyer placed a non-refundable $100 deposit in escrow and has 60 days to decide whether to complete the transaction. On September 19, 2024 the Company was advised by Brooksville that the contract for the sale of the “Brooksville Property” was terminated by the Buyer on September 7, 2024 as this was the final date for return of their refundable escrow deposit. On July 11, 2024, the Company received definitive notice that the Buyer was no longer able to commit to purchase the property.

On May 22, 2025, the Company signed a Membership Interest Purchase Agreement (MIPA) with Brooksville FL Partners, LLC (“Buyer”) the holder of the minority stake in Brooksville, for the sale of its full interests in Brooksville for total consideration of $800.

On May 27, 2025, the MIPA closing took place and the Escrow agent received $800 from the Buyer. The Escrow agent completed payments to Cuentas’ 4 major creditors whose total debt of $1.14M was settled for approx. $666.3k

As of September 30, 2024, Company’s management determined that its investment in Brooksville is intended to be sold and accounted for its investment in Brooksville at fair value. The Company recorded loss on impairment of an investment in an unconsolidated entity of $1,216 in the financial statements for the nine months ended September 30, 2024.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD (continued)

C.	On May 20, 2024 the Company and OLB Group, Inc., (“OLB”) entered into a Membership Interest Purchase Agreement according to which the Company sold to OLB its 19.99% membership interest in Cuentas SDI for total consideration of $215.5. OLB paid $40 at closing and the remaining $175.5 shall be paid in 17 monthly installments of $10. Until the balance is paid in full OLB shall reserve in escrow in favor of the Company, 38,000 shares of common stock of OLB. On May 23, 2025 the Company and OLB signed a settlement agreement according to which to cover all outstanding balance, OLB will pay the Company upon singing the agreement $25 and additional $25 as credited. As of September 30, 2024, the Company recorded $68 of credit loss expenses resulting the above agreement.

D.	On September 3, 2024, the Company signed a Non Binding Letter of Intent (LOI) with World Mobile Group Ltd (“World Mobile”), a UK limited company to leverage the World Mobile sharing economy to expand network coverage and provide affordable connectivity, while also offering Cuentas’ digital products to customers.

Cuentas and World Mobile will collaborate to integrate Cuentas’ fintech, banking, payments, remittance, and other financial services into the World Mobile app and ecosystem. This integration aims to enhance the user experience and expand the range of available services.

World Mobile transferred $50 to Cuentas as a refundable Security Deposit upon signing thie LOI. This LOI serves as a preliminary expression of intent between World Mobile and Cuentas and is not legally binding, except where explicitly stated.

On April 21, 2025, the Company and World Mobile entered into a Contribution Agreement to form World Mobile LLC, a Delaware limited liability company (the “JV Company”), as a joint venture to operate a mobile virtual network operator (“MVNO”) business. The Company will hold a 51% membership interest and World Mobile will hold a 49% membership interest in the JV Company, with World Mobile’s appointee serving as the sole managing member. Profits, losses, and cash distributions of the JV Company are generally allocated 85% to World Mobile Group and 15% to the Company, except that for certain “Cuentas-related Brands,” such allocations are 85% to Cuentas and 15% to World Mobile Group. The Company contributes rights, title, and interest in its MVNO business (including the PLUM contract) to the JV Company, while World Mobile contributes $300,000 in capital.

On April 23, 2025 and May 15, 2025, Cuentas executed related letter agreements confirming the assignment of its Reseller Master Services Agreement with UVNV, Inc. (d/b/a PLUM) to the JV Company and granting the Company management of certain Cuentas Mobile brands on the JV Company platform, with respective profit/loss sharing as noted above.

E.	On August 8, 2024, the Company entered into a Termination Agreement to the Processing Services Agreement with Interactive Communications International, Inc., (“InComm”) according to which InComm agreed to waive its outstanding balance of $475 owed by Company to InComm as a result of unpaid Monthly Minimum Fees dating back to December 2022. In accordance with instructions from the Issuing Bank as a result of the closure of the Prepaid Product program managed by Company on behalf of the Issuing Bank, InComm will destroy any remaining un-issued Prepaid Products and all related collateral in its or its print vendors’ possession forthwith. InComm and Company will cooperate with the Issuing Bank for the unwinding and sunsetting of the Prepaid Product program.

Cuentas will still maintain its Digital Content and Distribution Agreements with InComm as it works on the transportation, bodega and cellular markets.The Company recorded income of $517 in Other Income, Net for the nine months ended September 30, 2024.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD (continued)

F.

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

G.

On April 12, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement (the “Purchase Agreement”) with EAdvance Services LLC. (the “Buyer”), pursuant to which the Company sold the Buyer future receipts of the Company in the principal amount of $80. The Company received net proceeds of $76 after origination fee of $4. The estimated cost of the financing of $40 is amortized to interest expenses over the respective term of the financing, 28 weeks. The Estimated weekly payment based on gross sales calculation was $4. As of September 30, 2024, the Company failed to make the weekly payments resulting in default of the Purchase Agreement and calculated the balance of the financing arrangement at $155.

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

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the nine months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2023	84,999	$36.97
Granted	270,920	$0.32
Exercised	-	-
Forfeited or expired	1,538	$67.99
Outstanding at September 30, 2024	354,381	$8.78
Number of options exercisable at September 30, 2024	354,381	$8.78

The aggregate intrinsic value of the awards outstanding as of September 30, 2024 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.12 as of September 30, 2024, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the nine months ended September 30, 2024 and 2023 were $194 and $34, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

The stock options outstanding as of September 30, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of September 30, 2024
$36.40	83,461	5.32	83,461
$0.32	270,920	9.40	270,920
	354,381		354,381

The stock options outstanding as of September 30, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options vested
	As of September 30, 2023
$67.99	1,538	0.52	1,538
$36.40	118,077	8.18	114,228
	119,615		119,615

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30,
	2024	2023

Sales:
Sales to SDI Cuentas LLC (formerly related party see Note 3.C)	$81	$83
Total sales to related parties	$81	$83

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$565	$854
Total sales to related parties	$565	$854

B.	Balances with related parties and officers:

	September 30,	December 31,
	2024	2023

Arik Maimon (Chairman of the Board and the CEO)	$13	$73
Michael De Prado (Vice Chairman of the Board and President)	10	99
Current assets - Related parties	23	172

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	1,300
SDI Cuentas LLC. (formerly related party see Note 3.C)	10	-
Current assets – Accounts receivables	281	1,300

Total Due from related parties	$304	$1,472

(a)	On September 26, 2009 the Company and Next Communications INC entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement

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

A.	Revenue by product:

	Nine months ended September 30,
	2024	2023

Telecommunications	$26	$57
Wholesale telecommunication services	569	860
Digital products and General Purpose Reloadable Cards	81	83
Total revenues	$676	$1,000

B.	Gross profit (loss) by product:

	Nine months ended September 30,
	2024	2023

Telecommunications	$8	$(167)
Wholesale telecommunication services (*)	4	6
Digital products and General Purpose Reloadable Cards	(96)	(86)
Total Gross Loss	$(84)	$(247)

(*)	On July 17, 2023 the Company and ASAL Communication, S.A. DE C.V (“ASAL”) entered into an Interconnection Agreement according to which ASAL shall provide the Company intermediary telecommunication services consisting of data, voice and other traffic though ASAL’s public telecommunication network, in order to terminate them in Mexico at price determined in the agreement and as may mutually change from time to time. The agreement shall be in effect for the initial period of one year and may be terminated by either party after the laps of the initial period by providing a written notice of termination of at least 90 days in advance. Neither Party provided written notice and the Agreement was automatically renewed.

C.	Long lived assets by product:

	September 30,	December 31,
	2023	2023

Telecommunications	$2	$2
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	8	11
	$10	$13

For the nine months ended September 30, 2024 and 2023, the Company’s sales to Cuentas SDI LLC were approximately 12% and 8% of the Company’s total revenue, respectively. All of the Company’s sales were generated in the U.S in 2024 and 2023.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 7 – SUBSEQUENT EVENTS

Interactive Communications International, Inc., termination agreement.

 See Note 3e above.

1800 Diagonal Lending, LLC

See Note 3A above.

Disposal of Ownership Interest in Brooksville Development Partners

See Note 3B above.

Joint Venture with World Mobile Group Ltd.

See Note 3D above.

EAdvance Services LLC.

See Note 3G above.

Settlement of Legal and Other Contingencies

Crosshair Media Placement, LLC: On May 13, 2025, Cuentas’ President and CEO provided a Joint Personal Guaranty to Crosshair Media Placement, LLC for the full payment of amounts owed by Cuentas pursuant to a judgment totaling $454 plus interest and attorney’s fees.

Alexandra Calicchio: On May 22, 2025, Cuentas entered into a settlement agreement for $28,000 to satisfy a judgment originating from a previously adjudicated legal matter, with mutual release of claims.

The Company has evaluated all other events or transactions that occurred after September 30, 2024 through the date these condensed consolidated interim financial statements were issued and determined that no other material subsequent events required disclosure or adjustment in the financial statements.

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

In May 2023, The OLB Group (NASDAQ: OLB) (“OLB”) terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In September 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and have re-opened the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri-state area.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2024 to the nine months ended September 30, 2023

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the nine months ended September 30, 2024, totaled $676,000 compared to $1,000,000 for the nine months ended September 30, 2023. The decrease in our sales is mainly related to the decrease in wholesale telecommunication services in the amount of $569,000 from our Bilateral Wholesale Carrier Agreement with others including Next Communications INC., a company controlled by Arik Maimon our Chairman of the Board and our CEO.

Revenue by product for the nine months ended September 30, 2024, and the nine months ended September 30, 2023 are as follows:

	Nine Months Ended
	September 30
	2024	2023
	Dollars in thousands
Telecommunications	$26	$57
Wholesale telecommunication services	569	860
Digital products and General Purpose Reloadable Cards	81	83
Total revenue	$676	$1,000

Costs of Revenue and Gross profit

Cost of revenues during the nine months ended September 30, 2024 totaled $760,000 compared to $1,247,000 for the nine months ended September 30, 2023.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $565,000 during the nine months ended September 30, 2024 and $854 during the nine months ended September 30, 2023.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $177,000 during the nine months ended September 30, 2024 and $169,000 during the nine months ended September 30, 2023.

Gross loss by product for the nine months ended September 30, 2024, and the nine months ended September 30, 2023 are as follows:

	Nine Months Ended
	September 30
	2024	2023
	Dollars in thousands
Telecommunications	$8	$(167)
Wholesale telecommunication services	4	6
Digital products and General Purpose Reloadable Cards	(96)	(86)
Total Gross profit (loss)	$(84)	$(247)

Gross profit margin for the nine months ended September 30, 2024 was negative for the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup and the telecommunications segment. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenues during the year ended December 31, 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In September 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $1,561,000 during the nine months ended September 30, 2024, compared to $3,512,000 during the nine months ended September 30, 2023 representing a net decrease of $1,951,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Nine Months Ended
	September 30
	2024	2023
	Dollars in thousands
Officers compensation	$152	$699
Directors fees	125	267
Share-based compensation	194	290
Professional services	556	737
Maintenance and support services	-	120
Legal fees	127	302
Payments in accordance with the processing service agreement with Incomm	100	200
Selling and Marketing	35	278
Settlements	-	299
Office expenses and other	253	307
Total	$1,542	$3,499

Selling, general and administrative expenses totaled $1,542,000 during the nine months ended September 30, 2024, a net decrease of $1,957,000, or 56% compared to $3,499,000 during the nine months ended September 30, 2023. The decrease in our Selling, general and administrative expenses during the nine months ended September 30, 2024 compare to the nine months ended September 30, 2023, is primarily attributable to the decrease in the amount of $547,000 in officers compensation attributable to the departure of several directors during 2023 and the reduction in the number of the officers of the Company in 2023, decrease in the amount of $96,000 in Share-based compensation and shares issued for services, decrease in the amount of $120,000 in maintenance and support services that were provided by CIMA, decrease in the amount of $181,000 in professional services and a decrease in selling and marketing expenses of $241,000 since the Company reduced significantly its selling and marketing campaigns starting 2023 due to its ineffectiveness and lack of resources.

Amortization of Intangible Assets

Amortization of intangible assets totaled $2,000 during the nine months ended September 30, 2024 compared to $6,000 during the nine months ended September 30, 2023. The amortization expense during the nine months ended September 30, 2024, are related to the amortization of domain name purchased on March 5, 2021.

Other Income (Expenses)

Other expenses totaled $1,272,000 during the nine months ended September 30, 2024. Other income (expenses) are mainly comprised of gain of $682,000 from change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering and from income resulting from our settlement with InComm in the amount of $517,000, offset by Loss on impairment of our investment in Brooksville and Lakewood amounting to a total of $1,916,000.

Other expenses totaled $511,000 during the nine months ended September 30, 2023. Other income (expenses) are mainly comprised of from impairment of our investment of $537,000 in Cuentas SDI.

Net Loss

We incurred a net loss of $2,916,000 for the nine-month period ended September 30, 2024, as compared to a net loss of $4,270,000 for the nine-month period ended September 30, 2023 due to the decrease in selling and general administrative expenses as described above.

Comparison of the three months ended September 30, 2024 to the three months ended September 30, 2023

Revenue

The Company generates revenues through the sale and distribution of Digital products, wholesale telecommunication services and other related telecom services. Revenues during the three months ended September 30, 2024, totaled $4,000 compared to $895,000 for the three months ended September 30, 2023. The decrease in our sales is mainly related to the decrease in the sales of digital products and General-Purpose Reloadable Cards partially offset by the increase in our sales of wholesale telecommunications services by our wholly owned subsidiary, M&M.

Revenue by product for the three months ended September 30, 2024, and the three months ended September 30, 2023 are as follows:

	Three Months Ended
	September 30
	2024		2023
	Dollars in thousands
Telecommunications	$		$22
Wholesale telecommunication services			860
Digital products		4	13
Total revenue		$4	$895

Costs of Revenue and Gross profit

Cost of revenues during the three months ended September 30, 2024 totaled $11,000 compared to $971,000 for the three months ended September 30, 2023.

Gross loss by product for the three months ended September 30, 2024, and the three months ended September 30, 2023 are as follows:

	Three Months Ended
	September 30
	2024	2023
	Dollars in thousands
Telecommunications	$-	$(40)
Wholesale telecommunication services	-	6
Digital products	(7)	(42)
Total Gross profit (loss)	$(7)	$(76)

Gross profit margin for the three months ended September 30, 2024 was negative both for the digital product and general purpose reloadable cards segment and for telecommunications. The gross loss for the sale of digital product and general-purpose reloadable (GPR) cards stemmed from termination of the GPR program and ceasing all activities with Cuentas SDI LLC. In addition, in April 2023, CIMA, which provided maintenance and support services for our technology platform, shut down access to the platform as we were transitioning to a new, improved platform. During the first quarter of 2023, we reduced product availability to Cuentas-SDI to allow Cuentas-SDI to catch up on its payments and during the second quarter of 2023 we curtailed all services to Cuentas-SDI and marketing initiatives with Cuentas-SDI due to its inability to reduce its debt significantly. These disruptions to our fintech solutions and technology business were a major reason for the decline in revenues during the year ended December 31, 2023. In May 2023, The OLB Group terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In September 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $299,000 during the three months ended September 30, 2024, compared to $1,104,000 during the three months ended September 30, 2023 representing a net decrease of $805,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	September 30
	2024	2023
	Dollars in thousands
Officers compensation and Directors fees	$41	$454
Share-based compensation	32	3
Professional services	182	250
Maintenance and support services	-	-
Legal fees	-	142
Payments in accordance with the processing service agreement with Incomm	-	75
Selling and Marketing	2	49
Settlements	-	-
Office expenses and other	42	124
Total	$299	$1,097

Selling, general and administrative expenses totaled $299,000 during the three months ended September 30, 2024, a net decrease of $798,000, or 73% compared to $1,097,000 during the three months ended September 30, 2023. The decrease in our Selling, general and administrative expenses during the three months ended September 30, 2024 compare to the three months ended September 30, 2023, is primarily attributable to the decrease in the amount of $291,000 in officers compensation and a decrease in the amount of $68,000 in professional services, attributable to the departure of several directors during 2023 and the reduction in the number of the officers and services providers of the Company in 2023, partially offset by increase in the amount of $29,000 in Share-based compensation and shares issued for services.

Amortization of Intangible Assets

Amortization of intangible assets totaled $0 during the three months ended September 30, 2024 compared to $7,000 during the three months ended September 30, 2023. The amortization expense during the three months ended September 30, 2023, and are related to the amortization of domain name purchased on March 5, 2021.

Other Income ( Expenses )

Other expenses totaled $93,000 during the three months ended September 30, 2024.

Other expenses totaled $2,000 during the three months ended September 30, 2023.

Net Loss

We incurred a net loss of $399,000 for the three-month period ended September 30, 2024, as compared to a net loss of 1,182,000 for the three-month period ended September 30, 2023 due to the decrease in selling and general administrative expenses as described above.

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

As of September 30, 2024, the Company had total current assets of $1,197,000 including $15,000 of cash, accounts receivables of $281,000, related parties in the amount of $23,000, fair value of our investment in Brooksville in the amount of $800,000 and other assets of $78,000 and total current liabilities of $3,897,000 creating a working capital deficit of $2,700,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of September 30, 2024, the Company had approximately $15,000 in cash and cash equivalents, approximately $2,700,000 in negative working capital and an accumulated deficit of approximately $57,862,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2024.

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2024, resulted in net cash used of $592,000. Net cash used in operating activities consisted of a net loss of $2,916,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $194,000 and loss on impairment of an investment in unconsolidated subsidiary of $1,916,000, Changes in operating assets and liabilities utilized cash of $417,000, resulting mainly from an increase in accounts receivable of $1,628,000 offset by increase in accounts receivable – related parties of $765,000 and decrease if other accounts liabilities of $648,000.

The Company’s operating activities for the nine months ended September 30, 2023, resulted in net cash used of $3,201,000. Net cash used in operating activities consisted of a net loss of $4,294,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $290,000 and impairment loss due to decrease in cost of an investment in a non-consolidated entity in the amount of $537,000, Changes in operating assets and liabilities utilized cash of $473,000.

Cash Flows – Investing Activities

The Company’s investment activities for the nine months ended September 30, 2024 resulted in net cash provided by investment activities of $81,000 due to proceeds from sale of an investment in an unconsolidated entity.

The Company’s investment activities for the nine months ended September 30, 2023 resulted in net cash used of $2,238,000 due to the Company’s investment in Brooksville Development Partners, LLC. in the amount of $2,085,000.

Cash Flows – Financing Activities

The Company’s financing activities for the three months ended September 30, 2024, resulted in net cash received of $321,000 mainly consisting of $390,000 received from short term loan received. On February 7, 2024, the Company entered into an agreement with 1800 Diagonal Lending LLC, an accredited investor (the “Investor”), pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $178,250 (the “February Promissory Note”). The Company received net proceeds of $150,000 in consideration of issuance of the February Promissory Note after original issue discount of $23,250 and legal fees of $5,000. On April 22, 2024, the Company entered into a second agreement with the Investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $96,000 (the “April Promissory Note”). The Company received net proceeds of $75,000 in consideration of issuance of the April Promissory Note after original issue discount of $16,000 and legal fees of $5,000. The Company was unable to fully pay the remaining balance and the investor was awarded a judgement against Cuentas. On May 14, 2025, the Company entered into a settlement agreement with 1800 Diagonal Lending, LLC to resolve all outstanding obligations associated with a judgment and related promissory notes. After accounting for payments made, the Company agreed to a full and final settlement payment of $112,500, inclusive of interest and legal fees. The settlement resulted in the release of all liabilities relating to the judgment and promissory notes. Payment was made on May 27, 2025

The Company’s financing activities for the three months ended September 30, 2023, resulted in net cash received of $6,030,000, mainly consisting of $6,034,000 received from the sale of our common stock.

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

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2024, are not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On September 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of September 30, 2024, the company accrued $300,000 due to this matter. Was this settled ?

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

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: July 2, 2025	By:	/s/ Shalom Arik Maimon
Chief Executive Officer