Form 10-K
period 2024-12-31
Cuentas Inc.
filed 2025-11-19
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock held by non-affiliates was $361,644 based on 1,850,791_ shares of common stock outstanding held by non-affiliates and a price of $0.1954 per share, the closing sales price of the common stock on June 30, 2024, as reported by OTC

The number of shares of Common Stock, $0.001 par value, outstanding on March 29, 2025 was 2,730,058 shares.

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

Since the first quarter of 2023, we have made equity investments in real estate projects in Florida under the name Cuentas Casa. Cuentas Casa partnered with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. Due to liquidity issues impeding the operation and development of its core mobile fintech and carrier services, on April 3, 2025, the limited liability company in which Cuentas has a 63.9% equity interest (“Brooksville Development Partners, LLC” or “BDP”), entered into an agreement to sell the vacant land located in Brooksville, Florida (the “Brooksville Property”) The Brooksville Property was originally purchased by BDP on April 28, 2023 for $5.05 million, $2 million of which was contributed by Cuentas. On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds are to be used for operating expenses. With these funds, the Company was able to settle debts totaling approx. $1.132M with 4 major creditors for final actual cost of $666,356 Cuentas is no longer in the real estate business.

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

In May 2023, The OLB Group (NASDAQ: OLB) (“OLB”) terminated a Software Licensing and Transaction Sharing Agreement with the Company for the purpose of upgrading the Cuentas Mobile App and digital distribution system. In September 2023, OLB acquired 80.01% of Cuentas-SDI. In July 2023, the Company and Cuentas-SDI settled certain payment issues and have re-opened the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri-state area. There were no longer locations in the second-half of 2024.

Cuentas has agreed with Sutton Bank to wind down its relationship during 2024. These activities were completed in August 2024 concurrent with the termination of the InComm processing agreement described above. On May 16, 2024, the Company received a Notice of Termination of Contract from Sutton Bank. Management has been evaluating other alternatives including replacing issuing bank and other enhanced FinTech enabled solutions However the company has not replaced it to date. On September 18, 2025, the Company granted a 16-month license to certain Fintech (non-MVNO) assets; those assets are held in escrow pending the holder’s option. MVNO assets are excluded.

Cuentas Prepaid Mastercard account holders were able to deposit funds to their account (until the August 12 2024 wind-down) via (a) no-cost Direct Deposit, or (b) for a small charge, using InComm’s VanillaLoad network in over 200,000 locations at major retailers like Walmart, CVS, Walgreens, Dollar General, and more. Cuentas does not have any pre paid debit cards since that date.

Account holders that had available funds could use their Cuentas Prepaid Mastercard® wherever prepaid Mastercards are accepted worldwide and at most ATMs in the U.S., and many international ATMs. Sutton Bank held the funds from cardholders in a bank account that Cuentas had no control nor access. Sutton allowed cardholders to withdraw funds and/or receive a check with available funds to close their accounts.

Cuentas e-commerce Distribution and Mobile Payments

The Cuentas e-commerce Distribution and Mobile Payments ecosystem allowed consumers to purchase Cuentas’s line of digital products and services through a nationwide network of retailers that specifically serve Cuentas’ target market. Cuentas’ distribution network includes certain neighborhood markets known as “Bodegas” and convenience stores as well as other retail establishments. This brings previously unavailable digital products and services to those neighborhoods affected by the e-commerce digital divide.

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

The Cuentas Technology platform

Cuentas is engaged in negotiations with World Mobile Group Ltd (WMG) and expects to enter into a Management & Software Licensing Agreement related to WMG’s “Sharing Economy”, the world’s first decentralized telecom economy. World Mobile’s hybrid system works by letting local operators run small access nodes that connect people to the internet while larger backbone nodes handle authentication and routing, all tied together through a blockchain that tracks usage and pays the operators. World Mobile’s platform has been proven worldwide with capabilities for growth in the USA.

Strategic Partners

Sutton Bank (“Sutton”)

Cuentas had a 5 year Prepaid Card Program Management Agreement with Sutton Bank as the issuer of the Cuentas Prepaid Mastercard® - Debit/GPR card which was effective through October 2026, but the parties have agreed to wind-down the Cuentas operation during 2024 as Cuentas terminates its processing agreement with InComm on August 12, 2024.

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

On May 20, 2024, the Company signed a Membership Interest Purchase Agreement (the“OLB-MIPA”) with The OLB Group, Inc., a Delaware corporation listed on the Nasdaq exchange to sell the 19.99% interest in SDI Cuentas for $215,500.

As a result of an evaluation of the acquired interest during the second quarter of 2023 and sale in 2024, the Company recorded an impairment charge of $0.5 million. There is no further participation between Cuentas-SDI and Cuentas.

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

Meimoun & Mammon LLC

Meimoun & Mammon LLC (“M&M”) is a retail provider of domestic and international long-distance voice, text, and data telephony services to consumers in the United States and throughout the world. M&M holds International and Domestic Section 214 authority issued by the FCC. M&M operated the retail Tel3 business as a separate division. Tel3 became unprofitable and was shut down in June 2024. M&M has no further operations but its FCC 214 Authority is active.

World Mobile Group Ltd

On September 3, 2024, the Company signed a Non Binding Letter of Intent (LOI) with World Mobile Group Ltd (“World Mobile”), a UK limited company to leverage the World Mobile sharing economy to expand network coverage and provide affordable connectivity.

World Mobile transferred $50,000 to Cuentas as a refundable Security Deposit upon signing thie LOI. This LOI serves as a preliminary expression of intent between World Mobile and Cuentas and is not legally binding, except where explicitly stated.

On April 21, 2025, the Company and World Mobile entered into a Contribution Agreement to form World Mobile LLC, a Delaware limited liability company (the “JV Company”), as a joint venture to operate a mobile virtual network operator (“MVNO”) business. The Company holds a 51% membership interest and World Mobile holds a 49% membership interest in the JV Company, with World Mobile’s appointee serving as the sole managing member. Profits, losses, and cash distributions of the JV Company are generally allocated 85% to World Mobile Group and 15% to the Company, except that for certain “Cuentas-related Brands,” such allocations are 85% to Cuentas and 15% to World Mobile Group. The Company contributed rights, title, and interest in its MVNO business (including the PLUM contract) to the JV Company, while World Mobile contributed $300,000 in capital.

On September 22, 2025, the Company entered into a Convertible Note Purchase Agreement with World Mobile Group Ltd. for $260,000 in the form of a convertible promissory note maturing on September 22, 2026. The Company agreed to use the proceeds to pay operational expenses.

On October 1, 2025, the Company entered into a second Convertible Note Purchase Agreement with World Mobile Group Ltd. for $125,000 in the form of a convertible promissory note maturing on October 1, 2026. The Company agreed to use the proceeds to satisfy obligations under the PLUM contract.

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

Marketing

Cuentas expects to use a combination of internal resources as well as third parties for our marketing efforts. The digital marketing placements will include social media, SEO (Search Engine Optimization), internet, geo fencing, online streaming providers, influencers, and other digital providers. Traditional marketing efforts to be evaluated include media such as radio, TV, print, billboards, bus wraps, bus benches, TV, radio, etc.

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

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, the Company and WaveMAX entered into a Definitive Joint-Venture Agreement (the “Agreement”). Pursuant to the Agreement, the Company and WaveMax formed CuentasMax LLC on Dec 8, 2021, a joint venture (“CUENTASMAX”) which would install WiFi6 shared network (“WSN”) systems in up to 1,000 retail locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN (the “JV Project”). The WSN will allow CUENTASMAX to generate location-based advertising configured by advertisers using WaveMAX’s advertising dashboard technology directly to users over the WSN, could permit users to pay a service fee for ad-free access to the WSN. The ownership and management of CUENTASMAX shall be as follows: 50% to the Company, 25% to WaveMAX and 25% to Consultoria y Asesoria de Redes, S.A. de C.V. (“Execon”). Execon currently manages approximately 20,000 WiFi endpoints with WaveMax in Mexico. Each of the Company and WaveMAX agreed to fund $120,000 (for a total of $240,000) initially upon execution of the Agreement. In addition, each of the Company and WaveMAX has agreed to fund an additional $127,500 over the succeeding five months, in each case, subject to approval of each party’s board of directors. The expenses of the JV Project shall include acquiring the Access Points hardware, the installation and configuration of the Access Points hardware for use with the broadband internet service at each Retail Location, entering into the necessary agreements with the Retail Locations, instore marketing and promotion of the WSN program, and expenses relating to commercialization of the digital advertising program. The Board of Directors of CUENTASMAX shall initially be comprised of four persons, two designated by the Company, one designated by WaveMAX, and one designated by Execon. The officers of CUENTASMAX shall be the persons from time to time designated by mutual agreement of the Company and WaveMAX, with the initial officers to be determined. It is hoped that up to 1,000 high traffic, prime location convenience stores and “bodegas” (small community markets) will be signed up in conjunction with the Company’s distribution network that sells prepaid debit card, e-store, e-wallet and digital services. A fee of 2% (two percent) of the net revenue of CUENTASMAX will be paid by CUENTASMAX on a monthly basis as a commission to Innovateur Management SAPI de CV. WaveMAX grants CUENTASMAX exclusive rights to use and deploy the WaveMAX Technology, including any and all patents owned or to be owned by WaveMAX and any and all related enhancements or applications of the WaveMAX Technology and any and all prior and subsequent improvements and/or new technology developed by WaveMAX solely in the Company’s BODEGAS network throughout the United States. The parties have agreed to expand CUENTASMAX to other areas of the U.S. once the current deployment is in progress or has been completed. As of date, CuentasMax has installed 30 WiFi6 Access Points in New York City, Los Angeles, and Puerto Rico at different small businesses including Bodegas, restaurants, beauty salons and gas stations. CuentasMax also has pilot project agreements with the Bodega Association and Business Group in NYC, Benelisha Group in LA, and Top Gasoline Inc in Puerto Rico. As of December 31, 2023, the Company funded $20,000 in CUENTASMAX and recorded equity losses in the amount of $38,000. The company has not registered any revenue to date.

Cuentas is evaluating the synergy between CuentasMAX and World Mobile’s platform for potential integration and further development or enhancement of platforms.

Competition

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

Subsequently, the Company recognized an impairment loss in the amount of $700 on its equity investment in 4280 Lakewood Road Manager, LLC., as of June 30, 2024. The company is no longer involved in any real estate transactions.

Supply Agreement with Renco USA

In March 2023, the Company entered a 10 year supply agreement with Renco to provide Renco’s patented building materials for new, sustainable rental housing projects. Renco’s patented MCFR (Mineral Composite Fiber Reinforced) Construction System provides cost efficiency, reduced build time, and sustainable benefits. Renco’s system is hurricane proof up to Category 5, which is a major benefit for developing housing projects in the South Florida market and other hurricane prone areas where we are planning to develop projects. Renco’s system is also earthquake resistant. Renco has the exclusive rights in the USA to the patented building process. The Renco Wall, Floor and Roofing System is a unique MCFR Building System that creates interlocking, fiber reinforced, composite building blocks and other construction related products that can be connected in an almost limitless variety of designs. Renco’s system can be used to create homes, apartment buildings, hotels, office buildings, warehouses, infrastructure products and more. To date, the Company has not received any revenue from this supply agreement.

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

On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds were used for operating expenses. With these funds, the Company was able to settle debts totaling approx. $1.132M with 4 major creditors for final actual cost of $666,356

Corporate Information

Cuentas was incorporated in the state of Florida on September 21, 2005. Our principal executive offices are located at 235 Lincoln Rd., Suite 210, Miami Beach, Florida 33139, and our telephone number is 305-537-6832. Our corporate website address is www.cuentas.com. The information contained on or accessible through our website is not a part of this report, and the inclusion of our website address in this report is an inactive textual reference only.

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

The Company’s Common Stock and publicly-traded warrants began trading on the Pink Current Information tier of the over-the-counter market operated by OTC Markets Group effective with the open of business on December 20, 2023, under its trading symbol: CUEN and CUENW, respectively. Currently CUEN and CUENW are listed as “Expert Market OTC” which means the shares are only available to trade via private transactions, not on the public market. On July 2, 2025, Cuentas filed its 2024-Q2 and 2024-Q3 10Q reports as the first steps to hopefully regain compliant status and be qualified to trade on open markets.

Employees

As of March 31, 2025, our management team consisted of the Chief Executive Officer, President, and Chief Financial Officer. We have an additional three full-time employees: our Compliance Officer, IT Director, and Executive Assistant. For more information relating to the employment agreements, please see the section below entitled Item 11. “Executive Compensation.”

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

At December 31, 2024, we had cash and cash equivalents of approximately $15,000, a working capital deficit of approximately $3,170,000 and an accumulated deficit of approximately $58,255,000. Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Accordingly, we will be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

As a result of our current lack of financial liquidity, there is substantial doubt regarding our ability to continue as a “going concern,” within one year from the issuance date of our financial statements.

As a result of our current lack of financial liquidity, our auditors’ report for our 2024 consolidated financial statements contains a statement concerning substantial doubt regarding our ability to continue as a going concern. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Update for 2024 year end Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in our quarterly report for the period ended September 30, 2024 we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2024 or September 30, 2024. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are:

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

We were subject to Card Association and Network Organization Rules.

In addition to the federal, state, local, and foreign jurisdiction laws and regulations discussed above, we, Cuentas and our issuing banks, were also subject to card association and debit network rules and standards. The operating rules govern a variety of areas, including how consumers and merchants may use their cards and data security. Each card association and network organization audits us from time to time to ensure our compliance with these standards. Noncompliance with these rules or standards due to our acts or omissions or the acts or omissions of businesses that work with us could result in fines and penalties or the termination of the card association registrations held by us or any of our issuing banks. Changes in card association rules or standards set by Visa or Vanilla Reload, or changes in card association and debit network fees or products or interchange rates, could materially and adversely affect our business, financial condition and results of operations.

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

Cuentas Mobile and World Mobile face prepaid competitors including AT&T, Sprint, Viber, WhatsApp, Skype, MetroPCS, TracFone, Telcel, StraightTalk, Simple Mobile, Virgin Mobile, Boost, Net 10, IDT and Boost.

Cuentas Mobile will be dependent on the performance of third-party network operators.

MVNO operators, including Cuentas Mobile and World Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Cuentas Mobile services operate on the largest 5G nationwide network from one of the top 3 mobile carriers and is dependent on the performance of its underlying provider and its network.

To compete effectively, Cuentas needs to improve its offerings continuously.

Cuentas plans to begin operations shortly and expects to be substantially smaller than its competitors. As a result, to compete effectively, Cuentas needs to improve its offerings rapidly and continuously.

Cuentas Mobile or World Mobile may be unable to attract and retain users.

 Cuentas has an operating history in the Mobile Phone business of almost three years. If Cuentas Mobile or World Mobile cannot increase the number of subscribers using its Cuentas Mobile and World Mobile cellular service this will significantly adversely affect Cuentas’ operating results, revenues, financial condition, and ability to remain in business.

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

Cuentas’ current status as being out of compliance with SEC filings is expected to be resolved shortly, bringing Cuentas back into compliance regarding its SEC filings. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our Common Stock, regardless of our actual operating performance.

Convertible debt and dilution.

The Company’s 2025 convertible notes could result in the issuance of additional shares of common stock upon conversion, which may be dilutive to existing stockholders.

Liens on Fintech assets; potential asset transfer.

The secured notes issued to Michael De Prado are collateralized by the Company’s Fintech (non-MVNO) assets. If the Company defaults or if the holder elects the non-cash option at maturity of the second note, the Company could be required to transfer all such Fintech assets.

Governance rights granted to an investor.

While in effect, the director designation right and protective approval rights granted to World Mobile Group Ltd. may constrain certain corporate actions or require additional approvals.

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

If we do not remain current in our SEC reporting obligations, our ability to raise capital and the liquidity of our common stock could be materially harmed.

Our business plan assumes that we will continue to access the capital markets from time to time, which in turn depends on us being current in our filings with the SEC. If we experience delays in filing our periodic reports, receive a going concern qualification, or otherwise fail to remain current, investors and lenders may be unwilling to provide additional financing, broker-dealers may be less willing to make a market in our securities, and existing and potential investors may view our securities as higher risk. Any such result could limit our ability to raise needed capital, increase our cost of capital, and reduce the trading volume and market price of our common stock.

Failure to remain current in our SEC filings could result in restrictions or interruptions in the trading of our common stock.

If we are not current in our SEC reports, the exchange or quotation system on which our common stock is listed or quoted could take action against us, including warnings, changes in our market tier, or removal of our securities from trading. In addition, the SEC has authority to suspend trading in a company’s securities, and broker-dealers may be unwilling or unable to publish quotations in our stock if our public information is not current. Any suspension, delisting or limitation on trading of our common stock would severely reduce or eliminate the public market for our shares, make it more difficult for stockholders to sell their shares, and make it more difficult and costly for us to raise additional capital.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of December 31, 2024, the company accrued $300,000 due to this matter. On July 24, 2024, the court entered a Final Judgment in Garnishment after a non-jury trial in favor of Spectrum and against Cuentas, Inc. in the amount of $513,872.80 (the “Garnishment Judgment”), and the Company believes that it will be able to settle this matter for $300,000, which has been set aside.

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

On February 8, 2023, a former employee of the Company filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation. On May 22, 2025, the Company entered into a settlement agreement to resolve a previously adjudicated legal matter with a full and final payment of $28,000, inclusive of interest and legal fees. The settlement included mutual releases of claims by both parties. Although the payment was initially attempted on May 27, 2025, by the escrow agent handling the Membership Interest Purchase Agreement, it was completed on May 28, 2025, due to incorrect account information provided by the payee.

On February 7, 2024, the Company entered into an agreement with 1800 Diagonal Lending LLC, an accredited investor (the “Investor”), pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $178,000 (the “February Promissory Note”). The Company received net proceeds of $150,000 in consideration of issuance of the February Promissory Note after original issue discount of $23,000 and legal fees of $5,000. The aggregate debt discount of $28,000 is amortized to interest expenses over the respective term of the note. The February Promissory Note incurs a one-time interest charge of 12% which is added to the principal balance, has a maturity date of November 15, 2024, and requires monthly payments of principal and interest of $22,000 beginning on March 15, 2024. The February Promissory Note may be convertible into common shares of the Company at any time following an event of default at a rate of 65% of the lowest trading price of the Company’s common stock during the ten prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined.

On April 22, 2024, the Company entered into a second agreement with the Investor, pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $96,000 (the “April Promissory Note”). The Company received net proceeds of $75,000 in consideration of issuance of the April Promissory Note after original issue discount of $16,000 and legal fees of $5,000. The aggregate debt discount of $21,000 is amortized to interest expenses over the respective term of the note. The April Promissory Note incurs a one-time interest charge of 12% which is added to the principal balance, has a maturity date of February 28, 2025, and requires monthly payments commencing October 2024. The April Promissory Note may be convertible into common shares of the Company at any time following an event of default at a rate of 65% of the lowest trading price of the Company’s common stock during the ten prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined. The April Promissory Note also provides that in the event of default in any other agreement signed by the Company and the Investor (including the February Promissory Note) the April Promissory Note shall at the Investor option, also be considered to be in a state of default.

As of September 2024, the Company failed to pay the September 2024 repayment amount under the February Promissory Note resulting in default of the February Promissory Note and April Promissory Note and calculated the balance of the notes payable at $206,000 and $154,000, respectively, recording a loss of $120,000 as result of the default to pay principal and interest of the February Promissory Note and April Promissory Note.

On May 14, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “1800 Agreement”) with 1800 Diagonal Lending, LLC for the obligations under the February Promissory Note and the April Promissory Note. According to the 1800 Agreement the Company will pay $112,500, for the full release from all liabilities associated with the related judgment and promissory notes.

On May 27, 2025, full payment of $112,500 was made and on June 6, 2025, the reserve of shares held at the transfer agent were retired.

ITEM 4. MINE SAFETY DISCLOSUES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock was previously traded on the NASDAQ and OTC Markets with the symbol CUEN. A class of our warrants were traded with the symbol CUENW. Currently CUEN and CUENW are listed as “Expert Market OTC” which means the shares are only available to trade via private transactions, not on the public market. On July 2, 2025, Cuentas filed its 2024-Q2 and 2024-Q3 10Q reports as the first steps to hopefully regain compliant status and be qualified to trade on open markets.

(i)	If the principal United States market for such common equity is not an exchange, indicate, as applicable, that any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Any OTC quotations represent inter-dealer prices without retail mark-up, mark-down, or commission and may not represent actual transactions.

(ii)	Where there is no established public trading market for a class of common equity, furnish a statement to that effect and, if applicable, state the range of high and low bid information for each full quarterly period within the two most recent fiscal years and any subsequent interim period for which financial statements are included, or are required to be included by 17 CFR 210.3-01 through 210.3-20 (Article 3 of Regulation S-X), indicating the source of such quotations. Reference to quotations shall be qualified by appropriate explanation. For purposes of this Item the existence of limited or sporadic quotations should not of itself be deemed to constitute an “established public trading market.” There is no established public trading market for our shares. Reliable high and low bid information is not available due to limited and sporadic quotations that do not reflect actual trades.”

Holders of Common Stock and Warrants

As of December 31, 2024 our shares of common stock were held by approximately 130 record holders and our publicly-traded warrants were held by approximately three record holders.

Dividends

We have never paid any cash dividends on our shares of common stock and we do not intend to declare and pay cash dividends on our shares of common stock in the foreseeable future.. We intend to reinvest any earnings for the development and expansion of our business. The payment of cash dividends on our shares of common stock is subject to the discretion of our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding;

●	covenants in any loan or other credit facilities we may enter into in the future; and

●	other factors, including any applicable laws.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	354,381	8.78	407,927
Equity compensation plans not approved by security holders		-	-
Total**	354,381	8.78	407,927

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

On June 17, 2021 the Board of the Company adopted the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”), which was approved by the Company’s shareholders at the Annual Meeting of Shareholders on December 15, 2021. The maximum number of shares authorized for issuance under the 2021 Plan is 242,308 shares (after giving effect to the reverse stock split effected in March 2023). See Note 9 to the Company’s financial statements for information concerning stock options granted pursuant to the 2021 Plan

On November 17, 2023, the Board of Directors of the Company approved the 2023 Share Incentive Plan (the “2023 Plan”), which was approved by the shareholders during the Annual Shareholders Meeting held on December 20, 2023. The maximum number of shares of stock reserved and available for issuance under the 2023 Plan is 520,000 shares. The purpose of the 2023 Plan is to provide incentives which will attract, retain and motivate highly competent persons as officers, employees and non-employee directors, of, and consultants to, the Company and its subsidiaries and affiliates. See Note 9 to the Company’s financial statements for information concerning stock options granted pursuant to the 2023 Plan . The Plan is still active but no options have been converted to date.

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2024, we did not have any sales of equity securities in transactions that were not registered under the Securities Act of 1933, as amended, that have not been previously reported in a report filed pursuant to the Exchange Act.

On September 22, 2025 and October 1, 2025, the Company issued convertible notes to World Mobile Group Ltd. for $260,000 and $125,000, respectively. On October 17, 2025, the Company issued unsecured convertible notes to Shalom Arik Maimon ($586,087.62), Schulman ($112,900.11) and AM Law ($308,000). Each issuance was made in transactions not involving a public offering in reliance on Section 4(a)(2) and/or Regulation D. Any shares issuable upon conversion have not been registered and may not be offered or sold absent registration or an applicable exemption.

Subsequent to December 31, 2024

Recent Sales of Unregistered Securities. On September 22, 2025 and October 1, 2025, the Company issued convertible promissory notes in principal amounts of $260,000 and $125,000, respectively, to World Mobile Group Ltd. (aggregate $385,000). On October 17, 2025, the Company issued unsecured convertible promissory notes to Shalom Arik Maimon ($586,087.62), Schulman ($112,900.11), and AM Law ($154,000). Each issuance was made in a transaction not involving a public offering in reliance on Section 4(a)(2) of the Securities Act and/or Regulation D. The investors represented that they are sophisticated and/or accredited investors, and the transactions did not involve general solicitation. Any shares of common stock issuable upon conversion of the notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption.

On September 18, 2025, the Company issued a secured convertible promissory note to Michael De Prado in the principal amount of $473,000, convertible at $0.42 per share, with piggyback registration rights. The issuance was made in a transaction not involving a public offering in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D. The holder represented accredited status and the transaction did not involve general solicitation.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”) provides wholesale telecommunications services. The Company also own 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. WSN equipment was installed in several sites and financial viability is being studied. Results from these test sites will determine if future installations will be completed. Additionally, Cuentas is evaluating the synergy between CuentasMAX and World Mobile’s platform for potential integration and further development or enhancement of platforms.

The Company is focusing its business mainly on Cuentas Mobile, the Company’s Cellular Telecommunications solution.

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

Since the first quarter of 2023, we have made equity investments in real estate projects in Florida under the name Cuentas Casa. Cuentas Casa partners with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. Our goal was to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families. Our real estate investments were intended to broaden our reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow us to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the United States. We believed that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue. Due to liquidity issues impeding the operation and development of its core mobile fintech and carrier services, on April 3, 2024, the limited liability company in which Cuentas had a 63.9% equity interest (“Brooksville Development Partners, LLC” or “BDP”), entered into an agreement to sell the vacant land located in Brooksville, Florida (the “Brooksville Property”) The Brooksville Property was originally purchased by BDP on April 28, 2023 for $5.05 million, $2 million of which was contributed by Cuentas. On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds were used for operating expenses. With these funds, the Company was able to settle debts totaling approx. $1.132M with 4 major creditors for final actual cost of $666,356

Subsequent developments.

On September 22, 2025 and October 1, 2025, the Company entered into two Convertible Note Purchase Agreements with World Mobile Group Ltd. for an aggregate principal amount of $385,000—$260,000 on September 22, 2025 and $125,000 on October 1, 2025. The notes are convertible into shares of the Company’s common stock pursuant to their terms, and the closings occurred on the respective dates. As conditions to closing, the Company delivered an irrevocable transfer-agent instruction letter and reserved shares for conversions. The September 22 agreement provides the investor the right to designate one director while it and its affiliates beneficially own at least 5% of the Company and includes certain protective approval rights tied to covenant and event-of-default actions. The Company agreed to use a portion of proceeds to (i) pay $110,000 to Michael De Prado in connection with his separation and (ii) fund professional fees to bring SEC reporting current; the October 1 agreement provides that proceeds will be applied to the “Plum Contract.”

On September 18, 2025, the Company and Michael De Prado executed a Confidential Separation Agreement and related financing documents. The Company agreed to pay $110,000 in cash and issued two secured promissory notes: (i) a $473,000 note bearing interest at 2.0% per annum, maturing upon the earlier of a qualified financing of at least $2,000,000 or one year from issuance (18% default interest), with the holder’s right to convert up to 50% into common stock at $0.42 per share; and (ii) a $200,000 note maturing one year from issuance, with the holder’s option at maturity to require either full cash payment or transfer, via certificate of sale, of all non-telecom/MVNO assets comprising the Company’s Fintech division (no cash interest unless in default; 8% default interest). Each note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets under separate security agreements. These agreements were fully consummated on October 21, 2025 upon release of escrowed deliverables by the escrow agent.

Also on September 18, 2025, the Company entered into a 16-month license with Mr. De Prado granting use and access to the Fintech assets (as detailed in Schedule A); MVNO assets are excluded. The Fintech assets are held in escrow by AM Law pending the holder’s exercise of the Note Two option.

On October 17, 2025, the Company issued three additional unsecured convertible promissory notes: (i) to Shalom Arik Maimon (CEO) for $586,087.62; (ii) to Schulman for $112,900.11; and (iii) to AM Law for $308,000. Each bears interest at 2% per annum (default interest as provided in the notes), is convertible at the holder’s option at $0.42 per share, and includes piggyback registration rights. After issuance, Mr. Maimon instructed conversion of 50% of his note ($293,043.81) into 697,723 shares, and AM Law instructed conversion of 50% of its note ($154,000) into 366,666 shares, in each case at $0.42 per share.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2024 to year ended December 31, 2023

Revenue

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the year ended December 31, 2024, totaled $676,000 compared to $2,346,000 for the year ended December 31, 2023. The decrease in our revenues was mainly from decrease in wholesale telecommunication services in the amount of $1,612,000,from our Bilateral Wholesale Carrier Agreement with Next Communications INC., a company controlled by Arik Maimon our Chairman of the Board and our CEO.

Revenue by product for 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Retail telecommunications	$26	$87
Wholesale telecommunication services	569	2,181
Digital products and General-Purpose ‘Reloadable Cards	81	78
Total revenue	$676	$2,346

Costs of Revenue and Gross profit

Cost of revenues during the year ended December 31, 2024 totaled $751,000 compared to $2,733,000 for the year ended December 31, 2023.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $565,000 during the year ended December 31, 2024 and $2,171,000 during the year ended December 31, 2023.

Cost of revenue also consists of costs related to the sale of the Company’s digital products and GPR Cards in the amount of $133,000 during the year ended December 31, 2024 and $210,000 during the year ended December 31, 2023. The costs related to the sale of the Company’s digital products and GPR Cards were composed mainly from the cost of the Digital products.

Gross profit (loss) by product for 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)
Telecommunications	$(44)	$(265)
Wholesale telecommunication services	4	10
Digital products and General Purpose Reloadable Cards	(35)	(132)
Total Gross profit	$(75)	$(387)

Gross profit margin for the year ended December 31, 2024 was negative for both the telecommunications segment and the digital product and general purpose reloadable cards segment but slightly positive for wholesale which by its nature has a tiny markup. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In May 2024, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

The Company’s alliance with World Mobile Group and the joint venture World Mobile should provide significant revenue and profitability due to the strength of World Mobile’s marketing, finance and technology capabilities.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses, impairments and amortization of Intangible assets as discussed below and totaled $1,941,000 during the year ended December 31, 2024, compared to $6,409,000 during the year ended December 31, 2023, representing a net decrease of $4,081.000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented: Update

	Year Ended December 31,
	2024	2023
	($ in thousands)
Selling, General and Administrative Expenses:
Officers’ compensation	$890	$981
Directors fees	167	150
Share-based compensation	209	622
Professional services	246	968
maintenance and support services in accordance with the software maintenance agreement with CIMA	-	120
Legal fees	54	663
Payments in accordance with the processing service agreement with Incomm	100	350
Credit losses	-	-
Selling and Marketing	37	388
Settlements	-	300
Other	196	1,469
Total	$1,899	$6,022

Update Selling, general and administrative expenses totaled $1,899,000 during the year ended December 31, 2024, a net decrease of $4,123,000, or 68% compared to $6,022,000 during the year ended December 31, 2023. The decrease in our Selling, general and administrative expenses during the year ended December 31, 2024 compare to the year ended December 31, 2023, is primarily attributable to the decrease in the amount of $413,000 in Share-based compensation and shares issued for services expenses attributable to the decrease in the amount of our vested option in 2024 as opposed to 2023 partially mitigated by an increase in the number of shares that were issued for services and settlement, decrease in the amount of $120,000 in maintenance and support services that were provided by CIMA, decrease in the agreed payments in accordance with the processing service agreement with Incomm in the amount of $250,000 a decrease in selling and marketing expenses of $351,000 since the Company reduced significantly its selling and marketing campaigns in 2024 due to its ineffectiveness and lack of resources.

Amortization and impairment of Intangible assets

Amortization of Intangible assets totaled $2,000 during the year ended December 31, 2024 and $11,000 during the year ended December 31, 2023.

Other Income (Expenses)

Other income (expenses) totaled an expenses of $1,316,000 during the year ended December 31, 2024. Other income (expenses) are mainly comprised of Loss on impairment of held for sale investment in unconsolidated entities in amount of $1,216,000, loss on impairment of investment in unconsolidated entity of $700,000 and Loss upon default to pay principal and interest of Promissory Notes in amount of $419,000, partially offset by Gain from Change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering in amount of $695,000 and gain from settlement of liabilities, net of $507,000.

Other income (expenses) totaled an income of $4,300,000 during the year ended December 31, 2023. Other income (expenses) are mainly comprised of Gain from Change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering as detailed in note 10 of the December 31, 2023 financial statements in amount of $4,741,000, partially offset by impairment loss of $441,000 which resulted from a decrease in cost of an investment in Cuentas SDI LLC.

Net Loss

We incurred a net loss of $3,309,000 for the year ended December 31, 2024, as compared to a net loss of $2,196,000 for the year ended December 31, 2023, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2024, the Company had total current assets of $1,111,000, including $15,000 of cash, accounts receivables of $271,000, Investment in unconsolidated entities held for sale of $800,000. As of December 31, 2024, the Company had total current liabilities of $4,349,000 creating a negative working capital of $3,193,000.

As of December 31, 2023, the Company had total current assets of $1,760,000, including $205,000 of cash, accounts receivables of $1,307,000, related parties in the amount of $172,000 and other current assets of $76,000. As of December 31, 2023, the Company had total current liabilities of $ 4,689,000 creating a negative working capital of $2,929,000.

Cash Flows – Operating Activities Update

The Company’s operating activities for the year ended December 31, 2024, resulted in net cash used of $598,000. Net cash used in operating activities consisted of a net loss of $3,309,000 partially offset by non-cash expenses consisting of share-based compensation of $209,000, impairment of intangible assets and property and equipment of $30,000 and amortization of intangible assets of $2,000. a Decrease in accounts receivables of $1,036,000, increase in accounts payables of 625,000, decrease in other accounts liabilities of 739,000, impairment of an investment in an unconsolidated entity of $1,916,000,

The Company’s operating activities for the year ended December 31, 2023, resulted in net cash used of $4,193,000. Net cash used in operating activities consisted of a net loss of $2,196,000 and change in fair value of derivative warrants liability of $6,852,000, partially offset by non-cash expenses consisting of Issuance expenses and a day-one loss on derivative warrants liability of $3,127,000, share-based compensation of $622,000, and amortization of intangible assets of $11,000. Changes in operating assets and liabilities provided cash of $529,000, resulting mainly from a decrease in other accounts payables of $1,548,000 and increase in accounts payables offset by an increase of in related parties accounts receivables of $1,102,000 and an increase in other current assets of $87,000.

Cash Flows – Investing Activities Update

The Company’s investment activities for the year ended December 31, 2024, resulted in net cash received of $92,000 and net cash used of $2,098,000 for the same period in 2023. The decrease was mainly due to the sale of Cuentas’ 19.99% participation in Cuentas SDI LLC.

Cash Flows – Financing Activities Update

The Company’s financing activities for the year ended December 31, 2024, resulted in net cash in the amount of $316,000 mainly from Short term loans received.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our mobile phone services and digital products will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our mobile services and digital products, enhance our digital products offering and increase our sales and marketing. Management has taken important steps to reduce the financial burn rate and has curtailed some ineffective marketing programs, concentrating on those programs that have been proven to produce good results. Reduction of some top-level personnel has brought savings to the company as current executives took over the vacant positions at no additional cost to the Company but offset by the bonuses. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. There can be no assurance, however, that the Company will be successful in raising additional capital or that the Company will have net income from operations to fund its business plan for the near future or long term. As of December 31, 2024, the Company had approximately $15,000 in cash and cash equivalents, approximately $3,170,000 in negative working capital and an accumulated deficit of approximately $58,255,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2024.

On May 22, 2025, the Company signed a Membership Interest Purchase Agreement (MIPA) with Brooksville FL Partners, LLC (“Buyer”) the holder of the minority stake in Brooksville, for the sale of its full Interests in Brooksville for total consideration of $800,000. The transaction closed on May 27, 2025 and, in accordance with the terms of the MIPA, the Company directed the escrow agent to disburse a portion of the sale proceeds to satisfy four outstanding obligations owed to certain judgment and debt holders. These settlement payments were made directly by the escrow agent on behalf of the Company in connection with the closing of the transaction.’

On May 20, 2024, the Company entered into a Membership Interest Purchase Agreement (the “Agreement”) dated as of May 20, 2024 with OLB Group, Inc. (“Buyer”) whereby it acquired 19.99% of the membership interests of Cuentas SDI, LLC, a Florida limited liability company (the “LLC”) for a purchase price of $215,500. OLB made payments totaling $92,000 and a final settlement was executed on May 23, 2025 where OLB paid $25k.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Impact of Inflation

The Company does not expect inflation to be a significant factor in operation of the business.

Subsequent Events (through October 21, 2025)

World Mobile Financings (September 22 and October 1, 2025). On September 22, 2025 and October 1, 2025, we entered into two Convertible Note Purchase Agreements with World Mobile Group Ltd. for an aggregate principal amount of $385,000 (the “WM Notes”)—$260,000 on September 22 and $125,000 on October 1. The WM Notes are convertible into our common stock pursuant to their terms. Closings occurred on the respective agreement dates. The September 22 agreement provides the investor the right to designate one director while the investor and its affiliates beneficially own at least five percent of the Company and includes certain protective approval rights tied to note covenants and event-of-default actions. We applied part of the proceeds to pay $110,000 to Michael De Prado in connection with his separation and to fund professional fees to bring SEC reporting current; the October 1 agreement provides that proceeds will be applied to the PLUM contract, our MVNO reseller arrangement.

Michael De Prado separation; secured notes; license (September 18, 2025; consummated October 21, 2025). On September 18, 2025, we executed a Confidential Separation Agreement with Michael De Prado (then President, Executive Vice Chairman and Chief Financial Officer) under which we agreed to pay $110,000 in cash and issued two secured promissory notes: Note One in the principal amount of $473,000 and Note Two in the principal amount of $200,000. Each note is secured by a first-priority security interest in our Fintech (non-MVNO) assets under separate security agreements. Also on September 18, 2025, we granted Mr. De Prado a 16-month license to use and access the Fintech assets (as described in Schedule A), with the assets held in escrow by AM Law until the Note Two option is exercised. MVNO assets are expressly excluded. These agreements were fully consummated on October 21, 2025 upon escrow release. Note One is voluntarily convertible at $0.42 per share and includes piggyback registration rights.

Insider and advisor convertible notes (October 17, 2025). On October 17, 2025, we issued three unsecured convertible promissory notes: (i) a note to Shalom Arik Maimon (CEO) in the principal amount of $586,087.62; (ii) a note to Schulman in the principal amount of $112,900.11; and (iii) a note to AM Law in the principal amount of $154,000. Each note is voluntarily convertible at the holder’s option into common stock at a fixed price of $0.42 per share and provides piggyback registration rights.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-28 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(b) Engagement of New Independent Registered Public Accounting Firm.

On December 20, 2023, the Annual Meetingof the Company approved the appointment of Yarel and Partner to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024.

During the Company’s fiscal years ended December 31, 2022 and 2023 and the subsequent interim period through February 15, 2024, neither the Company nor anyone on its behalf has consulted with Yarel regarding (i) the application of accounting principles to a specific transaction, either completed or proposed or (ii) the type of audit opinion that might be rendered on the Company’s financial statements and, neither a written report nor oral advice was provided to the Company that Yarel concluded was an important factor considered by the Company in reaching a decision as to accounting, auditing or financial reporting issues, or (iii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions), or (iv) any “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

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

At December 31, 2024, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2024, such disclosure controls and procedures were not effective. This was due to our limited resources and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses].”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2024. This evaluation was based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2024.

Based upon such assessment, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2024 our internal controls over financial reporting were not effective due to the following material weaknesses identified:

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

Changes in Internal Control over Financial Reporting

On June 30, 2025 our former Chief Financial Officer Mr. Zakai resigned from his position as Company’s CFO. On July 1, 2025, our Board of directors approved the nomination of Mr. Michael De Prado as Company’s Interim CFO. On July 1, 2025, our Board of directors approved the nomination of Mr. Michael De Prado as Company’s Interim CFO. On November 6, 2025, our Board of directors approved the nomination of Mr. Ofek Suchard as Company’s Interim CFO

ITEM 9B. OTHER INFORMATION

None. Any insider trading plans Item 408a of SK

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

On October 21, 2025, Michael De Prado resigned as President, Executive Vice Chairman and Chief Financial Officer. In connection with his separation, the Company paid $110,000 in cash and issued two secured promissory notes as described in Item 5 and Note X. Mr. De Prado’s resignation did not involve any disagreement with the Company on any matter relating to operations, policies or practices. The Board has initiated a process to identify qualified Chief Financial Officer candidates.

On October 22, 2025, the Board appointed Ofek Suchard as Interim Chief Financial Officer, and he now serves as the Company’s principal financial and principal accounting officer, effective as of that date. The Board continues its process to identify and evaluate candidates for a permanent Chief Financial Officer.

Directors and Executive Officers

Set forth below is information regarding our current directors and executive officers. Each director holds his office until he resigns or is removed and his successor is elected and qualified

Name	Age	Position
Arik Maimon	48	Chairman of the Board of Directors and CEO

Ofek Suchard	25	Interim Chief Financial Officer as of October 22, 2025

Shlomo Zakai	53	CFO resigned 6/30/25

Adiv Baruch	61	Director

Haim Yeffet	73	Director

Lexi Terrero	51	Director

Directors and Executive Officers

Arik Maimon, our Chairman, is a founder, the Chief Executive Officer and Chairman of the Board. Mr. Maimon served as the Company’s CEO from 2016 to February 2021 and as Interim CEO from February 2021 to August 2023. In addition to co-founding the Company, Mr. Maimon founded the Company’s subsidiaries Cuentas Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long-distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder, Chairman and Chief Executive Officer. Effective October 21, 2025, Shalom Arik Maimon began serving as Interim Chief Financial Officer.

Michael A. De Prado is a founder, the President and Vice Chairman of the Board. Mr. De Prado also served as its President from 2016 to February 2021, and as Interim President from February 2021 to August 2023. Acting CFO after 6/30/25Prior to founding the Company, Mr. De Prado spent 20 years in executive positions at various levels of responsibility in the banking, technology, and telecommunications industries. As President of Sales at telecommunications company Radiant/Ntera, Mr. De Prado grew Radiant/Ntera’s sales to more than $200 million in annual revenues. At theglobe.com, Mr. De Prado served as President, reporting directing to Michael S. Egan. Mr. De Prado serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder and President On October 21, 2025, Michael De Prado resigned as President, Executive Vice Chairman and Chief Financial Officer.

Shlomo Zakai has served  as our Chief Financial Officer from October 2023 to June 2025. Mr. Zakai brings extensive and proven experience in similar positions with companies operating in international markets and related industries. Zakai has served as chief financial officer of UAS Drone Corp. (OTC: USDR) since May 2020, as the Chief Financial Officer of Save Foods, Inc. (SAFO:OTC) (August 2017 to December 2021), Sonovia Ltd. (NNTTF:OTC) (October 2014 to August 2020) and of Todos Medical Ltd. (TOMDF:OTC) (February 2017 till January 2018). Prior to that, Mr. Zakai worked as an accountant for nine years at Kost, Forer, Gabbay & Kasierer, an independent registered public accounting firm and a member firm of Ernst & Young Global, where he last served as a Senior Manager and worked with technology companies publicly traded on the Nasdaq Stock Market and on the Tel Aviv Stock Exchange. Mr. Zakai holds a B.A. in accounting from the College of Management in Rishon Le’Zion, Israel. On June 30, 2025 our former Chief Financial Officer Mr. Zakai resigned from his position as Company’s CFO. On July 1, 2025, our Board of directors approved the nomination of Mr. Michael De Prado as Company’s CFO.

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

Ofek Suchard serves as Interim Chief Financial Officer and is trained as both a mechanical engineer and a software engineer. Mr. Suchard brings a broad background across real estate development, engineering, and advanced technology. In addition to his role at Cuentas, he serves as Chief Technical Officer of EnSima, where he leads technical development and coordination for the EnSima Miami project—a 475-unit, 95,000 sq. ft. mixed-use development. Prior to joining Cuentas, Mr. Suchard founded ReThink, an AI-driven construction-technology company focused on improving efficiency and reducing operational waste for contractors. Earlier in his career, he worked as a Sales Engineer with Trane, supporting complex HVAC system design for mechanical contractors and engineering firms, and previously served as a Project Engineer on major commercial, residential, industrial, and military projects. His combined experience in engineering, finance, software development, and project management provides Cuentas with cross-disciplinary leadership as the Company advances its strategic and operational goals.

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

Name and Principal Position	Year	(c) Fee	Bonus	Option Awards	share compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Adiv Baruch	2024	$67,000	$-	$-	$-	$-	$-	$67,000
	2023	$67,000	$-	$-	$-	$-	$-	$67,000

Haim Yeffet	2024	$50,000	$-	$-	$-	$-	$-	$50,000
	2023	$45,192	$-	$-	$-	$-	$-	$45,192

Lexi Terrero	2024	$50,000	$-	$-	$-	$-	$-	$50,000
	2023	$50,000	$-	$9,100	$-	$-	$-	$59,100

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the last two fiscal years certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers whose compensation was in excess of $100,000 during the year ended December 31, 2024.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards	(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2024	$295,000	$-	$72,171	$-	$-	$-	$367,171
Executive Chairman and Chief Executive Officer	2023	$295,000	$100,000	$162,265	$-	$-	$-	$557,265	2023
Michael De Prado	2024	$275,000	$-	$58,362	$-	$-	$-	$333,362
Executive Vice Chairman and President	2023	$275,000	$100,000	$167,797	$-	$-	$-	$542,797

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

The salaries of Mr Maimon and Mr De Prado have been accruing since June 2024 and partial payments have been made.

On September 18, 2025, the Company entered into a separation agreement with Michael De Prado providing a cash payment of $110,000 and issuance of two secured promissory notes ($473,000 bearing interest at 2% per annum with a holder conversion right for up to 50% at $0.42 per share; and $200,000 with the holder’s option at maturity to require cash payment or transfer of specified Fintech (non-MVNO) assets). The agreements were consummated on October 21, 2025 upon escrow release.

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

Engagement of Shlomo Zakai, our CFO

Shlomo Zakai has served as our Chief Financial Officer since October 2023. Mr. Zakai was entitled to $10,000 per month for his services. Mr. Zakai provides the Company with accounting, financial and general business services and advice on current standard practices and trends in his area of expertise. He resigned June 30th, 2025.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2024:Update

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Arik Maimon	15,385	-	-	$36.40	15,385 at November 2, 2031	-	-	-	$-

Arik Maimon	15,385	-	-	$4.16	15,385 at December 29, 2032	-	-	-	$-
Michael De Prado	11,538	-	-	$36.40	11,538 at November 2, 2031			-	$-
Michael De Prado	15,385	-	-	$4.16	15,385 at December 29, 2032			-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director of our Company, (iii) each of our executive officers, and (iv) our directors and executive officers as a group. There were 2,730,058 shares of our common stock outstanding as of December 31, 2024.

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

Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Shalom Arik Maimon (1) Chief Executive Officer and Chairman	289,708	(1)	9.10%

Michael De Prado (2) President and Vice Chairman	202,835	(2)	6.31%

Adiv Baruch (3) Director	63,335	(3)	1.97%

Lexi Terrero (4) Director	40,000	(4)	1.24%

Haim Yeffet (5) Director	40,000	(5)	1.24%

Shlomo Zakai (6) Former Chief Financial Officer	40,000	(5)	1.24%

All Directors and Officers as a Group (6) persons)	675,878		21.01%

5% or More Shareholders

Alize Irrevocable Trust	195,420		6.07%

Dinar Zuz LLC (6)	207,924		6.47%

AM LAW LLC in trust for Core Development Holdings Corp	295,282		9.18%

(1)	Consists of (i) 127,072 shares, (ii) options to purchase 15,385 shares, exercisable until November 2, 2031 at an exercise price of $36.40 per share, (iii) options to purchase 15,385 shares, exercisable until December 29, 2032 at an exercise price of $4.16 per share, and (iv) options to purchase 131,866 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(2)	Consists of (i) 58,697 shares, (ii) options to purchase 11,539 shares, exercisable until November 2, 2031 at an exercise price of $36.40 per share, (iii) options to purchase 15,385 shares, exercisable until December 29, 2032 at an exercise price of $4.16 per share, and (iv) options to purchase 117,214 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share

(3)	Consists of (i) 4,872 shares, (ii) options to purchase 7,693 shares, exercisable until November 2, 2031 at an exercise price of $36.40 per share, (iii) options to purchase 10,770 shares, exercisable until December 29, 2032 at an exercise price of $4.16 per share, and (iv) options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(4)	Consists of options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(5)	Consists of options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(6)	Consists of options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, since January 1, 2024, there have been no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Michael De Prado: On September 18, 2025, while serving as an executive officer, the Company entered into a Confidential Separation Agreement with Mr. De Prado, paid $110,000 in cash, issued two secured promissory notes in the principal amounts of $473,000 and $200,000, respectively, and granted a 16-month license to use Fintech (non-MVNO) assets, with such assets held in escrow by AM Law. Each note is secured by a first-priority security interest in the Company’s Fintech assets pursuant to separate security agreements. The agreements were consummated on October 21, 2025 upon escrow release. Note One is voluntarily convertible at $0.42 per share and provides piggyback registration rights.

Shalom Arik Maimon (CEO): On October 17, 2025, the Company issued an unsecured convertible promissory note to Mr. Maimon in the principal amount of $586,087.62, which is voluntarily convertible at $0.42 per share and provides piggyback registration rights. The note is voluntarily convertible at $0.42 per share and includes piggyback registration rights.

Since January 1, 2024, we made wholesale telecommunication revenues of $569,000 pursuant to a Bilateral Wholesale Carrier Agreement with Next Communications Inc., a company controlled by Arik Maimon our Chairman of the Board and our CEO. We realized a gross profit of approximately $9,000 after payment of expenses related to this transaction. We believe that the terms of this transaction were as favorable to us as could have been obtained from an unaffiliated third party.

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

On October 17, 2025, the Company issued unsecured convertible promissory notes to (i) Shalom Arik Maimon (CEO) for $586,087.62 and (ii) AM Law for $308,000, each bearing interest at 2% per annum, convertible at $0.42 per share, and including piggyback registration rights. After issuance, each holder elected to convert 50% of principal at $0.42 per share (Mr. Maimon: $293,043.81 into 697,723 shares; AM Law: $154,000 into 366,666 shares). The Company also issued a $112,900.11 unsecured convertible note to Schulman on October 17, 2025 on the same terms.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accounting Firm

Yarel + Partners, located in Tel Aviv, Israel, has served as the Company’s independent public accounting firm since 2023.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Yarel + Partners our independent registered public accounting firm, for fiscal years ended December 31, 2024 and 2023.

Services	2024	2023
Audit fees	$50,000	$50,000
Audit related fees	45,000	45,000
Tax fees	-	-
All other fees	-	-
Total fees	$95,000	$95,000

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

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2024 fiscal year for filing with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

CUENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

CUENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

_____________________

________________________________

_____________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cuentas, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of loss, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred net losses since its inception, and has not yet generated sufficient revenues to support its operations. As of December 31, 2024, there is an accumulated deficit of approximately $58.3 million and a negative working capital of approximately $3.2 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Yarel + Partners

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

November 18, 2025

We have served as the Company’s auditor since 2023

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current Assets
Cash and cash equivalents	15	205
Accounts Receivables – related parties	271	1,300
Accounts Receivables - others	-	7
Related parties receivables	-	172
Other current assets	25	76
Investment in unconsolidated entities held for sale (Note 3b)	800	-
Total Current Assets	1,111	1,760

Non-Current Assets
Property and equipment, net	-	13
Investment in unconsolidated entities (Note 3b)	-	2,928
Intangible assets	-	19
Total Non-Current Assets	-	2,960

Total assets	1,111	4,720

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	2,122	1,497
Other accounts liabilities	1,107	2,230
Warrants liability, net	90	785
Deferred revenue	-	151
Notes and Loans payable	962	26
Total Current Liabilities	4,281	4,689

Non-Current Liabilities
Other long-term loans	-	101
Total Non-Current Liabilities	-	101

Total Liabilities	4,281	4,790

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 shares authorized as of December 31, 2024 and 2023; issued and outstanding 2,719,668 shares as of December 31, 2024 and 2023	3	3
Additional paid-in capital	55,115	54,906
Treasury Stock	(33)	(33)
Accumulated deficit	(58,255)	(54,946)
Total Stockholders’ Deficit	(3,170)	(70)
Total Liabilities and Stockholders’ Deficit	1,111	4,720

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31,
	2024	2023

Revenues from related parties	81	2,250
Other revenues	595	96
Total revenues	676	2,346
Cost of revenues from related parties	(565)	(327)
Other cost of revenues	(186)	(2,406)
Total cost of revenues	(751)	(2,733)
Gross loss	(75)	(387)

Operating expenses
Amortization of intangible assets, net	(2)	(11)
Loss on impairment of intangible assets	(17)	-
Selling, general and administrative expenses	(1,899)	(6,011)
Total operating expenses	(1,918)	(6,022)

Operating loss	(1,993)	(6,409)

Other income (expenses)
Gain from settlement of liabilities, net	507	104
Interest expenses	(118)	-
Loss upon default to pay principal and interest of Promissory Notes	(419)	-
Loss on impairment of held for sale investment in unconsolidated entities	(1,216)	-
Loss on impairment of investment in unconsolidated entities	(700)	(545)
Loss on sale of investment in unconsolidated entity	(65)	-
Gain from change in fair value of derivative warrants liability, net	695	4,741
Total other income (expenses)	(1,316)	4,300

Net loss before equity losses	(3,309)	(2,109)

Equity losses in unconsolidated entities	-	(87)
Net loss	(3,309)	(2,196)

Loss per share (basic and diluted)	(1.22)	(0.95)

Basic and diluted weighted average number of shares of common stock outstanding	2,719,668	2,317,213

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2022	1,473,645	2	52,053	(29)	(52,750)	(724)
Issuance of Shares of Common Stock for cash, net of issuance expenses (**)	907,679	1	1,531	-	-	1,532
Share based Compensation	43,144	-	622	-	-	622
Issuance of Shares of Common Stock due to acquisition of an asset	295,282	*	700	-	-	700
Treasury stock	(227)	*	-	(4)	-	(4)
Reverse split	145	*	*	-	-	-
Net loss for the year ended December 31, 2023	-	-	-	-	(2,196)	(2,196)
BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	209	-	-	209
Net loss for the year ended December 31, 2024	-	-	-	-	(3,309)	(3,309)
BALANCE AT DECEMBER 31, 2024	2,719,669	3	55,115	(33)	(58,255)	(3,170)

(*)	represents amount less than $1 thousand.
(**)	Issuance expenses totaled $408

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(3,309)	(2,196)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	209	622
Equity losses in non-consolidated entity	-	87
Loss on sale of investment in unconsolidated entities	65	-
Amortization of discounts and accrued interest on loans	100	(70)
Loss upon default to pay principal and interest of Promissory Notes	419	-
Gain from change in fair value of derivative warrants liability	(695)	(6,852)
Gain from settlement of liabilities, net	(507)	-
Issuance expenses and a day-one loss on derivative warrants liability	-	3,127
Loss on impairment of an investment in an unconsolidated entity	1,916	545
Loss on impairment of intangible asset	17	-
Loss on impairment of property and equipment	13	-
Depreciation expense	-	4
Amortization of intangible assets	2	11
Changes in Operating Assets and Liabilities:
Decrease (increase) in accounts receivable – related parties	1,029	(1,102)
Decrease in accounts receivable – other	7	4
(Increase) in other current assets	-	(87)
Changes in related parties, net	262	(172)
Increase in accounts payable	625	299
(Decrease) increase in other accounts liabilities	(739)	1,548
(Decrease) increase in deferred revenue	(12)	39
Net cash used in operating activities	(598)	(4,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	-	(2,085)
Proceeds from sale of an investment in unconsolidated entity	92
Purchase of equipment	-	(11)
Purchase of intangible asset	-	(303)
Proceeds from sale of intangible asset	-	301
Net cash used in investing activities	92	(2,098)

CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance expense	-	6,034
Short term loans received	391
Short term loans repaid	(75)
Treasury stock	-	(4)
Net cash provided by finance activities	316	6,030

(DECREASE) IN CASH AND CASH EQUIVALENTS	(190)	(261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	205	466

CASH AND CASH EQUIVALENTS AT END OF YEAR	15	205

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

Non-cash investing and financing activities:
Sale of investments in an unconsolidated entity	25	-
Issuance of Shares of common stock for investment in unconsolidated entity	-	700
Warrants liability converted into shares of common stock	-	832

Supplemental disclosure of cash flow information:
Cash paid for taxes	-	-
Cash paid for interest	14	-

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005. The Company, together with its subsidiary, Meimoun and Mammon, LLC (100% owned) (“M&M”), is mainly focused on financial technology (“FINTECH”) services, delivering mobile financial services and digital content services to unbanked, underbanked and underserved communities. During the first two quarters of 2023, the Company made investments into the Real Estate market.

On May 22, 2025, the Company signed an agreement for the sale of its full interests in Brooksville Development Partners, LLC (“Brooksville”) for total consideration of $800,000. See note 3b below.

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

World Mobile transferred $50,000 to Cuentas as a refundable Security Deposit upon signing the LOI. This LOI serves as a preliminary expression of intent between World Mobile and Cuentas and is not legally binding, except where explicitly stated.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2024, the Company had $15 in cash and cash equivalents, $3,170 in negative working capital, shareholder’s deficit of $3,170 and an accumulated deficit of $58,255. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. After the balance sheet date the Company liquidated its interest in Brooksville and reached several settlement agreements with some of its creditors (see notes 5). These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

A.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“‘US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. As applicable to the consolidated financial statements, the most significant estimates and assumptions relate to fair value of derivative warrants and fair value of stock-based compensation.

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

E.	Property, plant and equipment, net

1.	Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Maintenance and repair costs are expensed as they are incurred while renewals and improvements which extend the useful life of an asset are capitalized. At the time of retirement or disposal of property and equipment, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in the consolidated results of operations.

2.	Rates of depreciation:

%

Vehicles	15

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

F.	Long lived assets held for sale

The company accounted for its long-lived assets held for sale under ASC 360-10 (“Impairment or disposal of Long-lived Assets”).

Under management decision (see Note 3b), its investment in Brooksville Development Partners, LLC. was intended to be sold.

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

Upon designation as an asset held for sale, the Company assesses the fair value of assets held for sale less any costs to sell at each reporting period until the asset is no longer classified as held for sale. Realization costs of the investment in Brooksville Development Partners, LLC. are immaterial.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company follows paragraph 605-10-S99 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. The Company primarily generates revenues through the brokering of sales of minutes from one telecommunications carrier to another and to a lesser extent the sales of prepaid calling minutes to consumers through its Tel3 division. While the Company collects payment for such minutes in advance, revenue is recognized upon delivery to and consumption of minutes by the consumer. Bonus minutes granted by the company to its customers are forfeited after twelve consecutive months of non-use at which point the Company recognizes revenue from the forfeiture of prepaid minutes. Customer accounts go inactive after 1 year and any unused minutes, balance or credits are forfeited.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At December 31, 2024, potentially dilutive securities consisted of 1,650,525 shares of which 354,381 options to purchase of common stock at prices ranging from $0.32 to $36.40 per share and 1,296,144 warrants to purchase of common stock at prices ranging from $3.60 to $4.14 per share. The effects of these options and warrants been excluded as the conversion would be anti-dilutive due to the net loss incurred in the year ended December 31, 2024.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024, early adoption is permitted. The Company does not believe that adoption of this ASU will have a material impact on the Company’s consolidated financial statements

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 –INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents Company’s investments in unconsolidated entities as of December 31, 2024 and 2023:

	Holding	As of December 31,	As of December 31,
	%	2024	2023

Lakewood (a)	6%	-	700
Brooksville development (b)	63%	-	2,015
Cuentas SDI (c)	19.99%	-	213
		-	2,928

(a)	On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core agreed to sell to the Company 6% of its interest in the Lakewood Manager to the Company in exchange for 295,282 shares of the Company’s common stock, representing 19.99% of the then outstanding shares of the Company’s common stock. The Company closed this transaction on or about March 9, 2023.

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

As of December 31, 2024, the Company recognized an impairment loss in the amount of $700 on its equity investment in 4280 Lakewood Road Manager, LLC.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 –INVESTMENTS IN UNCONSOLIDATED ENTITIES (continued)

On March 13, 2024, the Company through its approximately 63% participation in Brooksville approved the signing of a Letter of Intent to sell the “Brooksville Property” located at 19200 Cortez Boulevard, Brooksville, Florida 34601.

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

On May 22, 2025, the Company signed a Membership Interest Purchase Agreement (MIPA) with Brooksville FL Partners, LLC (“Buyer”) the holder of the minority stake in Brooksville, for the sale of its full interests in Brooksville for total consideration of $800. Accordingly, the entire investment was classified to Investment in Unconsolidated Entities Held for Sale.

On May 27, 2025, the MIPA closing took place and the Escrow agent received $800 from the Buyer. The Escrow agent completed payments to Cuentas’ 4 major creditors whose total debt of $1,140 was settled for approx. $666.3

As of December 31, 2024, Company’s management determined that its investment in Brooksville is intended to be sold and accounted for its investment in Brooksville at fair value. The Company recorded loss on impairment of an investment in an unconsolidated entity of $1,216 in the financial statements for the year ended December 31, 2024.

(c)	On May 27, 2022, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with SDI Black 011, LLC (“SDI Black”), the holders of all the membership interests of SDI Black and Cuentas SDI, LLC, a Florida limited liability (“Cuentas SDI”), for the acquisition of 19.99% of the membership interests of Cuentas SDI in exchange for $750 in addition to a loan in the amount of $100 that was provided to Cuentas SDI, LLC for the marketing purposes. SDI Black previously transferred all of its assets including the platform, portals, domain names, and related software necessary to conduct its business to Cuentas SDI. During the year ended December 31, 2022, Cuentas SDI did not repay the loan to the Company and therefore that Company wrote off the entire loan.

On June 15, 2023, the OLB Group, Inc. entered into a Membership Interest Purchase Agreement dated as of June 15, 2023 with SDI Black 001, LLC whereby it acquired 80.01% of the membership interests of Cuentas SDI, LLC for a purchase price of $850. This purchase price resulted in an impairment loss of $537.

On May 20, 2024 the Company and OLB Group, Inc., (“OLB”) entered into a Membership Interest Purchase Agreement according to which the Company sold to OLB its 19.99% membership interest in Cuentas SDI for total consideration of $215.5. OLB paid $40 at closing and the remaining $175.5 was to be paid in 17 monthly installments of $10. Until the balance is paid in full OLB shall reserve in escrow in favor of the Company, 38,000 shares of common stock of OLB. On May 23, 2025 the Company and OLB signed a settlement agreement according to which to cover all outstanding balance, OLB will pay the Company upon singing the agreement $25 and additional $25 as credited. As of December 31, 2024, the Company recorded $99 of credit loss expenses resulting the above agreement.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 4 – INTANGIBLE ASSETS

The following table presents the Company’s intangible assets as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Asset	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
Domain	47	47	-	47	28	19
Total	47	47	-	47	28	19

NOTE 5 – SHORT TERM CREDIT

A.	On February 7, 2024, the Company entered into an agreement with 1800 Diagonal Lending LLC, an accredited investor (the “Investor”), pursuant to which the Company sold the investor an unsecured original issuance discount promissory note in the principal amount of $178 (the “February Promissory Note”). The Company received net proceeds of $150 in consideration of issuance of the February Promissory Note after original issue discount of $23 and legal fees of $5. The aggregate debt discount of $28 is amortized to interest expenses over the respective term of the note. The February Promissory Note incurs a one-time interest charge of 12% which is added to the principal balance, has a maturity date of November 15, 2024, and requires monthly payments of principal and interest of $22 beginning on March 15, 2024. The February Promissory Note may be convertible into common shares of the Company at any time following an event of default at a rate of 65% of the lowest trading price of the Company’s common stock during the ten prior trading days. In addition, upon default, the Company must repay an amount equal to 150% of the then outstanding amount of principal and accrued interest combined.

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

As of December 31, 2024, the Company failed to pay the repayment amounts under the February Promissory Note and the April Promissory Note resulting in default of the February Promissory Note and April Promissory Note and calculated the balance of the notes payable at $226 and $163, respectively, recording a loss of $146 as result of the default to pay principal and interest of the February Promissory Note and April Promissory Note.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 5 – SHORT TERM CREDIT (continued)

B.

On April 12, 2024, the Company entered into a Purchase and Sale of Future Receipts Agreement (the “Purchase Agreement”) with EAdvance Services LLC. (the “Buyer”), pursuant to which the Company sold the Buyer future receipts of the Company in the principal amount of $80. The Company received net proceeds of $76 after origination fee of $4. The estimated cost of the financing of $40 is amortized to interest expenses over the respective term of the financing, 28 weeks. The Estimated weekly payment based on gross sales calculation was $4. As of December 31, 2024, the Company failed to make the weekly payments resulting in default of the Purchase Agreement and calculated the balance of the financing arrangement at $367.

On May 22, 2025, the Company settled outstanding obligations with EAdvance Services LLC for $60, with cancellation of all prior UCC filings, liens, encumbrances, or personal guarantees relating to the claim. Mutual releases were also executed by both parties.

NOTE 6 – OTHER ACCOUNT LIABILITIES

	December 31,
	2024	2023

Accrued expenses and other liabilities	786	2,135
Accrued salaries and directors’ fee	321	95

	1,107	2,230

NOTE 7 – WARRANTS LIABILITY, NET

	December 31,
	2024	2023

Outstanding at January 1	785	-
Issued to investors	-	8,049
Issued to placement agents	-	420
Exercised	-	(832)
Changes in fair value	(695)	(6,852)
Outstanding at December 31	90	785

For additional information see Note 10 – Stockholders’ Equity.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – RELATED PARTY TRANSACTIONS

A.	Transactions and balances with related parties

	Year ended December 31
	2024	2023
Sales:
Sales to SDI Cuentas LLC (formerly related party see b)	$81	$73
Sales to Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	-	2,181
Total sales to related parties	$81	$2,250

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$565	$-
Total sales to related parties	$565	$-

B.	Balances with related parties and officers:

	As of December 31,	As of December 31,
	2024	2023

Arik Maimon (Chairman of the Board and the CEO)	-	73
Michael De Prado (Vice Chairman of the Board and President)	-	99
Current assets - Related parties	-	172

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	1,300

Current assets – Accounts receivables	271	1,300

Total Due from related parties	271	1,472

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

NOTE 9 – STOCK OPTIONS

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2024 and 2023:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	128,477	56.44
Granted	-	-
Exercised	-	-
Forfeited	(34,616)	36.40
Expired	(8,862)	158.73
Outstanding at January 1, 2024	84,999	36.97
Granted	270,920	$0.32
Exercised	-	-
Forfeited	(9,231)	$41.65
Outstanding at December 31, 2024	346,688	$8.21
Number of options exercisable at December 31, 2024	346,688	$8.21

The stock options outstanding as of December 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December 31, 2024
36.4	75,768	5.07	75,768
0.32	270,920	9.15	270,920
	346,688		346,688

The stock options outstanding as of December 31, 2023, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
	As of December 31, 2023
67.93	1,538	0.27	1,538
36.40	83,461	6.38	83,461
	84,999		84,999

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 9 – STOCK OPTIONS (continued)

The aggregate intrinsic value of the awards outstanding as of December 31, 2024 and 2023 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $ 0.11 and $0.68 as of December 31, 2024 and 2023, respectively, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Expenses incurred in respect of stock options for employees and directors, for the year ended December 31, 2024 and 2023 were $209 and $37, respectively. The Company did not recognize an income tax benefit related to stock-based compensation as it’s not recognized for tax purposes and a full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2024, there are 166,538 options available for future grants under the 2021 Plan and 249,080 options available for future grants under the 2023 Share Incentive Plan.

NOTE 10 – STOCKHOLDERS’ EQUITY

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

(USD in thousands)

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

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

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities issued in February 2023:

	February 6, 2023	December 31, 2023	December 31, 2024
Share price (U.S. dollars)	$14.69	$0.68	$0.11
Exercise price (U.S. dollars)	$17.3 - $23.17	$23.17	$23.17
Expected volatility	177.76%	141.19%	162.05%
Risk-free interest rate	4.44%	4.23%	4.38%
Dividend yield	-	-	-
Expected term (years)	5.00	4.10	3.10
Fair value	$4,422	$7	$1

On August 21, 2023, the Company entered into a common stock warrant exercise inducement offer letter (the “Inducement Letter”) with a certain holder (the “Holder”) of existing warrants to purchase shares of the Company’s common stock at an exercise price of $7.67 per share, issued on August 8, 2022 and of the Purchase Warrants having an exercise price of $17.16 per share which were issued on February 8, 2023 (together, the “Existing Warrants”). Pursuant to the Inducement Letter, the Holder agreed to exercise for cash its Existing Warrants to purchase an aggregate of 616,303 shares of the Company’s common stock, at a reduced exercised price of $3.30 per share, in consideration for the Company’s agreement to issue a new warrant (the “Inducement Warrant”), to purchase up to 1,232,606 shares of the Company’s common stock at an exercise price of $3.30, subject to certain anti-dilution adjustments. The Inducement Warrant is exercisable for five and a half years commencing on the date shareholders of the Company approve the issuance of the Inducement Warrant (“Shareholder Approval”) under applicable rules of Nasdaq. The Company received aggregate gross proceeds of approximately $2,034 from the exercise of the Existing Warrants by the Holder and the sale of the Inducement Warrants, before deducting placement agent fees and other offering expenses payable by the Company. The Company engaged H.C. Wainwright & Co., LLC (“Wainwright”) to act as its exclusive placement agent in connection with the transactions summarized above and paid Wainwright a cash fee of $142 (7.0% of the gross proceeds received from the exercise of the Existing Warrants) as well as a management fee of $20 (1.0% of the gross proceeds from the exercise of the Existing Warrants). The Company also paid Wainwright $65for non-accountable expenses and $16 as a closing fee. The Company also issued to designees of Wainwright warrants to purchase up to an aggregate of 43,141 shares of common stock of the Company having the same terms as the Inducement Warrant except for an exercise price equal to $4.455 per share.

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

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 10 – STOCKHOLDERS’ EQUITY (continued)

The following table summarizes the observable inputs used in the valuation of the derivative warrant liabilities issued in August 2023:

	August 21, 2023	December 31, 2023	December 31, 2024
Share price (U.S. dollars)	$3.3	$0.68	$0.11
Exercise price (U.S. dollars)	$3.3 - $4.455	$3.3 - $4.455	$3.3 - $4.455
Expected volatility	172.37%	169.28%	161.28%
Risk-free interest rate	4.44%	4.23%	4.38%
Dividend yield	-	-	-
Expected term (years)	5.5	5.5	4.5
Fair value	$4,047	$778	$89

NOTE 11 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On September 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of December 31, 2024, the company accrued $300 due to this matter.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 11 – COMMITMENTS AND CONTINGENCIES (continued)

On October 4, 2022, Crosshair Media Placement, LLC, a Kentucky based marketing company, filed and served a complaint on Cuentas for breach of contract alleging breach of contract damages of $630, which case remains pending in the United States District Court for the Western District of Kentucky, case no. 3:22-CV-512-CHB. On May 9, 2023, the Company and the plaintiff attended a court settlement conference before the federal magistrate judge presiding over the matter. On May 13, , the Company’s President and Chief Executive Officer executed a joint personal guaranty in favor of Crosshair Media Placement, LLC, securing the full payment of amounts owed by the Company pursuant to a judgment in the amount of $454, plus accrued interest and attorney’s fees. Pursuant to an agreement with Crosshair Media Placement, LLC’s legal counsel, the parties agreed to a full and final settlement in the amount of $466, inclusive of interest and legal fees. Payment was remitted on May 27, 2025, by the escrow agent in connection with the closing of the Membership Interest Purchase Agreement.

On February 8, 2023, a former employee of the Company, filed a complaint for breach of employment agreement alleging the Company failed to pay her certain compensation she alleges she was entitled to upon her resignation. On May 22, 2025, the Company entered into a settlement agreement to resolve a previously adjudicated legal matter with a full and final payment of $28, inclusive of interest and legal fees. The settlement included mutual releases of claims by both parties.

NOTE 12 – SEGMENTS OF OPERATIONS

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

A.	Revenue by product:

	Year ended December 31,
	2024	2023

Telecommunications	26	87
Wholesale telecommunication services	569	2,181
Digital products and General Purpose Reloadable Cards	81	78
	676	$2,346

B.	Gross loss by product:

	Year ended December 31,
	2023

Telecommunications	(44)	(265)
Wholesale telecommunication services (*)	4	10
Digital products and General Purpose Reloadable Cards	(35)	(132)
	(75)	(387)

(*)	On July 17, 2023 the Company and ASAL Communication, S.A. DE C.V (“ASAL”) entered into an Interconnection Agreement according to which ASAL shall provide the Company intermediary telecommunication services consisting of data, voice and other traffic though ASAL’s public telecommunication network, in order to terminate them in Mexico at price determined in the agreement and as may mutually change from time to time. The agreement shall be in effect for the initial period of one year and may be terminated by either party after the laps of the initial period by providing a written notice of termination of at least 90 days in advance.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 12 – SEGMENTS OF OPERATIONS (continued)

C.	Long lived assets by product:

	Year ended December 31,
	2024	2023

Telecommunications	-	-
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	-	13
	-	13

For the year ended December 31, 2024 and December 31, 2023, the Company’s sales to Next Communications INC were approximately 84% and 93% and to Cuentas SDI LLC approximately 12% and 3% of the Company’s total revenue, respectively. All of the Company’s sales were generated in the U.S in 2024 and 2023.

NOTE 13 – INCOME TAX

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

We recognized income tax benefits of $0 during the years ended December 31, 2024 and December 31, 2023. When it is more likely than not that a tax asset will not be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2024 or December 31, 2023 applicable under FASB ASC Topic 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

A.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company and the tax expense reported in the financial statements:

	Year ended December 31
	2024	2023
	US Dollars

Pretax loss	(3,309)	(2,196)
Federal and State statutory rate	26.5%	26.5%
Income tax computed at the ordinary tax rate	877	582
Stock-based compensation	(55)	(54)
Non-deductible expenses	-	-
Other permanent differences	(342)	1,254
Losses and timing differences in respect of which no deferred taxes were generated	(480)	(1,782)
	-	-

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 13 – INCOME TAX (continued)

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2024	2023
Composition of deferred tax assets:	US Dollars

Non capital loss carry forwards	10,785	10,305
Valuation allowance	(10,785)	(10,305)
		-

C.	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

US Dollars

Valuation allowance, December 31, 2023	10,305
Increase	480
Valuation allowance, December 31, 2024	10,785

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2024 and 2023, are as follows:

	Year ended December 31
	2024	2023
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	2,719,668	2,317,213
Total number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	1,650,525	1,523,849

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 14 – SUBSEQUENT EVENTS

Interactive Communications International, Inc., termination agreement.

 See Note 3c above.

1800 Diagonal Lending, LLC

See Note 5A above.

Disposal of Ownership Interest in Brooksville Development Partners

See Note 3b above.

EAdvance Services LLC.

See Note 5B above.

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

The Company has evaluated all other events or transactions that occurred after balance sheet date through the date these consolidated financial statements were issued and determined that no other material subsequent events required disclosure or adjustment in the financial statements.

Convertible notes

On September 22, 2025 and October 1, 2025, Cuentas, Inc. (the “Company”) entered into two Convertible Note Purchase Agreements with World Mobile Group Ltd. (the “Investor”) for aggregate principal of $385 (the “WM Notes”). The first agreement provided for $260,000 of notes (Sept. 22, 2025) and the second provided for $125 of notes (Oct. 1, 2025). The WM Notes are convertible into shares of the Company’s common stock pursuant to their terms. Closings occurred on the agreement dates. As conditions to closing, the Company agreed to deliver an irrevocable transfer-agent instruction letter and to provide a customary reserve of shares for conversions. The September 22 agreement also provides the Investor the right to designate one director to the Company’s board so long as the Investor and its affiliates beneficially own at least 5% of the Company, and it grants certain protective approval rights tied to covenants and event-of-default actions under the notes.

On September 18, 2025, the Company and Mr. De Prado executed a Confidential Separation Agreement and related financing documents. In connection with his departure, the Company agreed to pay $110 in cash and issued two secured promissory notes to Mr. De Prado: (i) Note One in the principal amount of $473, bearing interest at 2.0% per annum, maturing upon the earlier of (A) a qualified financing of at least $2,000or (B) one year from issuance (default interest 18%); and (ii) Note Two in the principal amount of $200, maturing on the first anniversary of issuance, with the holder’s exclusive option at maturity to require either cash payment of all outstanding principal and accrued interest or the transfer by the Company, via certificate of sale, of all non-telecom/MVNO assets that comprise the Company’s Fintech division (no cash interest unless default; 8% default interest). Each De Prado note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets pursuant to separate security agreements

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 14 – SUBSEQUENT EVENTS (continued)

On October 17, 2025, the Company issued three additional unsecured convertible promissory notes: (i) a note to Shalom Arik Maimon (CEO) in the principal amount of $586; (ii) a note to Schulman in the principal amount of $113; and (iii) a note to AM Law in the principal amount of $308Each bear’s interest at 2% per annum with 15% default interest and is voluntarily convertible at the holder’s option into common stock at $0.42 per share; the notes also provide piggyback registration rights. After issuance, Mr. Maimon instructed conversion of 50% of his note ($293) into 697,723 shares, and AM Law instructed conversion of 50% of its note ($154) into 366,666 shares, in each case at $0.42 per share.

Fintech license.

Also on September 18, 2025, the Company entered into a 16-month license with Mr. De Prado granting use and access to the Fintech assets (as detailed in Schedule A) with those assets to be held in escrow by AM Law until the Note Two option is exercised. MVNO assets are expressly excluded. The various agreements with Mr. Michael De Prado were signed on September 18, 2025 but were not fully consummated until October 21, 2025 upon the release of the deliverables from escrow by the escrow agent.

Engagement Letter with Maxim Group LLC

On October 13, 2025, the Company entered into an engagement letter with Maxim Group LLC (“Maxim”), a registered broker-dealer and investment bank, pursuant to which Maxim was engaged to act as the exclusive managing underwriter and sole book-running manager for a proposed follow-on public offering (the “Offering”) of the Company’s common stock, par value $0.001 per share, and/or units consisting of common stock and warrants.

Under the terms of the engagement letter, the Offering is expected to be conducted on a firm commitment basis and may include an overallotment option for up to 15% additional securities. Maxim is entitled to receive an underwriting discount of 8% of the public offering price and underwriter warrants equal to 8% of the total number of securities sold in the Offering. These warrants will be exercisable six months after the effective date of the registration statement, at an exercise price equal to 100% of the public offering price, and will expire five years after issuance.

The Company agreed to pay Maxim an advance of $15,000 upon execution of the engagement letter, plus an additional $10 upon filing the registration statement, as reimbursement for accountable out-of-pocket expenses. In addition, the Company shall be responsible for all legal, regulatory, and related offering expenses, including Maxim’s legal fees up to $125,000 in the event of a closing, or $25,000 if no closing occurs.

The engagement letter also grants Maxim a right of first refusal for 18 months following the closing of the Offering to act as the Company’s exclusive underwriter, placement agent, or financial advisor in any future public or private equity, equity-linked, or debt offering (excluding bank debt).

The engagement letter includes standard indemnification and contribution provisions in favor of Maxim and its affiliates, customary lock-up requirements for company officers, directors, and major shareholders for a period of six months post-offering, and requires that the Company maintain NASDAQ or NYSE listing, audited PCAOB financial statements, and key man insurance.

This engagement letter was approved and signed by the Company’s Chief Executive Officer on October 13, 2025 and remains effective through August 31, 2026, unless earlier terminated under the conditions specified therein.

Hallo 015 Agreement

On November 1, 2025, the Company, through its subsidiary World Mobile LLC, entered into a Distribution Agreement with International Communications 015 Ltd (dba “Hallo 015”), an Israeli telecommunications distributor. Under the agreement, Hallo 015 was granted a non-exclusive worldwide right to distribute the Company’s eSIM products through its authorized network of retailers and online channels. The initial term of the agreement is three years with automatic one-year renewals unless terminated earlier in accordance with its terms. The arrangement provides for an initial purchase of 1,000 eSIMs at $15.00 per month per unit, with weekly billing based on first-use activation and a credit facility of $5,000 established for the distributor. The Distributor is responsible for Israel termination at its own cost and for maintaining regulatory compliance and sales support within its territory. The Company retains all intellectual-property rights and may adjust discounts or terminate for convenience upon 90 days’ written notice.

(b) Exhibits

Exhibit	Update for new agreements incl. World mobile ….	Filed	Incorporated by reference
Number	Exhibit Description	herewith	Form	Exhibit	Filing date
3.1	Amended and Restated Articles of Incorporation, dated August 21, 2020.		8-K	3.1	2020-08-21
3.2	Amended and Restated Bylaws, dated August 21, 2020.		8-K	3.2	2020-08-21
3.3	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed on January 28, 2021.		8-K	3.1	2021-02-05
3.4	Certificate of Amendment to Amended and Restated Articles of Incorporation, filed on March 23, 2023.		8-K	3.1	2023-03-30
4.1	Form of Common Stock Warrant		8-K	4.1	2022-08-09
4.2	Form of Pre-Funded Warrant		8-K	4.2	2022-08-09
4.3	Form of Placement Agent Warrant		8-K	4.3	2022-08-09
4.4	Form of Pre-Funded Warrant		8-K	4.1	2023-02-08
4.5	Form of Purchase Warrant		8-K	4.2	2023-02-08
4.6	Form of Placement Agent Warrant		8-K	4.3	2023-02-08
4.7	Form of Inducement Warrant issued to Armistice		8-K	4.1	2023-08-23
4.8	Form of Placement Agent Warrant		S-3*	4.8	2023-11-22
10.11	Binding Letter of Intent with Core Development Holdings Corporation (“Core”)		8-K	10.1	2023-01-05
10.12	Amendment to Binding Letter of Intent		8-K	10.3	2023-02-03
10.13	Membership Interest Purchase Agreement (MIPA)		8-K	10.1	2023-02-03
10.14	Assignment and Assumption of Membership Interests		8-K	10.2	2023-02-03
10.15	Limited Guaranty Agreement		8-K	10.4	2023-02-03
10.16	Form of Securities Purchase Agreement		8-K	10.1	2023-02-08
10.24	Form of Inducement Letter		8-K	10.1	2023-8-23
10.26	First Amendment to Mortgage and Assignment of Leases		8-K	10.2	2024-3-14
10.27	Amended and Restated Promissory Note		8-K	10.4	2024-3-14
10.29	World Mobile-Hallo 015-SIM Distribution Agreement 051125
14.1	Code of Business Conduct and Ethics	X
19.1	Insider Trading Policy	X
21.1	Subsidiaries	X
23.1	Consent of Yarel + Partners	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	X
97.1	Executive Compensation Clawback Policy	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Form S-3 (Registration No. 333-275724).

Form	Exhibit Number	Description	Filing Date
8-K	11.1	Letter of Intent	2024-03-14
8-K	11.2	First Amendment to Mortgage and Assignment of Leases	2024-03-14
8-K	11.3	Certificate of Company Resolution for Republic Bank of Chicago Loan Extension	2024-03-14
8-K	11.4	Amended and Restated Promissory Note	2024-03-14
8-K	11.5	Press Release distributed March 14, 2024	2024-03-14
8-K	12.1	Letter of Intent	2024-05-07
8-K	13.1	Letter of Intent	2024-06-07
8-K	13.2	Press Release distributed June 4, 2024	2024-06-07
8-K	14.1	Letter of Termination from Buyer to Company	2024-07-12
8-K	15.1	Termination Agreement	2024-08-16
8-K	16.1	Limited Liability Company Agreement – World Mobile LLC	2025-05-28
8-K	16.2	Contribution Agreement – Cuentas, World Mobile	2025-05-28
8-K	16.3	Subscription Agreement – World Mobile Group, World Mobile	2025-05-28
8-K	16.4	Side Letter One – Cuentas, World Mobile Group, World Mobile	2025-05-28
8-K	16.5	Side Letter Two – Cuentas, World Mobile Group, World Mobile	2025-05-28
8-K	16.6	Membership Interest Purchase Agreement – Cuentas, Brooksville FL Partners	2025-05-28
8-K	16.7	Joint Personal Guaranty – Crosshair Media Placement	2025-05-28
8-K	16.8	Settlement Agreement – Cuentas, 1800 Diagonal Lending	2025-05-28
8-K	16.9	Settlement Agreement – Cuentas, Alexandra Calicchio	2025-05-28
8-K	16.10	Settlement Agreement – Cuentas, EAdvance Services	2025-05-28
8-K	17.1	Cuentas–World Mobile Convertible Note Purchase Agreement One	2025-10-24
8-K	17.2	Cuentas–World Mobile Convertible Note Purchase Agreement Two	2025-10-24
8-K	17.3	Cuentas – Michael De Prado Separation Agreement	2025-10-24
8-K	17.4	Cuentas – Michael De Prado Secured Promissory Note One	2025-10-24
8-K	17.5	Cuentas – Michael De Prado Security Agreement Note One	2025-10-24
8-K	17.6	Cuentas – Michael De Prado Secured Promissory Note Two	2025-10-24
8-K	17.7	Cuentas – Michael De Prado Security Agreement Note Two	2025-10-24
8-K	17.8	Cuentas – Michael De Prado Licensing Agreement	2025-10-24
8-K	17.9	Cuentas – Michael De Prado Allonge to Secured Promissory Note	2025-10-24
8-K	17.10	Cuentas – Promissory Notes to AM Law	2025-10-24
8-K	17.11	Cuentas – Promissory Notes to Shalom Arik Maimon	2025-10-24
8-K	17.12	Cuentas – Promissory Notes to Matt Schulman	2025-10-24
8-K	17.13	Cuentas – Notice of Conversion – Arik Maimon	2025-10-24
8-K	17.14	Cuentas – Notice of Conversion – AM Law	2025-10-24

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
Date: November 19, 2025
	By:	/s/ Shalom Arik Maimon
Shalom Arik Maimon,
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shalom Arik Maimon	Chief Executive Office and	November 19, 2025
Shalom Arik Maimon	Chairman of the Board of Directors

/s/ Ofek Haim Suchard	Interim CFO	November 19, 2025
Ofek Haim Suchard

	Director	November 19, 2025
Adiv Baruch

/s/ Lexi Terrero	Director	November 19, 2025
Lexi Terrero

/s/ Haim Yeffet	Director	November 19, 2025
Haim Yeffet