Form 10-Q
period 2025-03-31
Cuentas Inc.
filed 2025-11-28
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 28, 2025, the issuer had 2,730,058 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2025

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$-	15
Accounts Receivables – related parties	271	271
Investment in unconsolidated entities held for sale	800	800
Other current assets	25	25
Total Current Assets	1,096	1,111

Total assets	$1,096	1,111

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	2,314	2,122
Other accounts liabilities	1,163	1,107
Warrants liability, net	90	90
Notes and Loan payable	1,080	962
Total Current Liabilities	4,647	4,281

Total Liabilities	4,647	4,281

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; issued and outstanding 2,719,668 shares as of March 31, 2025 and December 31, 2024.	3	3
Additional paid-in capital	55,133	55,115
Treasury Stock	(33)	(33)
Accumulated deficit	(58,654)	(58,255)
Total Stockholders’ Deficit	(3,551)	(3,170)
Total Liabilities and Stockholders’ Deficit	$1,096	1,111

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Three months ended
	March 31
	2025	2024

Revenues from related party	-	45
Revenues from other	-	594
Total revenues	-	639

Cost of revenues from related party	-	(565)
Other cost of revenues	-	(143)
Total cost of revenues	-	(708)

Gross loss	-	(69)

Operating expenses
Amortization of Intangible assets, net	-	(2)
Selling, General and administrative expenses	(283)	(772)
Total Operating expenses	(283)	(774)

Operating loss	(283)	(843)
Other income (expenses)
Other expenses, net	-	(80)
Interest expenses	(116)	(13)
Gain from Change in fair value of derivative warrants liability, net	-	491
Total other income	(116)	398

Net loss	(399)	(445)

Loss per share (basic and diluted)	(0.15)	(0.15)

Basic and diluted weighted average number of shares of common stock outstanding	2,719,668	2,719,668

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Share (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2024	2,719,669	3	55,115	(33)	(58,255)	(3,170)

Share based Compensation	-	-	18	-	-	18
Comprehensive loss for the period	-	-	-	-	(399)	(399)

BALANCE AT MARCH 31, 2025	2,719,669	3	55,133	(33)	(58,654)	(3,551)

	Number of Share (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	120	-	-	120
Comprehensive loss for the period	-	-	-	-	(445)	(445)

BALANCE AT MARCH 31, 2024	2,719,668	3	55,026	(33)	(55,391)	(395)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(399)	$(445)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	18	120
Interest	116	5
Change in fair value of derivative warrants liability	-	(491)
Depreciation expense	-	2
Impairment of prepaid expenses	-	75
Amortization of intangible assets	-	2
Changes in Operating Assets and Liabilities:
Increase in accounts receivable – related parties	-	(774)
Increase in other current assets	-	(4)
Changes in related parties, net	157	3
Increase in accounts payable	36	1,741
Increase (decrease) in other accounts liabilities	57	(544)

Net cash used in operating activities	(15)	(310)
CASH FLOWS FROM FINANCE ACTIVITIES:
Short term loans received	-	150
Short term loans repaid	-	(17)
Treasury stock		-
Net cash provided by finance activities	-	133
DECREASE IN CASH AND CASH EQUIVALENTS	(15)	(177)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15	205
CASH AND CASH EQUIVALENTS AT END OF YEAR	$-	$28

	Three months ended
	March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Cash paid during the period for interest	-	5
Cash paid during the period for taxes	-	-

The accompanying notes are an integral part of the condensed consolidated interim financial statements

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL

Cuentas, Inc. (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005. The Company owns 100% of Meimoun & Mammon LLC, a wholly owned subsidiary that is licensed to provide telecommunications services, but currently has no operations. The Company owns 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.

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

The Company is focusing its business mainly on developing internal and vertical markets for Cuentas Mobile, the Company’s Cellular Telecommunications solution.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continue)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2025, the Company had $0 in cash and cash equivalents, $3,551 in negative working capital, shareholder’s deficit of $3,551 and an accumulated deficit of $58,654. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. After the balance sheet date the Company liquidated its interest in Brooksville and reached several settlement agreements with some of its creditors. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on November 18, 2025 (the “2024 Form 10-K”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the 2024 Form 10-K.

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

Recently Adopted Accounting Standards

During the three months ended March 31, 2025, the Company was not required to adopt any recently issued accounting standards.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER

OLB Group, Inc. settlement agreement.

Further to Note 3c in the Consolidated Financial Statements as of December 31, 2024, on May 23, 2025 the Company and OLB signed a settlement agreement according to which to cover all outstanding balance, OLB will pay the Company upon singing the agreement $25 and additional $25 as credited..

1800 Diagonal Lending, LLC

Further to Note 5a in the Consolidated Financial Statements as of December 31, 2024, on May 14, 2025, the Company entered into a Settlement Agreement and Mutual Release (the “1800 Agreement”) with 1800 Diagonal Lending, LLC for the obligations under the February Promissory Note and the April Promissory Note. According to the 1800 Agreement the Company will pay $112.5, for the full release from all liabilities associated with the related judgment and promissory notes.

On May 27, 2025, full payment of $112.5 was made and on September 6, 2025, the reserve of shares held at the transfer agent were retired.

Disposal of Ownership Interest in Brooksville Development Partners

Further to Note 3b in the Consolidated Financial Statements as of December 31, 2024, on May 22, 2025, the Company signed a Membership Interest Purchase Agreement (MIPA) with Brooksville FL Partners, LLC (“Buyer”) the holder of the minority stake in Brooksville, for the sale of its full interests in Brooksville for total consideration of $800. Accordingly, the entire investment was classified to Investment in Unconsolidated Entities Held for Sale.

On May 27, 2025, the MIPA closing took place and the Escrow agent received $800 from the Buyer. The Escrow agent completed payments to Cuentas’ 4 major creditors whose total debt of $1,140 was settled for approx. $666.3

EAdvance Services LLC.

Further to Note 5b in the Consolidated Financial Statements as of December 31, 2024, on May 22, 2025, the Company settled outstanding obligations with EAdvance Services LLC for $60, with cancellation of all prior UCC filings, liens, encumbrances, or personal guarantees relating to the claim. Mutual releases were also executed by both parties.

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

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continue)

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

Convertible notes

On September 22, 2025 and October 1, 2025, Cuentas, Inc. (the “Company”) entered into two Convertible Note Purchase Agreements with World Mobile Group Ltd. (the “Investor”) for aggregate principal of $385 (the “WM Notes”). The first agreement provided for $260 of notes (Sept. 22, 2025) and the second provided for $125 of notes (Oct. 1, 2025). The WM Notes are convertible into shares of the Company’s common stock pursuant to their terms. Closings occurred on the agreement dates. As conditions to closing, the Company agreed to deliver an irrevocable transfer-agent instruction letter and to provide a customary reserve of shares for conversions. The September 22 agreement also provides the Investor the right to designate one director to the Company’s board so long as the Investor and its affiliates beneficially own at least 5% of the Company, and it grants certain protective approval rights tied to covenants and event-of-default actions under the notes.

On September 18, 2025, the Company and Mr. De Prado executed a Confidential Separation Agreement and related financing documents. In connection with his departure, the Company agreed to pay $110 in cash and issued two secured promissory notes to Mr. De Prado: (i) Note One in the principal amount of $473, bearing interest at 2.0% per annum, maturing upon the earlier of (A) a qualified financing of at least $2,000 or (B) one year from issuance (default interest 18%); and (ii) Note Two in the principal amount of $200, maturing on the first anniversary of issuance, with the holder’s exclusive option at maturity to require either cash payment of all outstanding principal and accrued interest or the transfer by the Company, via certificate of sale, of all non-telecom/MVNO assets that comprise the Company’s Fintech division (no cash interest unless default; 8% default interest). Each De Prado note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets pursuant to separate security agreements

On October 17, 2025, the Company issued three additional unsecured convertible promissory notes: (i) a note to Shalom Arik Maimon (CEO) in the principal amount of $586; (ii) a note to Schulman in the principal amount of $113; and (iii) a note to AM Law in the principal amount of $308. Each bear’s interest at 2% per annum with 15% default interest and is voluntarily convertible at the holder’s option into common stock at $0.42 per share; the notes also provide piggyback registration rights. After issuance, Mr. Maimon instructed conversion of 50% of his note ($293) into 697,723 shares, and AM Law instructed conversion of 50% of its note ($154) into 366,666 shares, in each case at $0.42 per share.

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

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continue)

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

The Company agreed to pay Maxim an advance of $15 upon execution of the engagement letter, plus an additional $10 upon filing the registration statement, as reimbursement for accountable out-of-pocket expenses. In addition, the Company shall be responsible for all legal, regulatory, and related offering expenses, including Maxim’s legal fees up to $125 in the event of a closing, or $25 if no closing occurs.

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

Hallo 015 Agreement

On November 1, 2025, the Company, through its subsidiary World Mobile LLC, entered into a Distribution Agreement with International Communications 015 Ltd (dba “Hallo 015”), an Israeli telecommunications distributor. Under the agreement, Hallo 015 was granted a non-exclusive worldwide right to distribute the Company’s eSIM products through its authorized network of retailers and online channels. The initial term of the agreement is three years with automatic one-year renewals unless terminated earlier in accordance with its terms. The arrangement provides for an initial purchase of 1,000 eSIMs at $0.15 per month per unit, with weekly billing based on first-use activation and a credit facility of $5 established for the distributor. The Distributor is responsible for Israel termination at its own cost and for maintaining regulatory compliance and sales support within its territory. The Company retains all intellectual-property rights and may adjust discounts or terminate for convenience upon 90 days’ written notice.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continue)

Directors and Executive Officers

The names of our director and executive officers and their ages, positions, and biographies are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

On October 21, 2025, Michael De Prado resigned as President, Executive Vice Chairman and Chief Financial Officer. In connection with his separation, the Company paid $110 in cash and issued two secured promissory notes. Mr. De Prado’s resignation did not involve any disagreement with the Company on any matter relating to operations, policies or practices. The Board has initiated a process to identify qualified Chief Financial Officer candidates.

Changes in Internal Control over Financial Reporting

On June 30, 2025 our former Chief Financial Officer Mr. Zakai resigned from his position as Company’s CFO. On July 1, 2025, our Board of directors approved the nomination of Mr. Michael De Prado as Company’s Interim CFO. On July 1, 2025, our Board of directors approved the nomination of Mr. Michael De Prado as Company’s Interim CFO. On October 21, 2025, Michael De Prado resigned his position as Chief Financial Officer as part of his full separation agreement. On November 6, 2025, our Board of directors approved the nomination of Mr. Ofek Suchard as Company’s Interim CFO.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	346,688	$8.21
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2025	346,688	$8.21
Number of options exercisable at March 31, 2025	346,688	$8.21

The aggregate intrinsic value of the awards outstanding as of March 31, 2025 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.11 as of March 31, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the three months ended March 31, 2025 and 2024 were $18 and $120, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continue)

The stock options outstanding as of March 31, 2025 and December 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable

36.4	75,768	5.07	75,768
0.32	270,920	9.15	270,920
	346,688		346,688

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Three months ended March 31,
	2025	2024

Sales:
Sales to SDI Cuentas LLC	$-	$45
Total sales to related parties	$-	$45

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$-	$565
Total sales to related parties	$-	$565

B.	Balances with related parties and officers:

	As of March 31,	As of December 31,
	2025	2024

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	271

Current assets – Accounts receivables	271	271

Total Due from related parties	271	271

(a)	On June 26, 2009 the Company and Next Communications Inc (“Next”) entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement.

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

A.	Revenue by product:

	Three months ended March 31,
	2025	2024

Telecommunications	$-	$25
Wholesale telecommunication services	-	569
Digital products and General Purpose Reloadable Cards	-	45
Total revenues	$-	$639

B.	Gross loss by product:

	Three months ended March 31,
	2025	2024

Telecommunications	$-	$14
Wholesale telecommunication services (*)	-	4
Digital products and General Purpose Reloadable Cards	-	(87)
Total Gross Loss	$-	$(69)

C.	Long lived assets by product:

	March 31,	December 31,
	2025	2024

Telecommunications	$-	$2
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	-	11
	$-	$13

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in subsequent reports filed pursuant to Section 13(a) of the Exchange Act.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its wholly owned subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”) which provides wholesale and retail telecommunications services. The Company also own 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. The Company is focusing its business mainly on developing internal and vertical markets for Cuentas Mobile, the Company’s Cellular Telecommunications solution.

Since the first quarter of 2023, Cuentas made equity investments in real estate projects in Florida under the name Cuentas Casa. Cuentas Casa partners with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. Our goal was to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families. Our real estate investments were intended to broaden our reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow us to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the United States. We believed that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue. Due to liquidity issues impeding the operation and development of its core mobile fintech and carrier services, on April 3, 2024, the limited liability company in which Cuentas had a 63.9% equity interest (“Brooksville Development Partners, LLC” or “BDP”), entered into an agreement to sell the vacant land located in Brooksville, Florida (the “Brooksville Property”) The Brooksville Property was originally purchased by BDP on April 28, 2023 for $5.05 million, $2 million of which was contributed by Cuentas. On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds were used for operating expenses. With these funds, the Company was able to settle debts totaling approx. $1.132M with 4 major creditors for final actual cost of $666,356

On September 22, 2025 and October 1, 2025, the Company entered into two Convertible Note Purchase Agreements with World Mobile Group Ltd. for an aggregate principal amount of $385,000—$260,000 on September 22, 2025 and $125,000 on October 1, 2025. The notes are convertible into shares of the Company’s common stock pursuant to their terms, and the closings occurred on the respective dates. As conditions to closing, the Company delivered an irrevocable transfer-agent instruction letter and reserved shares for conversions. The September 22 agreement provides the investor the right to designate one director while it and its affiliates beneficially own at least 5% of the Company and includes certain protective approval rights tied to covenant and event-of-default actions. The Company agreed to use a portion of proceeds to (i) pay $110,000 to Michael De Prado in connection with his separation and (ii) fund professional fees to bring SEC reporting current; the October 1 agreement provides that proceeds will be applied to the “Plum Contract.”

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

World Mobile LLC

World Mobile LLC is the Company’s majority-owned joint venture with World Mobile Group formed to operate the Company’s MVNO business. Through the JV, the Company now holds a 51% membership interest and consolidates the entity for financial reporting purposes. The JV Company’s operating platform includes a range of infrastructure assets, such as licensed U.S. spectrum holdings, nationwide roaming agreements, a distributed AirNode network, and core network infrastructure that supports mobile connectivity across U.S. markets. World Mobile LLC operates in active commercial environments with real usag, an established market presence, and adherence to applicable regulatory requirements. Its infrastructure model is designed to scale as additional markets are launched, customer usage increases, and new network assets are deployed.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

Revenue

Revenue by product for the three months ended March 31, 2025, and the three months ended March 31, 2024 are as follows:

	Three Months Ended
	March 31
	2025	2024
	Dollars in thousands
Telecommunications	$-	$25
Wholesale telecommunication services	-	569
Digital products and General Purpose Reloadable Cards	-	45
Total revenue	$-	$639

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the three months ended March 31, 2024, totaled $639,000

Costs of Revenue and Gross profit

Cost of revenues during the three months ended March 31, 2025 totaled $0 compared to $708,000 for the three months ended March 31, 2024.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $0 during the three months ended March 31, 2025 and $565,000 during the three months ended March 31, 2024.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $0 during the three months ended March 31, 2025 and $131,000 during the three months ended March 31, 2024.

Gross loss by product for the three months ended March 31, 2025, and the three months ended March 31, 2024 are as follows:

	Three Months Ended
	March 31
	2025	2024
	Dollars in thousands
Telecommunications	$-	$14
Wholesale telecommunication services	-	4
Digital products and General Purpose Reloadable Cards	-	(87)
Total Gross profit (loss)	$-	$(69)

Operating Expenses

Operating expenses totaled $283,000 during the three months ended March 31, 2025, compared to $772,000 during the three months ended March 31, 2024 representing a net decrease of $489,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	March 31
	2024	2023
	Dollars in thousands
Officers compensation	$186	$152
Directors fees	42	42
Share-based compensation	18	121
Professional services	-	149
Maintenance and support services	-	-
Legal fees	-	73
Payments in accordance with the processing service agreement with Incomm	-	75
Selling and Marketing	-	18
Settlements	-	-
Office expenses and other	37	142
Total	$283	$772

Other Income ( Expenses )

During the three months ended March 31, 2025, the Company recognized interest expenses totaled to $116,000.

Other income (expenses) totaled an income of $398,000 during the three months ended March 31, 2024. Other income (expenses) are mainly comprised of Gain from Change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering, partially offset by impairment expenses of prepaid expenses, interest expenses and other expenses of $93,000.

Net Loss

We incurred a net loss of $399,000 for the three-month period ended March 31, 2024, as compared to a net loss of 445,000 for the three-month period ended March 31, 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2025, the Company had total current assets of $1,096,000, including $0 of cash, accounts receivables of $271,000, other current assets of $25,000, investment in unconsolidated entities held for sale in amount of $800,000 and total current liabilities of $4,647,000 creating a working capital deficit of $3,551,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of March 31, 2025, the Company had approximately $0 in cash and cash equivalents, approximately $3,551,000 in negative working capital and an accumulated deficit of approximately $55,654,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2025.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2025, resulted in net cash used of $15,000. Net cash used in operating activities consisted of a net loss of $399,000, partially offset by non-cash expenses consisting of share-based compensation of $18,000 and accrued interest on loans of $116,000. Changes in operating assets and liabilities utilized cash of $250,000.

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

Cash Flows – Investing Activities

The Company had no investing activities for the three months ended March 31, 2025 or 2024.

Cash Flows – Financing Activities

The Company had no financing activities for the three months ended March 31, 2025.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements of any nature.

 Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, describes the significant accounting policies and methods used in the preparation of our financial statements.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2025, are not expected to have a material impact on the Company’s consolidated financial statements.

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

On October 21, 2025, Michael De Prado resigned his position as Chief Financial Officer as part of his full separation agreement. On November 6, 2025, our Board of directors approved the nomination of Mr. Ofek Suchard as Company’s Interim CFO.

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

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in reports and other documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported in the Company’s reports filed pursuant to Section 13(a) of the Exchange Act, there were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Form	Exhibit Number	Description	Filing Date
8-K	16.1	Limited Liability Company Agreement – World Mobile LLC	2025-05-28
8-K	16.2	Contribution Agreement – Cuentas, World Mobile	2025-05-28
8-K	16.3	Subscription Agreement – World Mobile Group, World Mobile	2025-05-28
8-K	16.4	Side Letter One – Cuentas, World Mobile Group, World Mobile	2025-05-28
8-K	16.5	Side Letter Two – Cuentas, World Mobile Group, World Mobile	2025-05-28
8-K	16.6	Membership Interest Purchase Agreement – Cuentas, Brooksville FL Partners	2025-05-28
8-K	16.7	Joint Personal Guaranty – Crosshair Media Placement	2025-05-28
8-K	16.8	Settlement Agreement – Cuentas, 1800 Diagonal Lending	2025-05-28
8-K	16.9	Settlement Agreement – Cuentas, Alexandra Calicchio	2025-05-28
8-K	16.10	Settlement Agreement – Cuentas, EAdvance Services	2025-05-28
8-K	17.1	Cuentas–World Mobile Convertible Note Purchase Agreement One	2025-10-24
8-K	17.2	Cuentas–World Mobile Convertible Note Purchase Agreement Two	2025-10-24
8-K	17.3	Cuentas – Michael De Prado Separation Agreement	2025-10-24
8-K	17.4	Cuentas – Michael De Prado Secured Promissory Note One	2025-10-24
8-K	17.5	Cuentas – Michael De Prado Security Agreement Note One	2025-10-24
8-K	17.6	Cuentas – Michael De Prado Secured Promissory Note Two	2025-10-24
8-K	17.7	Cuentas – Michael De Prado Security Agreement Note Two	2025-10-24
8-K	17.8	Cuentas – Michael De Prado Licensing Agreement	2025-10-24
8-K	17.9	Cuentas – Michael De Prado Allonge to Secured Promissory Note	2025-10-24
8-K	17.10	Cuentas – Promissory Notes to AM Law	2025-10-24
8-K	17.11	Cuentas – Promissory Notes to Shalom Arik Maimon	2025-10-24
8-K	17.12	Cuentas – Promissory Notes to Matt Schulman	2025-10-24
8-K	17.13	Cuentas – Notice of Conversion – Arik Maimon	2025-10-24
8-K	17.14	Cuentas – Notice of Conversion – AM Law	2025-10-24

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: November 28, 2025	By:	/s/ Shalom Arik Maimon
Chief Executive Officer

	By:	/s/ Ofek Haim Suchard
Chief Financial Officer