Form 10-Q
period 2025-06-30
Cuentas Inc.
filed 2025-11-28
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2025

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$1	15
Accounts Receivables – related parties	271	271
Investment in unconsolidated entities held for sale	-	800
Other current assets	8	25
Total Current Assets	280	1,111

Total assets	$280	1,111

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	1,736	2,122
Other accounts liabilities	1,100	1,107
Warrants liability, net	90	90
Notes and Loan payable	508	962
Total Current Liabilities	3,434	4,281

Total Liabilities	3,434	4,281

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; issued and outstanding 2,719,668 shares as of June 30, 2025 and December 31, 2024.	3	3
Additional paid-in capital	55,152	55,115
Treasury Stock	(33)	(33)
Accumulated deficit	(58,276)	(58,255)
Total Stockholders’ Deficit	(3,154)	(3,170)
Total Liabilities and Stockholders’ Deficit	$280	1,111

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Six months ended		Three months ended
	June 30		June 30
	2025	2024	2025	2024

Revenues from related party	$-	$77	$-	$33
Revenues from other	-	595	-	1
Total revenues	-	672		34

Cost of revenues from related party	-	(565)	-	-
Other cost of revenues	-	(184)	-	(42)
Total cost of revenues	-	(749)	-	(42)

Gross profit (loss)	-	(77)	-	(8)

Operating expenses
Amortization of Intangible assets	-	(2)	-	-
Loss on impairment of intangible asset	-	(17)	-	(17)
Selling, General and administrative expenses	(603)	(1,243)	(320)	(471)
Total Operating expenses	(603)	(1,262)	(320)	(488)

Operating loss	(603)	(1,339)	(320)	(496)

Other income (expenses)
Other income, net		426	-	506
Interest (expenses) income, net	(20)	(41)	(6)	(27)
Income (loss) upon extinguishment of debt and default costs to pay principal and interest, net	602	(199)	704	(199)
Gain from Change in fair value of derivative warrants liability, net	-	599	-	107
Loss on impairment of held for sale investment in unconsolidated entities	-	(1,916)	-	(1,916)
Loss on sale of investment in unconsolidated entity	-	(47)	-	(47)

Total other income (expenses)	582	(1,178)	698	(1,576)

Net income (loss)	$(21)	$(2,517)	$378	$(2,072)

Income (loss) per share (basic and diluted)	(0.01)	(0.85)	0.14	(0.70)

Basic and diluted weighted average number of shares of common stock outstanding	2,719,668	2,972,994	2,719,668	2,972,994

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Share (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2024	2,719,669	3	55,115	(33)	(58,255)	(3,170)

Share based Compensation	-	-	18	-	-	18
Comprehensive loss for the period	-	-	-	-	(399)	(399)

BALANCE AT MARCH 31, 2025	2,719,669	3	55,133	(33)	(58,654)	(3,551)

Share based Compensation	-	-	19	-	-	19
Comprehensive income for the period	-	-	-	-	378	378
BALANCE AT JUNE 30, 2025	2,719,669	3	55,152	(33)	(58,276)	(3,154)

	Number of Share (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	120	-	-	120
Comprehensive loss for the period	-	-	-	-	(445)	(445)

BALANCE AT MARCH 31, 2024	2,719,668	3	55,026	(33)	(55,391)	(395)

Share based Compensation	-	-	41	-	-	41
Net loss for the period	-	-	-	-	(2,072)	(2,072)
BALANCE AT JUNE 30, 2024	2,719,668	3	55,067	(33)	(57,463)	(2,426)

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21)	$(2,517)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	37	161
Amortization of discounts and accrued interest on loans	20	22
(Income) loss upon extinguishment of debt and default costs to pay principal and interest, net	(602)	199
Loss on impairment of an investment in an unconsolidated entity	-	1,916
Loss on sale of an unconsolidated entities	-	65
Loss on impairment of intangible asset	-	17
Gain from change in fair value of derivative warrants liability	-	(599)
Depreciation expense	-	2
Amortization of intangible assets	-	2
Changes in Operating Assets and Liabilities:
Increase in accounts receivable – related parties	-	(763)
Decrease (Increase) in other current assets	(8)	64
Changes in related parties, net	545	94
Decrease (increase) in accounts payable	(930)	1,487
Decrease in other accounts liabilities	(7)	(659)
Decrease in deferred revenue	-	(11)
Net cash used in operating activities	(966)	(520)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in unconsolidated entities	-	-
Proceeds from sale of investments in unconsolidated entities	825	50
Purchase of intangible asset	-	-
Net cash provided by (used in) investing activities	825	50

CASH FLOWS FROM FINANCE ACTIVITIES:

Short term loans received	300	390
Short term loans repaid	(173)	(69)

Net cash provided by finance activities	127	321

DECREASE IN CASH AND CASH EQUIVALENTS	(14)	(149)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15	205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	$56

Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

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

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2025, the Company had $1 in cash and cash equivalents, $3,154 in negative working capital, shareholder’s deficit of $3,154 and an accumulated deficit of $58,276. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. After the balance sheet date the Company liquidated its interest in Brooksville and reached several settlement agreements with some of its creditors .These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for six-months ended June 30, 2025. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2025. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on November 19, 2025 (the “2024 Form 10-K”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the 2024 Form 10-K.

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

Recently Adopted Accounting Standards

During the six months ended June 30, 2025, the Company was not required to adopt any recently issued accounting standards.

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

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continued)

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

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continued)

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

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continued)

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

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	346,688	$8.21
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2025	346,688	$8.21
Number of options exercisable at June 30, 2025	346,688	$8.21

The aggregate intrinsic value of the awards outstanding as of June 30, 2025 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.11 as of June 30, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the six months ended June 30, 2025 and 2024 were $37 and $161, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continued)

The stock options outstanding as of June 30, 2025 and December 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable

36.4	75,768	5.07	75,768
0.32	270,920	9.15	270,920
	346,688		346,688

NOTE 5 – RELATED PARTIES

A. Transactions and balances with related parties

	Six months ended June 30,
	2025	2024

Sales:
Sales to SDI Cuentas LLC (formerly related party)	$-	$77
Total sales to related parties	$-	$77

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$-	$565
Total sales to related parties	$-	$565

B. Balances with related parties and officers:

	As of June 30,	As of December 31,
	2025	2024

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	271

Current assets – Accounts receivables	271	271

Total Due from related parties	271	271

(a)	On June 26, 2009 the Company and Next Communications Inc. (“Next”) entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement.

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

A. Revenue by product:

	Six months ended June 30,
	2025	2024

Telecommunications	$-	$26
Wholesale telecommunication services	-	569
Digital products and General Purpose Reloadable Cards	-	77
Total revenues	$-	$672

B. Gross profit (loss) by product:

	Six months ended June 30,
	2025	2024

Telecommunications	$-	$12
Wholesale telecommunication services	-	4
Digital products and General Purpose Reloadable Cards	-	(93)
Total Gross Loss	$-	$(77)

C. Long lived assets by product:

	June 30,	December 31,
	2025	2024

Telecommunications	$-	$2
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	-	11
	$-	$13

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its wholly-owned subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”) which provides wholesale and retail telecommunications services. The Company also own 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN.The Company is focusing its business mainly on developing internal and vertical markets for Cuentas Mobile, the Company’s Cellular Telecommunications solution.

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

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

Revenue

Revenue by product for the six months ended June 30, 2025, and the six months ended June 30, 2024 are as follows:

	Six Months Ended
	June 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$26
Wholesale telecommunication services	-	569
Digital products and General Purpose Reloadable Cards	-	77
Total revenue	$-	$672

The Company generates revenues through the sale and distribution of Digital products, General Purpose Reloadable Cards, wholesale telecommunication services and other related telecom services. Revenues during the six months ended June 30, 2024, totaled $672,000. The Company had no revenue during Q1 of 2025 due to lack of funds which prohibited the acquisition, provisioning, marketing and distribution of mobile phone services. A minimal group of executives continued to work with delayed compensation to work towards SEC compliance, future contracts and revitalizing the company. These efforts including sale of a corporate asset for $800 and Special Purchase Agreements for $725 during 2025 have yielded success towards paying major creditors and legal settlements while streamlining corporate operations and relationships. Cuentas expects to be in compliance with SEC reporting by the first days of December 2025 and expects to reopen its mobile services in December 2025 with the target being known vertical markets.

Costs of Revenue and Gross profit

Cost of revenues during the six months ended June 30, 2024 totaled $749,000.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $565,000 during the six months ended June 30, 2024,

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $170,000 during the six months ended June 30, 2024 .

Gross loss by product for the six months ended June 30, 2025, and the six months ended June 30, 2024 are as follows:

	Six Months Ended
	June 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$12
Wholesale telecommunication services	-	4
Digital products and General Purpose Reloadable Cards	-	(93)
Total Gross profit (loss)	$-	$(77)

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $603,000 during the six months ended June 30, 2025, compared to $1,262,000 during the six months ended June 30, 2024 representing a net decrease of $659,000.

Selling, General and Administrative Expenses

The Company had no revenue during Q1 of 2025 due to lack of funds which prohibited the acquisition, provisioning, marketing and distribution of mobile phone services. A minimal group of executives continued to work with delayed compensation to work towards SEC compliance, future contracts and revitalizing the company. These efforts including sale of a corporate asset for $800 and Special Purchase Agreements for $725 during 2025 have yielded success towards paying major creditors and legal settlements while streamlining corporate operations and relationships. Cuentas expects to be in compliance with SEC reporting by the first days of December 2025 and expects to reopen its mobile services in December 2025 with the target being known vertical markets.

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Six Months Ended
	June 30
	2025	2024
	Dollars in thousands
Officers compensation	$381	$152
Directors fees	84	84
Share-based compensation	37	162
Professional services	54	372
Legal fees	-	127
Payments in accordance with the processing service agreement with Incomm	-	100
Selling and Marketing	-	35
Office expenses and other	47	211
Total	$603	$1,243

Other Income (Expenses)

Other Income totaled $582,000 during the six months ended June 30, 2025. Other income are comprised mostly of income upon extinguishment of debt net of default expenses to pay principal and interest.

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

Net Loss

We incurred a net loss of $21,000 for the six-month period ended June 30, 2025, as compared to a net loss of $2,517,000 for the six-month period ended June 30, 2024.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

Revenue

Revenue by product for the three months ended June 30, 2025, and the three months ended June 30, 2024 are as follows:

	Three Months Ended
	June 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$1
Wholesale telecommunication services	-	-
Digital products	-	22
Total revenue	$-	$34

Costs of Revenue and Gross profit

Cost of revenues during the three months ended June 30, 2024 totaled $42,000 .

Cost of revenue consists of costs related to the sale of the Company’s Digital products in the amount of $40,000 during the three months ended June 30, 2024.

Gross loss by product for the three months ended June 30, 2025, and the three months ended June 30, 2024 are as follows:

	Three Months Ended
	June 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$(1)
Wholesale telecommunication services	-	-
Digital products	-	(7)

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $320,000 during the three months ended June 30, 2025, compared to $488,000 during the three months ended June 30, 2024 .

Selling, General and Administrative Expense

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	June 30
	2025	2024
	Dollars in thousands
Officers compensation	$195	$142
Directors fees	42	42
Share-based compensation	19	41
Professional services	54	81
Legal fees	-	54
Payments in accordance with the processing service agreement with Incomm	-	25
Selling and Marketing	-	17
Office expenses and other	10	69
Total	$320	$471

Other Income ( Expenses )

Other income totaled $698,000 during the three months ended June 30, 2025. Other income are comprised mostly of income upon extinguishment of debt net of default expenses to pay principal and interest.

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

Net Loss

We incurred a net income of $378,000 for the three-month period ended June 30, 2025, as compared to a net loss of 2,072,000 for the three-month period ended June 30, 2023 due to the decrease in selling and general administrative expenses as described above.

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

As of June 30, 2025, the Company had total current assets of $280,000, including $1,000 of cash, accounts receivables of $271,000 and other current assets of $8,000 and total current liabilities of $3,434,000 creating a working capital deficit of $3,154,000.

As of June 30, 2024, the Company had total current assets of $1,321,000, including $56,000 of cash, accounts receivables of $278,000, related parties in the amount of $78,000, fair value of our investment in Brooksville in the amount of $800,000 and other current assets of $109,000 and total current liabilities of $3,656,000 creating a working capital deficit of $2,335,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of June 30, 2025, the Company had approximately $1,000 in cash and cash equivalents, approximately $3,154,000 in negative working capital and an accumulated deficit of approximately $58,276,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2025.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2025, resulted in net cash used of $966,000. Net cash used in operating activities consisted of a net loss of $21,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $37,000 and income upon default to pay principal and interest of Promissory Notes in the amount of $602,000, Changes in operating assets and liabilities utilized cash of $401,000.

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

Cash Flows – Investing Activities

The Company’s investment activities for the six months ended June 30, 2025 resulted in net cash provided by investment activities of $825,000 due to proceeds from sale of investments in unconsolidated entities.

The Company’s investment activities for the six months ended June 30, 2024 resulted in net cash provided by investment activities of $50,000 due to proceeds from sale of an investment in an unconsolidated entity.

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2025, resulted in net cash received of $127,000, consisting of $300,000 received short term loans and the repayment of loans in the amount of $173,000.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2025, are not expected to have a material impact on the Company’s consolidated financial statements.

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