Form 10-Q
period 2025-09-30
Cuentas Inc.
filed 2025-11-28
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2025

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF SEPTEMBER 30, 2025

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$-	15
Accounts Receivables – related parties	271	271
Investment in unconsolidated entities held for sale	-	800
Other current assets	-	25
Total Current Assets	271	1,111

Total assets	$271	1,111

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	1,733	2,122
Other accounts liabilities	1,377	1,107
Warrants liability, net	90	90
Notes and Loan payable	508	962
Total Current Liabilities	3,708	4,281

Total Liabilities	3,708	4,281

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; issued and outstanding 2,719,668 shares as of September 30, 2025 and December 31, 2024.	3	3
Additional paid-in capital	55,165	55,115
Treasury Stock	(33)	(33)
Accumulated deficit	(58,572)	(58,255)
Total Stockholders’ Deficit	(3,437)	(3,170)
Total Liabilities and Stockholders’ Deficit	$271	1,111

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Nine months ended		Three months ended
	September 30		September 30
	2025	2024	2025	2024

Revenues from related party	$-	$81	$-	$4
Revenues from other	-	595	-	-
Total revenues	-	676	-	4

Cost of revenues from related party	-	(565)	-	-
Other cost of revenues	-	(195)	-	(11)
Total cost of revenues	-	(760)	-	(11)

Gross loss	-	(84)	-	(7)

Operating expenses
Amortization of Intangible assets	-	(2)	-	-
Loss on impairment of intangible asset	-	(17)	-	-
Selling, General and administrative expenses	(899)	(1,542)	(296)	(299)
Total Operating expenses	(899)	(1,561)	(296)	(299)

Operating loss	(899)	(1,645)	(296)	(306)

Other expenses
Other income (loss), net		417	-	(9)
Interest (expenses) income, net	(20)	(98)	-	(57)
Income (loss) upon extinguishment of debt and default costs to pay principal and interest, net	602	(309)	-	(110)
Gain from Change in fair value of derivative warrants liability, net	-	682	-	83
Loss on impairment of held for sale investment in unconsolidated entities	-	(1,916)	-	-
Loss on sale of investment in unconsolidated entity	-	(47)	-	-
	-	-	-	-
Total other expenses	582	(1,271)	-	(93)

Net loss	$(317)	$(2,916)	$(296)	$(399)

Loss per share (basic and diluted)	(0.12)	(0.98)	(0.11)	(0.13)

Basic and diluted weighted average number of shares of common stock outstanding	2,719,668	2,972,994	2,719,668	2,972,994

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2024	2,719,668	3	55,115	(33)	(58,255)	(3,170)

Share based Compensation	-	-	50	-	-	50
Net loss for the period	-	-	-	-	(317)	(317)
BALANCE AT SEPTEMBER 30, 2025	2,719,668	3	55,165	(33)	(58,572)	(3,437)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JUNE 30, 2025	2,719,668	3	55,152	(33)	(58,276)	(3,154)

Share based Compensation	-	-	13	-	-	13
Net loss for the period	-	-	-	-	(296)	(296)
BALANCE AT SEPTEMBER 30, 2025	2,719,668	3	55,165	(33)	(58,572)	(3,437)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	(54,946)	(70)

Share based Compensation	-	-	194	-	-	194
Net loss for the period	-	-	-	-	(2,916)	(2,916)
BALANCE AT SEPTEMBER 30, 2024	2,719,668	3	55,100	(33)	(57,862)	(2,792)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit

BALANCE AT JUNE 30, 2024	2,719,668	3	55,026	(33)	(57,463)	(2,426)

Share based Compensation	-	-	33	-	-	33
Net loss for the period	-	-	-	-	(399)	(399)
BALANCE AT SEPTEMBER 30, 2024	2,719,668	3	55,100	(33)	(57,862)	(2,792)

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Nine months ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(317)	$(2,916)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	50	194
Amortization of discounts and accrued interest on loans	20	84
(Income) loss upon extinguishment of debt and default costs to pay principal and interest, net	(602)	309
Loss on impairment of an investment in an unconsolidated entity	-	1,916
Loss on sale of an unconsolidated entities	-	65
Loss on impairment of intangible asset	-	17
Gain from change in fair value of derivative warrants liability	-	(682)
Depreciation expense	-	2
Amortization of intangible assets	-	2
Changes in Operating Assets and Liabilities:
Increase in accounts receivable – other	-	(765)
Decrease in other current assets	-	64
Changes in related parties, net	732	149
(Decrease) increase in accounts payable	(1,120)	1,628
Increase (decrease) in other accounts liabilities	270	(648)
Decrease in deferred revenue	-	(11)
Net cash used in operating activities	(967)	(592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in unconsolidated entities	825	81

Net cash provided by (used in) investing activities	825	81

CASH FLOWS FROM FINANCE ACTIVITIES:
Short term loans received	300	390
Short term loans repaid	(173)	(69)

Net cash provided by finance activities	127	321

DECREASE IN CASH AND CASH EQUIVALENTS	(15)	(190)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15	205

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$15

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Sale of investment in an unconsolidated entity	-	144
Cash paid during the period for interest	-	14
Cash paid during the period for taxes	-	-

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

Recently Adopted Accounting Standards

During the nine months ended September 30, 2025, the Company was not required to adopt any recently issued accounting standards.

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

On October 21, 2025, Michael De Prado resigned as President, Executive Vice Chairman and Chief Financial Officer. In connection with his separation, the Company paid $110in cash and issued two secured promissory notes. Mr. De Prado’s resignation did not involve any disagreement with the Company on any matter relating to operations, policies or practices. The Board has initiated a process to identify qualified Chief Financial Officer candidates.

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

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2024	346,688	$8.21
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at Septemer 30, 2025	346,688	$8.21
Number of options exercisable at September 30, 2025	346,688	$8.21

The aggregate intrinsic value of the awards outstanding as of September 30, 2025 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.11 as of September 30, 2025, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

Costs incurred in respect of stock-options compensation for employees and directors, for the nine months ended September 30, 2025 and 2024 were $50 and $194, respectively. These expenses are included in General and Administrative expenses in the Statements of Operations.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continued)

The stock options outstanding as of September 30, 2025 and December 31, 2024, have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable

36.4	75,768	5.07	75,768
0.32	270,920	9.15	270,920

NOTE 5 – RELATED PARTIES

A.	Transactions and balances with related parties

	Nine months ended September 30,
	2025	2024

Sales:
Sales to SDI Cuentas LLC (formerly related party see Note 3.C)	$-	$81
Total sales to related parties	$-	$81

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$-	$565
Total sales to related parties	$-	$565

B.	Balances with related parties and officers:

	As of September 30,	As of December 31,
	2025	2024

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	271

Current assets – Accounts receivables	271	271

Total Due from related parties	271	271

(a)	On June 26, 2009 the Company and Next Communications Inc. (“Next”) entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement.

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

A.	Revenue by product:

	Nine months ended September 30,
	2025	2024

Telecommunications	$-	$26
Wholesale telecommunication services	-	569
Digital products and General Purpose Reloadable Cards	-	81
Total revenues	$-	$676

B.	Gross profit (loss) by product:

	Nine months ended September 30,
	2025	2024

Telecommunications	$-	$8
Wholesale telecommunication services	-	4
Digital products and General Purpose Reloadable Cards	-	(96)
Total Gross Loss	$-	$(84)

C.	Long lived assets by product:

	September 30,	December 31,
	2025	2024

Telecommunications	$-	$2
Wholesale telecommunication services	-	-
Digital products and General Purpose Reloadable Cards	-	11
	$-	$13

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

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

Revenue

Revenue by product for the nine months ended September 30, 2025, and the nine months ended September 30, 2024 are as follows:

	Nine Months Ended
	September 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$26
Wholesale telecommunication services	-	569
Digital products and General Purpose Reloadable Cards	-	81
Total revenue	$-	$676

Costs of Revenue and Gross profit

Cost of revenues during the nine months ended September 30, 2024 totaled $760,000.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $565,000 during the nine months ended September 30, 2024.

Cost of revenue also consists of costs related to the sale of the Company’s Digital products and GPR Card in the amount of $177,000 during the nine months ended September 30, 2024.

Gross loss by product for the nine months ended September 30, 2025, and the nine months ended September 30, 2024 are as follows:

	Nine Months Ended
	September 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$8
Wholesale telecommunication services	-	4
Digital products and General Purpose Reloadable Cards	-	(96)
Total Gross profit (loss)	$-	$(84)

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $899,000 during the nine months ended September 30, 2025, compared to $1,561,000 during the nine months ended September 30, 2024 representing a net decrease of $662,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Nine Months Ended
	September 30
	2025	2024
	Dollars in thousands
Officers compensation	$584	$152
Directors fees	125	125
Share-based compensation	50	194
Professional services	76	556
Legal fees	-	127
Payments in accordance with the processing service agreement with Incomm	-	100
Selling and Marketing	-	35
Office expenses and other	64	253
Total	$899	$1,542

Other Income (Expenses)

Other Income totaled $582,000 during the nine months ended September 30, 2025. Other income are comprised of income upon extinguishment of debt net of default costs to pay principal and interest

Other expenses totaled $1,272,000 during the nine months ended September 30, 2024. Other income (expenses) are mainly comprised of gain of $682,000 from change in fair value of derivative warrants liability issued as part of our February 2023 and August 2023 security offering and from income resulting from our settlement with InComm in the amount of $517,000, offset by Loss on impairment of our investment in Brooksville and Lakewood amounting to a total of $1,916,000.

Net Loss

We incurred a net loss of $317,000 for the nine-month period ended September 30, 2025, as compared to a net loss of $2,916,000 for the nine-month period ended September 30, 2024 .

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

Revenue

Revenue by product for the three months ended September 30, 2025, and the three months ended September 30, 2024 are as follows:

	Three Months Ended
	September 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$-
Wholesale telecommunication services	-	-
Digital products	-	4
Total revenue	$-	$4

Costs of Revenue and Gross profit

Cost of revenues during the three months ended September 30, 2024 totaled $11,000 .

Gross loss by product for the three months ended September 30, 2025, and the three months ended September 30, 2024 are as follows:

	Three Months Ended
	September 30
	2025	2024
	Dollars in thousands
Telecommunications	$-	$-
Wholesale telecommunication services	-	-
Digital products	-	(7)
Total Gross profit (loss)	$-	$(7)

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses and amortization of Intangible assets as discussed below and totaled $296,000 during the three months ended September 30, 2025, compared to $299,000 during the three months ended September 30, 2024.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	September 30
	2025	2024
	Dollars in thousands
Officers compensation and Directors fees	$244	$41
Share-based compensation	13	32
Professional services	22	182
Selling and Marketing	-	2
Office expenses and other	17	42
Total	$296	$299

Other Income ( Expenses )

Other expenses totaled $93,000 during the three months ended September 30, 2024.

Net Loss

We incurred a net loss of $296,000 for the three-month period ended September 30, 2025, as compared to a net loss of $399,000 for the three-month period ended September 30, 2024 due to the decrease in selling and general administrative expenses as described above.

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

As of September 30, 2025, the Company had total current assets of $271,000 including $0 of cash, accounts receivables of $271,000 and total current liabilities of $3,708,000 creating a working capital deficit of $3,437,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of September 30, 2025, the Company had approximately $0 in cash and cash equivalents, approximately $3,437,000 in negative working capital and an accumulated deficit of approximately $58,572,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2025.

Cash Flows – Operating Activities

The Company’s operating activities for the nine months ended September 30, 2025, resulted in net cash used of $967,000. Net cash used in operating activities consisted of a net loss of $317,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $50,000 and net income upon extinguishment of debt in the amount of $582,000, Changes in operating assets and liabilities utilized cash of $118,000.

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

Cash Flows – Investing Activities

The Company’s investment activities for the nine months ended September 30, 2025 resulted in net cash provided by investment activities of $825,000 due to proceeds from sale of investments in unconsolidated entities.

The Company’s investment activities for the nine months ended September 30, 2024 resulted in net cash provided by investment activities of $81,000 due to proceeds from sale of an investment in an unconsolidated entity.

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2025, resulted in net cash received of $127,000, mainly consisting of $300,000 received short term loans and $173,000 repayment of loans.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements of any nature.

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

Recently Issued Accounting Standards

New pronouncements issued but not effective as of September 30, 2025, are not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement . As of September 30, 2025, the company accrued $300,000 due to this matter.

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
Interim Chief Financial Officer