Form 10-K
period 2025-12-31
Cuentas Inc.
filed 2026-04-23
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Since the registrant’s common stock was not eligible for trading as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the Company is unable to determine the aggregate market value of the common stock held by non-affiliates as of that date. As of June 30, 2025, there were outstanding 2,730,058 shares of common stock, 1,756,070 of which were held by non-affiliates.

The number of shares of Common Stock, $0.001 par value, outstanding on March 29, 2026 was 9,710,598 shares 3,721,795 of which were held by non-affiliates.

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

ii

PART I

ITEM 1. BUSINESS

Our Business

Cuentas, Inc. (OTCQB: CUEN) is an integrated communications, entertainment, and lifestyle platform company designed to deliver a complete mobile-first consumer experience. Through proprietary technology and strategic media alliances, Cuentas combines mobile telephony, premium entertainment content, and digital lifestyle services into a single, integrated ecosystem.

Operating in two core markets—Mobile Telecommunications and Entertainment Media Distribution—Cuentas is building a next-generation platform where mobile service is not only a utility, but the exclusive gateway to a robust entertainment and content offering. The Company’s mobile infrastructure is designed to distribute, monetize, and enhance premium media experiences from top-tier entertainment personalities and content creators. The mobile platform is active and is actively adding customers. The entertainment modules are ready for testing and initial deployment. Cuentas expects to expand penetration into the mobile service markets and start live marketing and active inscriptions of the entertainment services during 2026-Q2.

Through its 51% ownership of World Mobile LLC, Cuentas integrates existing and emerging technologies to deliver reliable and unique mobile services, including voice, text, data, VPN-enabled connectivity, and next-era communications solutions. These services are designed to seamlessly support high-quality media consumption and live interactive entertainment. In March 2026, Cuentas, together with World Mobile LLC signed a service agreement with Hallo 015, a significant licensed mobile carrier in Israel for their subscribers to have integrated cellular services while visiting or residing in the US. The mobile service platform is now live with active accounts. Cuentas is working well with Hallo 015 to increase marketing, sales and distribution to increase active billing.

The 49% equity position in World Mobile LLC is held by World Mobile Group Ltd, an international organization that has been very successful in the communications marketplace. World Mobile is building a decentralized mobile network built for accessibility, security, and fairness. At its core, World Mobile Chain—the first telecoms blockchain—ensures every interaction is secure, verifiable, and tamper-proof, creating a trustless system where data integrity is protected, and privacy isn’t an afterthought. No centralized control. World Mobile Group Ltd has established communications systems in multiple international countries and several cities in the US, most notably, Reno, Nevada. World Mobile’s platform has been proven in multiple international markets, with over 100,000 AirNodes deployed globally and approximately 3 million daily active users relying on the network as of early 2026.

Through its 51% ownership of World Mobile Media Group LLC, Cuentas is building a decentralized media platform which we hope will combine licensed and original content, live events, creator-generated content, and socially impactful programming that drives both fan engagement and mobile subscribers. We intend to deliver top-tier talent through a high-performance transmission platform. The Company intends to monetize premium entertainment through pay-per-minute (PPM) and pay-per-event (PPE) live experiences, complemented by free, ad-supported on-demand programming, with the goal of maximizing audience reach, fan engagement, and diversified revenue streams.

By unifying mobile connectivity, exclusive entertainment, and lifestyle content into a single consumer offering, Cuentas seeks to deliver a “total package” solution that differentiates it from traditional mobile carriers and standalone media platforms. Backed by communications expertise and strategic entertainment partnerships, Cuentas’ integrated platform is positioned to reshape how consumers connect, engage, and experience entertainment in the mobile era. The company is engaged in high level negotiations with US and international celebrities and content creators to provide an exciting entertainment offering. Cuentas expects to start live marketing, broadcasts and active entertainment inscriptions both in the US and internationally during 2026-Q2.

World Mobile LLC

World Mobile LLC, of which Cuentas owns 51%, operates in the Mobile Telecommunications market. Through World Mobile LLC, Cuentas offers mobile services, including voice, text, and data, and plans to offer additional capabilities including VPN-enabled connectivity and other communications solutions intended to support high-quality media consumption and interactive entertainment experiences.

World Mobile Media Group LLC

World Mobile Media Group LLC, of which Cuentas owns 51%, operates in the Entertainment Media Distribution market. Through World Mobile Media Group LLC, Cuentas intends to provide a media platform that combines licensed and original content, live events, creator-generated content, and socially impactful programming. The intended monetization model includes pay-per-minute (PPM) and pay-per-event (PPE) live experiences, along with free, ad-supported on-demand programming.

Recent Developments Cuentas has developed vertical market relationships with companies that already have significant customer bases which will be the initial targets for Cuentas’ marketing and sales efforts. These vertical relationships should provide a low-cost, effective sales and marketing channel to reach the target markets that the company requires. Acquisition cost of new customers is one of the largest expenses in this market and the ability to reduce that cost and effort should be a major advantage for Cuentas when competing with other major carriers and companies. Cuentas does not currently have significant revenue from its operational companies but has invested heavily in the platform, relationships and executive talent to prepare the company for marketing, distribution and inscriptions in 2026-Q2.

World Mobile LLC Joint Venture

On April 21, 2025, Cuentas, Inc. (“Cuentas”) and World Mobile Group Ltd. (“World Mobile Group”) formed World Mobile LLC, a Delaware limited liability company (the “JV Company”), as a joint venture. The JV Company, which operates publicly as “World Mobile,” was formed for the purpose of operating a mobile virtual network operator (“MVNO”) business. Cuentas holds a 51% membership interest and World Mobile Group holds a 49% membership interest of the JV Company. World Mobile Group’s appointee serves as the sole managing member of the JV Company.

Profits and losses, as well as distributions of available cash, from the operation of the JV Company are allocated 85% to World Mobile Group and 15% to Cuentas. Subject to a contribution agreement dated April 21, 2025, Cuentas agreed to contribute to the JV Company the MVNO rights, title, and interest. Subject to a subscription agreement dated April 21, 2025, World Mobile Group contributed $300,000 in capital to the JV Company.

On April 23, 2025, the parties entered into a letter agreement (“Side Letter One”), pursuant to which Cuentas assigned its rights to the Reseller Master Services Agreement dated April 6, 2022, by and between UVNV, Inc. d/b/a PLUM (“PLUM”) and Cuentas (the “PLUM Contract”) into the name of the JV Company. On May 15, 2025, the parties entered into another letter agreement (“Side Letter Two”), pursuant to which (i) Cuentas irrevocably assigned, transferred and conveyed all of its rights, title and interest in, to and under the PLUM Contract to the JV Company and (ii) the JV Company agreed to allow Cuentas to manage the operations of certain Cuentas Mobile brands. Under Side Letter Two, profits and losses, as well as distributions of available cash, from the operation of the Cuentas-related brands are allocated 85% to Cuentas and 15% to World Mobile Group.

World Mobile Media Group LLC Joint Venture

On January 7, 2026, Cuentas entered into a limited liability company agreement (the “LLC Agreement”) with Tummo Road LLC (“Tummo”) as members of World Mobile Media Group LLC (the “JV”), a newly formed Delaware limited liability company. The JV is intended to operate an internet-delivered “over-the-top” media and digital content platform and will operate publicly as “World Mobile Media” or “WMM,” including a continuous programming channel known as “WMM 24/7.”

Under the LLC Agreement, Cuentas will hold a 51% membership interest and Tummo will hold a 49% membership interest. Cuentas will designate one (1) individual, Shalom Arik Maimon, and Tummo will designate one (1) individual, William “Chip” Quigley, to serve as the two managing members, who will jointly manage the JV’s day-to-day operations. Certain major actions require prior written consent of members holding at least 66 2/3% of the membership interests, including specified mergers, acquisitions, dissolutions, certain dispositions or licenses of JV assets (as described in the agreement), and changes to allocations or distributions or tax treatment.

Net income and loss are allocated 51% to Cuentas and 49% to Tummo. The LLC Agreement states that the determination of net income and loss for each quarterly fiscal period (and related financial statements) will be subject to review and approval by Cuentas’ board of directors prior to final allocation.

The LLC Agreement includes restrictions on transfers of membership interests (generally requiring the other member’s prior written consent) and provides for dispute resolution through mediation followed by binding, expedited arbitration administered by the American Arbitration Association in Dover, Delaware.

Summary of Risks Affecting Our Company

Our business is subject to numerous risks described in the section titled “Risk Factors” and elsewhere in this prospectus. The main risks set forth below and others you should consider are discussed more fully in the section entitled “Risk Factors” beginning on page 8, which you should read in its entirety.

●	We will require additional funding to progress our business, which brings substantial doubt regarding our ability to continue as a “going concern” given our current lack of financial liquidity.

●	We have a limited operating history in our new business plan and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit or execute our business plan.

●	We may never achieve profitability from operations or generate sufficient cash flows to make or sustain distributions to our shareholders given our reliance on outside financing to fund operations and existing contractual obligations.

●	Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

●	We operate in an ever-evolving and complex legal and regulatory environment, and any change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on September 21, 2005. Our principal executive office is located at 235 Lincoln Road, Suite 210, Miami Beach, FL 33139, and our phone number is (305) 537-6832.

Sale of Equity Interests in Real Estate

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

On September 18, 2025, the Company granted a 16-month license to its co-founder and former officer and director, Michael De Prado, a related party, granting him use and access to certain Fintech (non-MVNO) assets (the “Fintech Assets”). These Fintech Assets, which include the Company’s legacy prepaid card, digital wallet and related financial technology platform and associated intellectual property but exclude all MVNO-related telecommunications assets, were placed into escrow with a third-party law firm pending Mr. De Prado’s exercise of an option right associated with one of his secured promissory notes.

The transaction was implemented in connection with Mr. De Prado’s separation from the Company and a broader restructuring of the Company’s balance sheet and operations, under which the Company issued to him secured promissory notes that are collateralized by a first-priority security interest in the Fintech Assets. Although the structure contemplates a potential future asset sale upon exercise of the option and satisfaction of related conditions, as of the reporting date the arrangement is in the form of a time-limited license coupled with an escrow and security interest rather than a completed sale, and the Company continues to retain ownership of the Fintech Assets pending any such exercise.

The Company determined to divest operational control and potential future ownership of the Fintech Assets to Mr. De Prado because it had been unable to fully implement its original Fintech business plan, primarily due to limited financial resources, the high cost of maintaining and upgrading the fintech platform, and the Company’s reliance on third-party technology and processing partners. Management concluded that focusing capital and management attention on its core MVNO and connectivity initiatives, including its activities through World Mobile LLC and related telecommunications ventures, offered a more viable path to generating sustainable revenues and improving liquidity than continuing to operate the Fintech segment on a standalone basis.

Separation Agreement with Michael De Prado and license for assets of Fintech (non-MVNO) assets

On September 18, 2025, the Company and Michael De Prado (then President, Executive Vice Chairman and Chief Financial Officer of the Company) entered into a Confidential Separation Agreement and related financing documents pursuant to which the Company agreed to pay Mr. De Prado $110,000 in cash and issue two secured promissory notes to Mr. De Prado: (i) a $473,000 note bearing interest at 2.0% per annum, maturing upon the earlier of a qualified financing of at least $2,000,000 or one year from the date of issuance (18% default interest), with the holder’s right to convert up to 50% into common stock at $0.42 per share and grants the holder piggyback registration rights with respect to the shares issuable upon conversion; and (ii) a $200,000 note maturing one year from the date of issuance, with the holder’s option at maturity to require either full cash payment or transfer, via certificate of sale, of all non-telecom/MVNO assets comprising the Company’s Fintech division. The $200,000 note does not bear interest, except for default interest at the rate of 8% per annum. Each note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets under separate security agreements. These agreements were fully consummated on October 21, 2025 upon release of escrowed deliverables by the escrow agent.

On September 18, 2025, the Company also granted Mr. De Prado a 16-month license to use and access the Fintech assets (excluding the MVNO assets). The Fintech assets are being held in escrow by AM Law pending the holder’s conversion of the $200,000 note. These agreements were fully consummated on October 21, 2025 upon escrow release.

The Cuentas Business Model

The Cuentas business model contemplates integrated communications, entertainment, and lifestyle services to deliver a mobile-first consumer experience. Through proprietary technology and strategic media alliances, Cuentas intends to combine mobile telephony, premium entertainment content, and digital lifestyle services into a single, vertically integrated ecosystem. Through its 51% ownership of World Mobile LLC, Cuentas intends to integrate existing and emerging technologies to deliver reliable and unique mobile services, including voice, text, data, VPN-enabled connectivity, and next-era communications solutions. These services are edesigned to seamlessly support high-quality media consumption and live interactive entertainment. Through its 51% ownership of World Mobile Media Group LLC, Cuentas is modernizing the entertainment marketplace by building a leading decentralized media platform that combines licensed and original content, live events, creator-driven programming, and socially impactful content that drives fan engagement and mobile subscribers. It delivers top-tier talent through a proven, high-performance transmission platform and monetizes premium entertainment via pay-per-minute, pay-per-event, and free, ad-supported on-demand programming to maximize reach, engagement, and diversified revenue. Cuentas’ mobile network serves as the exclusive distribution platform for its entertainment offerings, unifying a consumer that integrates connectivity, content, and lifestyle services.

The Cuentas Technology platform

Cuentas is engaged in negotiations with World Mobile Group Ltd (“WMG”) and expects to enter into a Management & Software Licensing Agreement related to WMG’s “Sharing Economy,” a decentralized telecom model that uses blockchain to track network usage and compensate participating operators. World Mobile’s hybrid system enables local operators to deploy small “AirNode” access points that connect end-users to the internet, while larger backbone nodes perform authentication and routing functions, with all traffic and revenue sharing recorded on a blockchain-based infrastructure.

World Mobile’s platform has been proven in multiple international markets, with over 100,000 AirNodes deployed globally and approximately 3 million daily active users relying on the network as of early 2026, and with commercial launches and field deployments in regions including Zanzibar and mainland Tanzania, Kenya, Mozambique, Nigeria, the Philippines and the United States. These deployments demonstrate that the platform can scale across both emerging and developed markets, providing a basis for Cuentas to pursue growth opportunities in the U.S. market using WMG’s decentralized telecom and sharing-economy technology.

Strategic Partners

Cuentas Mobile

Cuentas Mobile is our Mobile Virtual Network Operator (“MVNO”) trade name, which provided Cuentas Mobile branded SIM and eSIM cards along with attractively priced prepaid voice, text, and data mobile phone services to a limited customer base. Cuentas has signed strategic agreements to sell mobile services as an MVNO through an operator on the largest 5G nationwide network from one of the top 3 mobile carriers. Cuentas Mobile will operate a virtual telecommunications network providing mobile voice, text, and data services with essentially the same quality as other MVNOs such as Cricket, Boost, Simple, Ultra, Mint, and Lyca Mobile which have been successful at creating brands, without owning the towers, hardware or network. Cuentas is currently reactivating distribution through vertical markets and grass roots retailers that normally interact with Cuentas’ target audience, specifically offering low-cost mobile phone service with the ability to make international calls to many countries around the world.

We believe that our potential customers will migrate away from legacy telephone systems and one-dimensional mobile carriers to enhanced mobility solutions with streaming and entertainment offerings. The Company’s technological advantage and the synergies created by its combination of top level mobile phone and data network services will make its products increasingly useful for streaming and entertainment niche markets.

Meimoun & Mammon LLC

Meimoun & Mammon LLC (“M&M”) is a retail provider of domestic and international long-distance voice, text, and data telephony services to consumers in the United States and throughout the world. M&M holds International and Domestic Section 214 authority issued by the FCC. M&M has no further operations but its FCC 214 Authority is active.

On April 21, 2025, the Company and World Mobile Group Ltd (“World Mobile”), a UK limited company, entered into a Contribution Agreement to form World Mobile LLC, a Delaware limited liability company (the “JV Company”), as a joint venture to operate a mobile virtual network operator (“MVNO”) business to leverage the World Mobile sharing economy to expand network coverage and provide affordable connectivity. The Company holds a 51% membership interest and World Mobile holds a 49% membership interest in the JV Company, with World Mobile’s appointee serving as the sole managing member. Profits, losses, and cash distributions of the JV Company are generally allocated 85% to World Mobile Group and 15% to the Company, except that for certain “Cuentas-related Brands,” such allocations are 85% to Cuentas and 15% to World Mobile Group. The Company contributed rights, title, and interest in its MVNO business (including the PLUM contract) to the JV Company, while World Mobile contributed $300,000 in capital.

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

On November 12, 2025, the Company, through its subsidiary World Mobile LLC, entered into a Distribution Agreement with International Communications 015 Ltd (dba “Hallo 015”), an Israeli telecommunications distributor. Under the agreement, Hallo 015 was granted a non-exclusive worldwide right to distribute the Company’s eSIM products through its authorized network of retailers and online channels. The initial term of the agreement is three years with automatic one-year renewals unless terminated earlier in accordance with its terms. The arrangement provides for an initial purchase of 1,000 eSIMs at $15.00 per month per unit, with weekly billing based on first-use activation and a credit facility of $5,000 established for the distributor. The Distributor is responsible for Israel termination at its own cost and for maintaining regulatory compliance and sales support within its territory. The Company retains all intellectual-property rights and may adjust discounts or terminate for convenience upon 90 days’ written notice. Product and platform development continued and initial services were provided starting April 2026.

On February 23, 2026, World Mobile Group Ltd. exercised its conversion rights regarding the $260,000 convertible promissory note which was converted in its entirety in exchange for 1,277,018 common shares of CUEN, equal to approximately 18.5% of Cuentas equity.

Regulatory Compliance

We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to: federal communications laws and regulations; foreign jurisdiction communications laws and regulations; federal anti-money laundering laws and regulations, including the Patriot Act, the BSA, anti-terrorist financing laws and anti-bribery and corrupt practice laws and regulations in the U.S., and similar international laws and regulations, including the Proceeds of Crime (Money Laundering) and Terrorist Financing Act in Canada; state unclaimed property laws; federal and state consumer protection laws, and regulations relating to privacy and data security; and foreign jurisdiction telecom services industry regulations.

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

Entry into a Joint-Venture Agreement with WaveMAX Corporation (“WaveMax”)

On July 21, 2021, the Company and WaveMAX Corporation entered into a Definitive Joint-Venture Agreement, and on December 8, 2021 the parties formed CuentasMAX LLC (“CuentasMAX”), a joint venture to deploy WaveMAX’s WiFi6 shared network technology in high-traffic convenience stores and bodegas in the United States. The CuentasMAX joint venture remains in existence and, as of December 31, 2025, the Company continued to hold a 50% equity interest (directly or indirectly) in CuentasMAX; however, deployment activities have to date been limited and the JV has not generated revenues.

Pursuant to the Agreement, CuentasMAX obtained exclusive rights to use WaveMAX’s patented WiFi6 “SharedFi” technology in the Company’s targeted bodega network, and the parties began installing access points at selected pilot locations in New York City, Los Angeles and Puerto Rico. As of December 31, 2024 and 2025, approximately 30 WiFi6 access points had been installed at small businesses such as bodegas, restaurants, beauty salons and gas stations, and CuentasMAX had entered into pilot project agreements with local bodega and business associations in New York, Los Angeles and Puerto Rico.

From an operational standpoint, CuentasMAX has remained in a pilot and proof-of-concept phase and has not scaled to the originally contemplated 1,000 retail locations due primarily to the Company’s limited financial resources, competing capital needs and the need to secure additional third-party funding and commercial partners to support a larger rollout. As a result, the Company funded only $20,000 into CuentasMAX and recorded equity method losses of approximately $38,000 through December 31, 2024, and the joint venture had not recognized operating revenues as of December 31, 2025, although management continues to view the CuentasMAX footprint and technology rights as a potential distribution and connectivity platform that may be leveraged in conjunction with its planned integration with World Mobile LLC and other strategic initiatives.

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

On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds were used for operating expenses. With these funds, the Company was able to settle debts totaling approx. $1.132M with 4 major creditors for final actual cost of $666,356. Cuentas has no current intent to invest into real estate as part of our business plan.

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

Nasdaq Delisting and OTCQB Relisting

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

The Company’s Common Stock and publicly-traded warrants began trading on the Pink Current Information tier of the over-the-counter market operated by OTC Markets Group effective with the open of business on December 20, 2023, under its trading symbol: CUEN and CUENW, respectively. Cuentas was relegated to the “Expert Market” classification of OTC on Nov 7, 2024 due to failure to file its 10Q reports on time. On July 2, 2025, Cuentas filed its 2024-Q2 and 2024-Q3 10Q reports and then filed its 10k for the period ending 12/31/2024 on 11/19/2025. Subsequently, Cuentas filed the 2025-Q1, Q2 and Q3 10Q reports on Sept 30. 2025 to regain compliant status and initiate the process to be qualified to trade on open markets. On February 5, 2026, Cuentas was upgraded to OTCQB and started trading. Currently CUEN and CUENW are listed as OTCQB making the shares freely available to trade.

Employees

As of March 31, 2026, our management team consisted of the Chief Executive Officer, and Interim Chief Financial Officer. We have an additional three full-time employees: our Compliance Officer, IT Director, and Executive Assistant. For more information relating to the employment agreements, please see the section below entitled Item 11. “Executive Compensation.”

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

At December 31, 2025, we had cash and cash equivalents of approximately $57,000, a working capital deficit of approximately $4,069,000 and an accumulated deficit of approximately $59,826,000. Our cash position may decline in the future, and we may not be successful in maintaining an adequate level of cash resources. Accordingly, we will be required to seek additional debt or equity financing in order to support our growing operations. We may not be able to obtain additional financing on satisfactory terms, or at all, and any new equity financing could have a substantial dilutive effect on our existing stockholders. If we cannot obtain additional financing, we will not be able to achieve the sales growth that we need to cover our costs, and our results of operations would be negatively affected.

As a result of our current lack of financial liquidity, there is substantial doubt regarding our ability to continue as a “going concern,” within one year from the issuance date of our financial statements.

As a result of our current lack of financial liquidity, our auditors’ report for our 2025 consolidated financial statements contains a statement concerning substantial doubt regarding our ability to continue as a going concern. Our lack of sufficient liquidity could make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain and our public stock price generally.

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

Risks Related to Our Company

We have a limited operating history in our new business plan and therefore we cannot ensure, either in the near- or long-term, that we will be able to generate cash flow or profit.

We have a limited operating history in our new business plan upon which you may evaluate our business and an investment in our Common Stock may entail significantly more risk than the shares of common stock of a company with a substantial operating history. Our ability to successfully develop our products, and to realize consistent, meaningful revenues and profit has not been established and cannot be assured. For us to achieve success, our products must receive broader market acceptance by consumers. Without this market acceptance, we will not be able to generate sufficient revenue to continue our business operation. If our products are not widely accepted by the market, our business may fail.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As discussed in Item 9A – “Controls and Procedures” of this report, we have evaluated our internal control over financial reporting and our disclosure controls and procedures and concluded that they were not effective as of December 31, 2025. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses we identified are:

●	Lack of appropriate segregation of duties;

●	Lack of information technology (“IT”) controls over revenue;

●	Lack of adequate review of internal controls to ascertain effectiveness; and

●	Lack of control procedures that include multiple levels of supervision and review.

●	Lack of formalized controls and governance procedures over the approval, documentation, and accounting for transactions with directors and officers, including timely authorization, review, and proper recording of such transactions in the Company’s books and records.

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

Operating our business on a larger scale will result in substantial increases in our expenses.

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

We rely on a small number of persons to carry out our business and investment strategies. An Executive Search Committee will be established to evaluate and propose qualified executive candidates for approval by the Board of Directors. Any member of our senior management may cease to provide services to us at any time. The loss of the services of any of our key management personnel, or our inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results. As we expand, we will continue to need to attract and retain qualified additional senior management but may not be able to do so on acceptable terms or at all. Cuentas does not yet have but intends to have key man life insurance policies in place.

We are subject to regulation which may adversely affect our ability to execute our business plan.

We operate in an ever-evolving and complex legal and regulatory environment. We, the products and services that we offer and market, and those for which we provide processing services, are subject to a variety of federal, state and foreign laws and regulations, including, but not limited to: federal communications laws and regulations; foreign jurisdiction communications laws and regulations; state unclaimed property laws and federal and state consumer protection laws, including regulations relating to privacy and data security. We believe that we are currently operating in compliance with all applicable laws and regulations, but there is no certainty that laws and regulations affecting our business will not change. Any such change of laws and regulations applicable to our business might adversely affect our ability to execute our business plan and achieve profitable operating results.

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

We are subject to Privacy Regulation.

In the ordinary course of our business, we collect and store or may collect and store personally identifiable information about customers, holders of our cards, subscribers, and users. This information may include names, addresses, email addresses, social security numbers, driver’s license numbers and account numbers. We also maintain or may maintain a database of cardholder data for our proprietary cards relating to specific transactions, including account numbers, in order to process transactions and prevent fraud. These activities subject us to certain privacy and information security laws, regulations and rules in the United States, including, for example, the privacy provisions of the Gramm-Leach-Bliley Act and its implementing regulations, various other federal and state privacy and information security statutes and regulations. These federal and state laws, as well as our agreements with our providers, contain restrictions relating to the collection, processing, storage, disposal, use and disclosure of personal information, and require that we have in place policies regarding information privacy and security. We have in effect a privacy policy relating to personal information provided to us in connection with requests for information or services, and we continue to work with our suppliers and other third parties to update policies and programs and adapt our business practices in order to comply with applicable privacy laws and regulations. Certain state laws also require us to notify affected individuals of certain kinds of security breaches of computer databases that contain their personal information. These laws may also require us to notify state law enforcement, regulators or consumer reporting agencies in the event of a data breach. Failure to comply with, or further expansion of, consumer protection regulations could have a material adverse effect on our business, results of operations and financial condition. A data security breach could expose us to liability and protracted and costly litigation, and could adversely affect our reputation and operating revenues.

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

Our MVNO operators, including Cuentas Mobile and World Mobile, earn revenues by purchasing network capacity from other network operators and reselling it to end users. Cuentas Mobile services operate on the largest 5G nationwide network from one of the top 3 mobile carriers and is dependent on the performance of its underlying provider and its network.

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

World Mobile Media Group LLC may be unable to attract and retain talent or content providers.

World Mobile Media Group LLC executives have extensive experience in the entertainment world. If World Mobile Media Group LLC cannot attract or retain talent or content providers, it will significantly adversely affect Cuentas’ operating results, revenues, financial condition, and ability to remain in business.

Cuentas may be adversely affected by fraudulent activity.

Criminals, including, without limitation, cyber-organized criminal syndicates, and others, use increasingly sophisticated methods to engage in illegal activities involving prepaid calling services, reload telecom products, and customer information. Cuentas relies on third parties for certain transaction processing services, which subjects Cuentas and its customers to risks related to the vulnerabilities of these third parties, as well as Cuentas’ own vulnerabilities to criminals engaged in fraudulent activities. Fraudulent activity could result in the imposition of regulatory sanctions, including significant monetary fines, which could adversely affect Cuentas’ business, operating results, and financial condition.

Risks  Related to an Investment in Our Securities

The market price of our Common Stock may be highly volatile, and you could lose all or part of your investment.

The market price of our Common Stock may be highly volatile and thinly traded, and you could lose all or part of your investment.

The market for our Common Stock is characterized by low trading volumes and significant price swings, and our shares are considered thinly traded on the OTC market. Even with limited daily volume, our stock price has experienced substantial percentage changes over short periods, which means that relatively small trades can result in disproportionate price movements and heightened volatility compared to the broader market. This volatility and limited liquidity may prevent you from being able to sell your shares at or above the price you paid, or at the time you wish to sell.

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

The SEC has rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. As long as the price of our Common Stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore shareholders may have difficulty selling their shares.

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

Cuentas management determined that a prolonged effort to fight the process would be counter-productive for the future of the company and a reasonable settlement would allow the company to work to develop new business opportunities that would be more productive and provide a vehicle for corporate growth and productivity. In the future the company will examine the potential collection of funds from Limecom or Heritage to offset this cost.

On February 24, 2026, Cuentas, Inc. (the “Company”) entered into a Confidential Conditional Satisfaction Agreement (the “Satisfaction Agreement”) with Spectrum Intelligence Communications Agency, LLC (“Spectrum”) relating to a judgment entered against the Company in the matter styled Spectrum Intelligence Communications Agency, LLC v. Limecom, Inc., Case No. 2018-027150-CA-01, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Pursuant to the Satisfaction Agreement, Spectrum agreed to accept $650,000 as full satisfaction of the judgment, consisting of (i) $350,000 in cash and (ii) an equity component valued at $300,000. In connection with the equity component, the Company agreed to issue 600,000 shares of its common stock to Spectrum (or its designee), subject to the terms and conditions set forth in the Satisfaction Agreement. The Satisfaction Agreement also provides that the Company will file a registration statement covering the resale of such shares. The foregoing description of the Satisfaction Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Satisfaction Agreement, which was filed on March 5, 2026 as an exhibit to a Form 8-K.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since February 5, 2026, the Company’s common stock has been traded and quoted on the OTCQB tier of the over-the-counter market operated by OTC Markets Group (“OTC Markets”) under the trading symbol CUEN. From December 20, 2023 until November 7, 2024, the Company’s common stock and publicly traded warrants were quoted on the Pink tier of the over-the-counter market operated by OTC Markets under the trading symbols CUEN and CUENW, respectively. Due to the Company’s failure to file when due certain quarterly reports on Form 10-Q pursuant to Section 13(a) of the Exchange Act, on November 7, 2024, the Company’s common stock and publicly traded warrants became ineligible for proprietary broker-dealer quotations and were placed on the “Expert Market” classification or OTC ID tier of the OTC Markets. Following the filing in November 2025 of the delinquent Form 10-Qs and Form 10-K for the year ended December 31, 2024, the Company filed an application with OTC Markets to have its securities traded and regain eligibility for broker-dealer quotations on OTCQB and on February 5, 2026, upon approval the application by OTC Markets, trading in the Company’s common stock on the OTCQB. However, the Company’s publicly traded warrants continue to be quoted through the OTC ID under the trading symbol CUENW as quotations for the warrants continue at less than $0.01 per warrant.

Any OTC quotations represent inter-dealer prices without retail market, mark down or commission and may not represent actual transactions.

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

Holders of Common Stock and Warrants

As of December 31, 2025 our shares of Common Stock were held by approximately 2,559 record holders and our publicly-traded warrants were held by approximately 209 record holders.

Dividends

We have never paid any cash dividends on our shares of Common Stock and we do not intend to declare and pay cash dividends on our shares of Common Stock in the foreseeable future. We intend to reinvest any earnings for the development and expansion of our business. The payment of cash dividends on our shares of Common Stock is subject to the discretion of our Board of Directors, based upon the Board’s assessment of:

●	our financial condition;

●	earnings;

●	need for funds;

●	capital requirements;

●	prior claims of preferred stock to the extent issued and outstanding;

●	covenants in any loan or other credit facilities we may enter into in the future; and

●	other factors, including any applicable laws.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 relating to all our equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	313,227	5.19	407,927
Equity compensation plans not approved by security holders		-	-
Total**	313,227	5.19	407,927

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

On June 17, 2021 the Board of the Company adopted the Cuentas Inc. 2021 Share Incentive Plan (the “2021 Plan”), which was approved by the Company’s shareholders at the Annual Meeting of Shareholders on December 15, 2021. The maximum number of shares authorized for issuance under the 2021 Plan is 242,308 shares (after giving effect to the reverse stock split effected in March 2023). See Note 8 to the Company’s financial statements for information concerning stock options granted pursuant to the 2021 Plan.

On November 17, 2023, the Board of Directors of the Company approved the 2023 Share Incentive Plan (the “2023 Plan”), which was approved by the shareholders during the Annual Shareholders Meeting held on December 20, 2023. The maximum number of shares of stock reserved and available for issuance under the 2023 Plan is 520,000 shares. The purpose of the 2023 Plan is to provide incentives which will attract, retain and motivate highly competent persons as officers, employees and non-employee directors, of, and consultants to, the Company and its subsidiaries and affiliates. See Note 8 to the Company’s financial statements for information concerning stock options granted pursuant to the 2023 Plan. The Plan is still active but no options have been exercised to date.

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

Recent Sales of Unregistered Equity Securities

During the fourth quarter of 2025 and on the earlier dates set forth below, the Company issued and sold the following unregistered equity securities not previously reported in its reports filed pursuant to Section 13(a) of the Exchange Act:

On September 18, 2025, the Company issued a secured convertible promissory note to Michael De Prado in the principal amount of $473,000, convertible at $0.42 per share, with piggyback registration rights. The issuance was made in a transaction not involving a public offering in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D. The holder represented accredited status and the transaction did not involve general solicitation. The promissory notes includes bonuses approved subsequent to the balance sheet date totaling approximately $170 thousand, which are expected to be recognized as an expense in the second quarter of 2026.

On September 22, 2025 and October 1, 2025, the Company issued convertible promissory notes in principal amounts of $260,000 and $125,000, respectively, to World Mobile Group Ltd. (aggregate $385,000). On October 17, 2025, the Company issued unsecured convertible promissory notes to Shalom Arik Maimon ($586,087.62), Schulman ($112,900.11), and AM Law ($154,000). Each issuance was made in a transaction not involving a public offering in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) under Regulation D. The investors represented that they were sophisticated and/or accredited investors, and the transactions did not involve general solicitation. Any shares of common stock issuable upon conversion of the notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption.

On February 26, 2026, the Company entered into a Securities Purchase Agreement with P.W. Janssen (“Janssen”), pursuant to which the Company issued and sold to Janssen 714,286 share of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 714,286 additional shares of common stock (the “Warrant”) , for aggregate gross proceeds of $300,000 ($0.42 per unit). The exercise price of the Warrant is $0.42 per share, subject to anti-dilution adjustments. The Company granted Janssen piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

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

OVERVIEW AND OUTLOOK

The Company was incorporated under the laws of the State of Florida on September 21, 2005 to act as an operational company and as a holding company for its subsidiaries. Its wholly-owned subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”) that provides wholesale telecommunications services. The Company also owns 51% of World Mobile LLC, which operates in the Mobile Telecommunications market and 51% of World Mobile Media Group LLC, which operates in the Entertainment Media Distribution market. The Company also owns 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. WSN equipment was installed in several sites and financial viability is being studied. Results from these test sites will determine if future installations will be completed. Additionally, Cuentas is evaluating the synergy between CuentasMAX and World Mobile’s platform for potential integration and further development or enhancement of platforms.

The Company is currently focusing its business mainly on Cuentas Mobile, the Company’s Cellular Telecommunications solution as well as World Mobile LLC and World Mobile Media Group LLC to coordinate a multi-dimensional service for telecom, data, streaming and entertainment content.

Since the first quarter of 2023, we have made equity investments in real estate projects in Florida under the name Cuentas Casa. Cuentas Casa partnered with leading edge developers and construction technology companies to create sustainable, inclusive and affordable residential communities specifically designed to provide high quality housing alternatives at extremely competitive pricing. Our goal was to source land zoned and ready for development of multi-family buildings in strategic areas where rental prices are increasing dramatically, placing financial stress and pressure on working class families. Our real estate investments were intended to broaden our reach into the unbanked, underbanked and underserved communities by using a patented, low cost, sustainable technology that should allow us to provide reasonably priced rental apartments to working class residents who have been priced out of rental communities due to severe rent hikes in Florida and other areas in the United States. We believed that providing affordable apartments to the Hispanic Latino and other immigrant communities in Florida will enable us to introduce them our fintech solutions and generate revenue. Due to liquidity issues impeding the operation and development of its core mobile fintech and carrier services, on April 3, 2024, the limited liability company in which Cuentas had a 63.9% equity interest (“Brooksville Development Partners, LLC” or “BDP”), entered into an agreement to sell the vacant land located in Brooksville, Florida (the “Brooksville Property”) The Brooksville Property was originally purchased by BDP on April 28, 2023 for $5.05 million, $2 million of which was contributed by Cuentas. On May 27, 2025, Cuentas sold its 63.9% equity interest in the Brooksville Property for $800,000 to Brooksville FL Partners, LLC (the “Buyer”), an existing minority member of BDP. The funds were distributed by a mutually agreed escrow agent, and Cuentas settled debts with 4 major creditors. The remaining funds were used for operating expenses. With these funds, the Company was able to settle debts totaling approximately $1.132M with four major creditors for final actual cost of $666,356.

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

On September 18, 2025, the Company and Michael De Prado (then President, Executive Vice Chairman and Chief Financial Officer of the Company) entered into a Confidential Separation Agreement and related financing documents pursuant to which the Company agreed to pay Mr. De Prado $110,000 in cash and issue two secured promissory notes to Mr. De Prado: (i) a $473,000 note bearing interest at 2.0% per annum, maturing upon the earlier of a qualified financing of at least $2,000,000 or one year from the date of issuance (18% default interest), with the holder’s right to convert up to 50% into common stock at $0.42 per share and grants the holder piggyback registration rights with respect to the shares issuable upon conversion; and (ii) a $200,000 note maturing one year from the date of issuance, with the holder’s option at maturity to require either full cash payment or transfer, via certificate of sale, of all non-telecom/MVNO assets comprising the Company’s Fintech division. The $200,000 note does not bear interest, except for default interest at the rate of 8% per annum. Each note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets under separate security agreements. These agreements were fully consummated on October 21, 2025 upon release of escrowed deliverables by the escrow agent.

On September 18, 2025, the Company also granted Mr. De Prado a 16-month license to use and access the Fintech assets (excluding the MVNO assets). The Fintech assets are being held in escrow by AM Law pending the holder’s conversion of the $200,000 note. These agreements were fully consummated on October 21, 2025 upon escrow release.

On October 17, 2025, the Company issued three additional unsecured convertible promissory notes: (i) to Shalom Arik Maimon (CEO) for $586,087.62; (ii) to Matthew Schulman for $112,900.11; and (iii) to AM Law for $308,000. Each bears interest at 2% per annum (default interest as provided in the notes), is convertible at the holder’s option at $0.42 per share, and includes piggyback registration rights. After issuance, Mr. Maimon instructed conversion of 50% of his note ($293,043.81) into 697,723 shares, and AM Law instructed conversion of 50% of its note ($154,000) into 366,666 shares, in each case at $0.42 per share.

On February 25, 2026, World Mobile Group Ltd. (“WMG”) converted promissory notes of Cuentas, Inc. (the “Company”) in the principal amount of $260,000 into 1,277,018 shares of the Company’s common stock, representing approximately 18.5% of the Company’s outstanding shares of common stock

On February 26, 2026, the Company entered into a Securities Purchase Agreement with P.W. Janssen (“Janssen”), pursuant to which the Company issued and sold to Janssen 714,286 share of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 714,286 additional shares of common stock (the “Warrant”) , for aggregate gross proceeds of $300,000 ($0.42 per unit). The exercise price of the Warrant is $0.42 per share, subject to anti-dilution adjustments. The Company granted Janssen piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

RESULTS OF OPERATIONS

Comparison of year ended December 31, 2025 to year ended December 31, 2024

Revenue

The Company generates revenues through the sale and distribution of Digital products, wholesale telecommunication services and other related telecom services. Revenues during the year ended December 31, 2025, totaled $0 compared to $676 for the year ended December 31, 2024. The decrease in our revenues was mainly from decrease in wholesale telecommunication services in the amount of $676, from our Bilateral Wholesale Carrier Agreement with Next Communications INC., a company controlled by Arik Maimon our Chairman of the Board and our CEO.

Revenue by product for 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Retail telecommunications	$-	$26
Wholesale telecommunication services	-	569
Digital products	-	81
Total revenue	$-	$676

Costs of Revenue and Gross profit

Cost of revenues during the year ended December 31, 2025 totaled $0 compared to $751,000 for the year ended December 31, 2024.

Cost of revenue consists of the purchase of wholesale minutes for resale, related telecom platform costs and purchase of digital products in the amount of $0 during the year ended December 31, 2025 and $565,000 during the year ended December 31, 2024.

Cost of revenue also consists of costs related to the sale of the Company’s digital products in the amount of $0 during the year ended December 31, 2025 and $81,000 during the year ended December 31, 2024. The costs related to the sale of the Company’s digital products were composed mainly from the cost of the Digital products.

Gross profit (loss) by product for 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Telecommunications	$-	$(44)
Wholesale telecommunication services	-	4
Digital products	-	(35)
Total Gross profit	$-	$(75)

Gross profit margin for the year ended December 31, 2025 was negative for both the telecommunications segment and the digital product segments but slightly positive for wholesale which by its nature has a tiny markup. The gross loss for the sale of digital product and general-purpose reloadable cards stemmed from ceasing all activities with Cuentas SDI LLC. In May 2024, the Company and Cuentas-SDI settled certain payment issues and renewed discussions and cooperation to re-open the digital distribution network and systems through Cuentas-SDI’s convenience store distribution network of over 31,000 locations, including many across the New York, New Jersey and Connecticut tri state area.

The Company’s alliance with World Mobile Group and the joint venture World Mobile should provide significant revenue and profitability due to the strength of World Mobile’s marketing, finance and technology capabilities.

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses, impairments and amortization of Intangible assets as discussed below and totaled $1,894,000 during the year ended December 31, 2025, compared to $1,941,000 during the year ended December 31, 2024, representing a net decrease of $47,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented: Update

	Year Ended December 31,
	2025	2024
	($ in thousands)
Selling, General and Administrative Expenses:
Officers’ compensation	$1,068	$890
Directors fees	167	167
Share-based compensation	27	209
Professional services	182	246
Legal fees	292	54
Other	158	332
Total	$1,894	$1,899

Selling, general and administrative expenses totaled $1,894,000 during the year ended December 31, 2025, a net decrease of $5,000, compared to $1,899,000 during the year ended December 31, 2024.

Amortization and impairment of Intangible assets

Amortization of Intangible assets totaled $0 during the year ended December 31, 2025 and $2,000 during the year ended December 31, 2024.

Net Loss

We incurred a net loss of $1,571 for the year ended December 31, 2025, as compared to a net loss of $3,309,000 for the year ended December 31, 2024, for the reasons described above.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2025, the Company had total current assets of $841,000, including $57,000_ of cash, accounts receivables of $271,000, and related parties receivables of $513,000. As of December 31, 2025, the Company had total current liabilities of $4,910,000 creating a negative working capital of $4,069,000.

As of December 31, 2024, the Company had total current assets of $1,111,000, including $15,000 of cash, accounts receivables of $271,000, Investment in unconsolidated entities held for sale of $800,000. As of December 31, 2024, the Company had total current liabilities of $4.281,000 creating a negative working capital of $3,170,000.

Cash Flows – Operating Activities Update

The Company’s operating activities for the year ended December 31, 2025, resulted in net cash used of $1,371,000. Net cash used in operating activities consisted of a net loss of $1,571,000,

The Company’s operating activities for the year ended December 31, 2024, resulted in net cash used of $598,000. Net cash used in operating activities consisted of a net loss of $3,309,000 partially offset by non-cash expenses consisting of share-based compensation of $209,000, impairment of intangible assets and property and equipment of $30,000 and amortization of intangible assets of $2,000. a Decrease in accounts receivables of $1,036,000, increase in accounts payables of 625,000, decrease in other accounts liabilities of 739,000, impairment of an investment in an unconsolidated entity of $1,916,000,

Cash Flows – Investing Activities Update

The Company’s investment activities for the year ended December 31, 2025, resulted in net cash received of $825,000 and $92,000 for the same period in 2024.

Cash Flows – Financing Activities Update

The Company’s financing activities for the year ended December 31, 2025, resulted in net cash in the amount of $588,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our mobile phone services and digital products will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our mobile services and digital products, enhance our digital products offering and increase our sales and marketing. Management has taken important steps to reduce the financial burn rate and has curtailed some ineffective marketing programs, concentrating on those programs that have been proven to produce good results. Reduction of some top-level personnel has brought savings to the company as current executives took over the vacant positions at no additional cost to the Company but offset by the bonuses. Management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. There can be no assurance, however, that the Company will be successful in raising additional capital or that the Company will have net income from operations to fund its business plan for the near future or long term. As of December 31, 2025, the Company had approximately $57,000 in cash and cash equivalents, approximately $4,069,000 in negative working capital and an accumulated deficit of approximately $59,826,000.

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

On January 29, 2026, the Company entered into an Amended and Restated Warrant Agency Agreement (the “A/R Warrant Agency Agreement”) to that certain Warrant Agency Agreement, dated as of February 1, 2021 between the Company and Olde Monmouth Stock Transfer Co., Inc., as Warrant Agent (the “Original Warrant Agreement”), pursuant to which the expiration date of the Company’s outstanding publicly traded 1,757,801 warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), was extended from February 4, 2026 to June 30, 2026 (the “Extended Expiration Date”). At and after the Extended Expiration Date, the Warrants may no longer be exercised. The A/R Warrant Agreement also allows the Board of Directors of the Company in its discretion to voluntarily reduce the exercise price of the Warrants and proportionately increase the number of shares of Common Stock purchasable upon exercise of the Warrants at the reduced exercise price. Other than as set forth above, the terms of the Warrants set forth in the A/R Warrant Agreement remain unmodified and in full force and effect.

Off-balance Sheet Arrangements

The Company has no off-balance sheet arrangements and does not anticipate entering into any such arrangements in the foreseeable future.

Impact of Inflation

The Company does not expect inflation to be a significant factor in operation of the business.

World Mobile Group Ltd. Financings

On September 22, 2025 and October 1, 2025, the Company entered into Convertible Note Purchase Agreements with World Mobile Group Ltd. for an aggregate principal amount of $385,000 (the “WM Notes”)—$260,000 on September 22 and $125,000 on October 1. The WM Notes are convertible into our common stock pursuant to their terms. Closings occurred on the respective agreement dates. The September 22 agreement provides the investor the right to designate one director while the investor and its affiliates beneficially own at least five percent of the Company and includes certain protective approval rights tied to note covenants and event-of-default actions. We applied part of the proceeds to pay $110,000 to Michael De Prado in connection with his separation and to fund professional fees to bring SEC reporting current; the October 1 agreement provides that proceeds will be applied to the PLUM contract, our MVNO reseller arrangement. On February 25, 2026, World Mobile Group Ltd. (“WMG”) converted promissory notes of Cuentas, Inc. (the “Company”) in the principal amount of $260,000 into 1,277,018 shares of the Company’s common stock, representing approximately 18.5% of the Company’s outstanding shares of common stock

Michael De Prado Separation Agreement

On September 18, 2025, the Company and Michael De Prado (then President, Executive Vice Chairman and Chief Financial Officer of the Company) entered into a Confidential Separation Agreement and related financing documents pursuant to which the Company agreed to pay Mr. De Prado $110,000 in cash and issue two secured promissory notes to Mr. De Prado: (i) a $473,000 note bearing interest at 2.0% per annum, maturing upon the earlier of a qualified financing of at least $2,000,000 or one year from the date of issuance (18% default interest), with the holder’s right to convert up to 50% into common stock at $0.42 per share and grants the holder piggyback registration rights with respect to the shares issuable upon conversion; and (ii) a $200,000 note maturing one year from the date of issuance, with the holder’s option at maturity to require either full cash payment or transfer, via certificate of sale, of all non-telecom/MVNO assets comprising the Company’s Fintech division. The $200,000 note does not bear interest, except for default interest at the rate of 8% per annum. Each note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets under separate security agreements. These agreements were fully consummated on October 21, 2025 upon release of escrowed deliverables by the escrow agent.

The promissory notes includes bonuses approved subsequent to the balance sheet date totaling approximately $170 thousand, which are expected to be recognized as an expense in the second quarter of 2026.

On September 18, 2025, the Company also granted Mr. De Prado a 16-month license to use and access the Fintech assets (excluding the MVNO assets). The Fintech assets are being held in escrow by AM Law pending the holder’s conversion of the $200,000 note. These agreements were fully consummated on October 21, 2025 upon escrow release.

Insider and Advisor Convertible Notes

On October 17, 2025, we issued three unsecured convertible promissory notes: (i) a note to Shalom Arik Maimon (CEO) in the principal amount of $586,087.62; (ii) a note to Matthew Schulman in the principal amount of $112,900.11; and (iii) a note to AM Law in the principal amount of $154,000. Each note is voluntarily convertible at the holder’s option into common stock at a fixed price of $0.42 per share and provides piggyback registration rights.

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

Not applicable.

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

At December 31, 2025, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Exchange Act was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures, they concluded that at December 31, 2025, such disclosure controls and procedures were not effective. This was due to our limited resources and deficiencies in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses].”

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

Our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer of the effectiveness of our internal control over financial reporting as of December 31, 2025. This evaluation was based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013 Framework). Based upon this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2025.

Based upon such assessment, our Chief Executive Officer and Interim Chief Financial Officer have concluded that as of December 31, 2025 our internal controls over financial reporting were not effective due to the following material weaknesses identified:

●	Lack of appropriate segregation of duties,

●	Lack of information technology (“IT”) controls over revenue, and

●	Lack of adequate review of internal controls to ascertain effectiveness, and

●	Lack of control procedures that include multiple levels of supervision and review.

●	Lack of formalized controls and governance procedures over the approval, documentation, and accounting for transactions with directors and officers, including timely authorization, review, and proper recording of such transactions in the Company’s books and records.

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

In addition to seeking further resources, we plan to implement enhanced reconciliation procedures between Board/Compensation Committee approvals and the financial statement disclosures. Specifically, we intend to establish a formal verification process to ensure that all executive compensation components, including bonuses and stock awards, are strictly aligned with authorized agreements and committee resolutions prior to inclusion in our financial reports.

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

On June 30, 2025, our former Chief Financial Officer, Mr. Zakai, resigned from his position as Company’s CFO. On July 1, 2025, our Board of Directors approved the nomination of Mr. Michael De Prado as Company’s Interim CFO. On November 6, 2025, our Board of Directors approved the nomination of Mr. Ofek Suchard as Company’s Interim CFO. Except as set forth above, there were no changes in Internal Control over Financial Reporting that occurred during our fiscal quarter ended December 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.  Effective March 24, 2022, Cuentas has an Insider Trading Policy approved by the Board of Directors. During 2025, no insider plans were adopted or terminated under regulation S-K Item 408(a)

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

On October 22, 2025, the Board appointed Ofek Suchard as Interim Chief Financial Officer, and he now serves as the Company’s principal financial and principal accounting officer, effective as of that date. The Board continues its process to identify and evaluate candidates for a permanent Chief Financial Officer. Do we need the preceding two highlighted paragraphs?

Directors and Executive Officers

Set forth below is information regarding our current directors and executive officers.

Name	Age	Position
Shalom Arik Maimon	50	Chairman of the Board of Directors and CEO

Ofek Suchard	26	Interim Chief Financial Officer

Adiv Baruch	62	Director

Haim Yeffet	75	Director

Lexi Terrero	53	Director

Shalom Arik Maimon, our Chairman, is a founder, the Chief Executive Officer and Chairman of the Board. Mr. Maimon served as the Company’s CEO from 2016 to February 2021 and as Interim CEO from February 2021 to August 2023. In addition to co-founding the Company, Mr. Maimon founded the Company’s subsidiaries Cuentas Mobile, and M&M. Prior to founding the Company and its subsidiaries, Mr. Maimon founded and ran successful telecommunications companies operating primarily in the United States and Mexico. In 1998, Mr. Maimon founded and ran a privately-held wholesaler of long-distance telecommunications services which, later, under Mr. Maimon’s management, grew from a start up to a profitable enterprise with more than $100 million in annual revenues. Mr. Maimon serves on the Company’s Board of Directors due to the perspective and experience he brings as our co-founder, Chairman and Chief Executive Officer.

Ofek Suchard has served as Interim Chief Financial Officer since October 22, 2025. Mr. Suchard also is trained as both a mechanical engineer and a software engineer. Mr. Suchard brings a broad background across real estate development, engineering, and advanced technology. In addition to his role at Cuentas, he serves as Chief Technical Officer of EnSima, where he leads technical development and coordination for the EnSima Miami project—a 475-unit, 95,000 sq. ft. mixed-use development. Prior to joining Cuentas, Mr. Suchard founded ReThink, an AI-driven construction-technology company focused on improving efficiency and reducing operational waste for contractors. Earlier in his career, he worked as a Sales Engineer with Trane, supporting complex HVAC system design for mechanical contractors and engineering firms, and previously served as a Project Engineer on major commercial, residential, industrial, and military projects. His combined experience in engineering, finance, software development, and project management provides Cuentas with cross-disciplinary leadership as the Company advances its strategic and operational goals.

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

Name and Principal Position	Year	(c) Fee	Bonus	Option Awards	share compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total Compensation
Adiv Baruch	2025	$67,000	$-	$-	$-	$-	$-	$67,000
	2024	$67,000	$-	$-	$-	$-	$-	$67,000

Haim Yeffet	2025	$50,000	$-	$-	$-	$-	$-	$50,000
	2024	$50,000	$-	$-	$-	$-	$-	$50,000

Lexi Terrero	2025	$50,000	$-	$-	$-	$-	$-	$50,000
	2024	$50,000	$-	$-	$-	$-	$-	$50,000

Ms. Terrero was appointed a director on December 30, 2022 and Mr. Yeffet was appointed a director on February 2, 2023

Board Committees

Our Board of Directors has established two standing committees—Audit and Compensation. Each committee operates under a charter that has been approved by our Board of Directors.

Audit Committee

Our Board of Directors has an Audit Committee composed of Mr. Yeffet and Ms. Terrero, each of whom is an independent director as defined in accordance with section Rule 10A-3 of the Exchange Act and the rules of Nasdaq. Mr. Yeffet serves as chairman of the Audit Committee. The Board of Directors has determined that Mr. Yeffet possesses accounting or related financial management experience that qualifies him as financially sophisticated within the meaning of Rule 4350(d)(2)(A) of the Nasdaq Marketplace Rules and that he is an “audit committee financial expert” as defined by the rules and regulations of the SEC.

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

Compensation Committee

Our Board of Directors has a Compensation Committee composed of Ms. Terrero and Mr. Yeffet, each of whom is independent in accordance with rules of OTC. Mr. Yeffet is the chairman of the Compensation Committee. Our Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the Board of Directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof. The Compensation Committee has a charter, which will be reviewed annually.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of our outstanding shares of Common Stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership in our Common Stock and other equity securities. To the Company’s knowledge, based solely on its review of Forms 3 and 4 filed electronically with the SEC during the registrant’s most recent fiscal year, the Company believes that during its fiscal year ended December 31, 2025, all filing requirements applicable to the Reporting Persons were timely met, except that Messrs. Yeffet and Zakai failed to file Form 3s.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the last two fiscal years certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers whose compensation was in excess of $100,000 during the year ended December 31, 2025.

(a) Name and Principal Position	(b) Year	(c) Salary	(d) Bonus	(f) Option Awards		(g) Non-equity incentive plan compensation	(h) Nonqualified deferred compensation earnings	(i) All Other Compensation	(j) Total Compensation
Arik Maimon	2025	$295,000	$50,000	$		$-	$-	$18,000	$363,000
Executive Chairman and Chief Executive Officer	2024	$295,000	$-		$-	$-	$-	$-	$295,000
Michael De Prado*	2025	$213,750	$50,000		$-	$-	$-	$218,000	$481,750
Executive Vice Chairman and President *	2024	$285,000	$-		$-	$-	$-	$-	$285,000

●	* Mr. De Prado resigned on October 21, 2025

Founder/Executive Chairman Compensation Agreement with Arik Maimon, and Founder/Executive Vice-Chairman Compensation Agreement with Michael De Prado

On August 26, 2021, the Company and Arik Maimon entered into a Founder/Executive Chairman Compensation Agreement (the “Chairman Compensation Agreement”). Additionally, on August 26, 2021, the Company and Michael De Prado entered into a Founder/Executive Vice-Chairman Compensation Agreement (the “Vice-Chairman Compensation Agreement” and collectively with the Chairman Compensation Agreement, the “Chairman Compensation Agreements”). The term of each of these Chairman Compensation Agreements became effective as of August 26, 2021 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado (each such individual, an “Executive” and together, the “Executives”). Under the terms of the Chairman Compensation Agreements, the Executives agreed to be employed by the Company for an initial continuous twelve-month term beginning on the effective date of August 26, 2021, and ending on August 25, 2022. The initial term would be automatically extended for additional one (1) year periods on the same terms and conditions as set out in the Chairman Compensation Agreements; however, the Chairman Compensation Agreements, respectively, will not renew automatically if either the Company or the respective Executive provide a written notice to the other of a decision not to renew, which notice must be given at least ninety (90) days prior to the end of the initial term or any subsequently renewed one (1) year term. Pursuant to the terms of the Chairman Compensation Agreement, Mr. Maimon will receive an annual base salary of two hundred ninety-five thousand dollars ($295,000) per year, and pursuant to the terms of the Vice-Chairman Compensation Agreement, Mr. De Prado will receive an annual base salary of two hundred eighty-five thousand dollars ($285,000) per year, and each will be eligible for an annual incentive payment of up to one hundred percent (100%) of their respective base salary, which annual incentive payment shall be based on the Company’s performance as compared to the goals established by the Company’s Board of Directors in consultation with each Executive, respectively. This annual incentive shall have a twelve (12) month performance period and will be based on a January 1 through December 31 calendar year, with the Executives’ entitlement to the annual incentive and the amount of such award, if any, remaining subject to the good faith discretion of the Board of Directors. Any such annual incentive shall be paid by the end of the second quarter following the calendar year to which each respective Executive’s performance relates. Pursuant to the terms of the Chairman Compensation Agreements, each Executive has the option to have any such earned annual incentive be paid in fully vested shares of the Company’s Common Stock, but must elect such option by the end of the first quarter following the relevant performance calendar year period. In the event of a change in control of the Company, as defined under the terms of the Chairman Compensation Agreements, that takes place (i) during the term of the Chairman Compensation Agreement or (ii) prior to the date which is twenty-four (24) months from the effective date of the Chairman Compensation Agreements, if the Executive’s employment otherwise terminates prior to such date (other than if the Executive’s employment was terminated for cause or the Executive resigned his employment without good reason, as such terms are defined under the Chairman Compensation Agreements), each respective Executive shall be entitled to a bonus payment equal to two and one-half percent (2.5%) of the cash consideration received by the shareholders of the Company in the change in control transaction. Under the Chairman Compensation Agreements, each Executive is subject to certain obligations and restrictive covenants, including, but not limited to: confidentiality, non-competition, non-solicitation, and non-disparagement, among others. The Chairman Compensation Agreements are each governed by the laws of the State of Florida. The Chairman Compensation Agreements may be terminated by the Company for cause or without cause, and by each respective Executive for good reason or without good reason, as such terms are defined under the Chairman Compensation Agreements. On August 19, 2022, the Company’s Board of Directors approved a motion to appoint Arik Maimon as Interim CEO (in addition to his current position as Chairman of the Board) and Michael De Prado as Interim President (in addition to his current position as Vice Chairman of the Board). Both Arik Maimon and Michael De Prado agreed to assume these positions with no additional compensation.

On August 21, 2023, the Company entered into an employment agreement with Arik Maimon pursuant to which Mr. Maimon agreed to serve as Executive Chairman and Chief Executive Officer of the Company (the “Maimon Employment Agreement”).

Additionally, on August 26, 2023, the Company entered into an employment agreement with Michael De Prado pursuant to which Mr. De Prado agreed to serve as Executive Vice Chairman and President of the Company (the “De Prado Employment Agreement,” and together with the Maimon Employment Agreement, the “2023 Compensation Agreements”). The term of each of these 2023 Compensation Agreements became effective as of August 21, 2023 and replaces any prior arrangements or employment agreements between the Company and each of Mr. Maimon and Mr. De Prado (each such individual, an “Executive” and together, the “Executives”). Under the terms of the 2023 Compensation Agreements, the Executives 2023 Compensation Agreements are for a term of five years, subject to the early termination provisions, commencing August 21, 2023 (the “Effective Date”). The 2023 Compensation Agreements are subject to early termination upon Executives’s death, or by the Company for Cause, adjudicated incompetency or adjudicated bankruptcy, the date upon which the Company give the Executives notice of termination on account of Disability, and by the Executives in the event of an Adverse Change in Executive’s Employment Circumstances.

The salaries of Mr Maimon and Mr De Prado have been accruing since June 2025 and partial payments have been made.

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

Engagement of Shlomo Zakai, our Former CFO

Shlomo Zakai served as our Chief Financial Officer from October 2023 to June 30, 2025. Mr. Zakai was entitled to $10,000 per month for his services.

Engagement of Ofek Suchard, our Current Interim CFO

Ofek Suchard has served as our Interim Chief Financial Officer since July 1, 2025. Mr. Suchard is entitled to $9,167 per month for his services.

Clawback Policy

Our Board of Directors adopted a clawback policy covering our executive officers. An executive officer is our chief executive officer, president, principal financial officer, principal accounting officer (or if there is no such accounting officer, the controller), any vice-president in charge of a significant principal business unit, division, or function (such as sales, administration, or finance), any other officer who performs a policy-making function, or any other person who performs similar policy-making functions for us.  As of the date of this annual report, our only executive officers are our Chairman of the Board and Chief Executive Officer and our Interim Chief Financial Officer.  The clawback policy relates to incentive-based compensation, which is any compensation that is granted, earned or vested based wholly or in part upon the attainment of a financial reporting measure.  The clawback policy covers the recovery of incentive-based compensation from an executive officer only in the event that we are required to prepare an accounting restatement due to the material noncompliance of our financial reporting requirement under the United States securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  Questions as to “materiality” will be made by the Compensation Committee in coordination with the Audit Committee.

The incentive-based compensation subject to recovery is the incentive-based compensation received during the three completed fiscal years immediately preceding the date that we are required to prepare an accounting restatement as described above, provided that the person served as an executive officer at any time during the performance period applicable to the incentive-based compensation in question provided that the clawback policy shall only apply if the incentive-based compensation is received while we have a class of securities listed on Nasdaq and on or after October 2, 2023. Arik Maimon, our Chairman of the Board and Chief Executive Officer has an employment agreement which provides for incentive-based compensation during the term of his employment agreements with the Company.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning the outstanding equity awards of each of the Named Executive Officers as of December 31, 2025:Update

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g) (9)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Arik Maimon	15,385	-	-	$36.40	November 2, 2031	-	-	-	$-

Arik Maimon	15,385	-	-	$4.16	December 29, 2032	-	-	-	$-

Arik Maimon	131,866	-	-	$0.32	December 29, 2032	-	-	-	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2026certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of common stock, (ii) each director of our Company, (iii) each of our executive officers, and (iv) our directors and executive officers as a group. There were 9,710,598 shares of our Common Stock outstanding as of March 25, 2026.

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

Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
Shalom Arik Maimon (1) Chief Executive Officer and Chairman	987,431	(1)	12.41%

Michael De Prado (2) Former President and Vice Chairman	344,317	(2)	4.32%

Adiv Baruch (3) Director	63,336	(3)	0.80%

Lexi Terrero (4) Director	111,428	(4)	1.40%

Haim Yeffet (5) Director	111,428	(5)	1.40%

Ofek Suchard Interim Chief Financial Officer	0		0.00%

All Directors and Officers as a Group (6) persons)	675,878		21.01%

Beneficial Owners of More than 5%

Peter W. Janssen	714,286		7.35%

Yochanon Bruk (6)	750,781	(6)	7.73%

AM Law in trust for Core Development Holdings Corp ) (7)	295,282	(7)	3.04%

(1)

Consists of (i) 824,795 shares, (ii) options to purchase 15,385 shares, exercisable until November 2, 2031 at an exercise price of $36.40 per share, (iii) options to purchase 15,385 shares, exercisable until December 29, 2032 at an exercise price of $4.16 per share, and (iv) options to purchase 131,866 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(2)	Mr. De Prado resigned on September 18, 2025. Consists of 344,317 shares.
(3)	Consists of (i) 4,872 shares, (ii) options to purchase 7,693 shares, exercisable until November 2, 2031 at an exercise price of $36.40 per share, (iii) options to purchase 10,770 shares, exercisable until December 29, 2032 at an exercise price of $4.16 per share, and (iv) options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(4)	Consists of (i) 71,428 CUEN common shares, (ii) options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(5)	Consists of (i) 71,428 CUEN common shares, (ii) options to purchase 40,000 shares, exercisable until February 23, 2034 at an exercise price of $0.32 per share.

(6)	Consists of (i) 200,000 shares issued January 8, 2026, (ii) 207,924 shares that were transferred from Dinar Zuz LLC on December 3, 2025 (iii) 142,857 shares issued November 19, 2025. Of this total, 342,857 shares are restricted.

(7)	295,282 Shares to be returned to Cuentas Treasury as transaction was rescinded.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as set forth below, since January 1, 2025, there have been no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

On September 18, 2025, while serving as an executive officer, the Company entered into a Confidential Separation Agreement with Michael De Prado, paid $110,000 in cash, issued two secured promissory notes in the principal amounts of $473,000 and $200,000, respectively, and granted a 16-month license to use Fintech (non-MVNO) assets, with such assets held in escrow by AM Law. Each note is secured by a first-priority security interest in the Company’s Fintech assets pursuant to separate security agreements. The agreements were consummated on October 21, 2025 upon escrow release. The $473,000 note is voluntarily convertible at $0.42 per share and provides piggyback registration rights.

On October 17, 2025, the Company issued an unsecured convertible promissory note to Mr. Maimon in the principal amount of $586,087.62, which is voluntarily convertible at $0.42 per share and provides piggyback registration rights. The note is voluntarily convertible at $0.42 per share and includes piggyback registration rights. Mr. Maimon converted 50% of this note ($293,043.81) into 697,723 shares on October 17, 2025.

Since January 1, 2025, we made wholesale telecommunication revenues of $0 pursuant to a Bilateral Wholesale Carrier Agreement with Next Communications Inc., a company controlled by Arik Maimon our Chairman of the Board and our CEO. We realized a gross profit of approximately $0 after payment of expenses related to this transaction. We believe that the terms of this transaction were as favorable to us as could have been obtained from an unaffiliated third party.

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

On October 17, 2025, the Company issued unsecured convertible promissory notes to (i) Shalom Arik Maimon (CEO) for $586,087.62 and (ii) AM Law for $308,000, each bearing interest at 2% per annum, convertible at $0.42 per share, and including piggyback registration rights. After issuance, each holder elected to convert 50% of principal at $0.42 per share (Mr. Maimon: $293,043.81 into 697,723 shares; AM Law: $154,000 into 366,666 shares). The Company also issued a $112,900.11 unsecured convertible note to Matthew Schulman on October 17, 2025 on the same terms.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Public Accounting Firm

Yarel + Partners, located in Tel Aviv, Israel, has served as the Company’s independent public accounting firm since 2023.

Audit and Accounting Fees

The following table sets forth the fees billed to our Company for professional services rendered by Yarel + Partners our independent registered public accounting firm, for fiscal years ended December 31, 2025 and 2024.

Services	2025	2024
Audit fees	$50,000	$50,000
Audit related fees	45,000	45,000
Tax fees	-	-
All other fees	-	-
Total fees	$95,000	$95,000

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

Our Board of Directors reviewed our audited financial statements contained in our Annual Report on Form 10-K for the 2024 fiscal year. The Board of Directors also has been advised of the matters required to be discussed pursuant to PCAOB Rule 3526 (Communication with Audit Committees Concerning Independence), which includes, among other items, matters related to the conduct of the audit of our financial statements.

Our Board of Directors considered whether the provision of services other than audit services is compatible with maintaining auditor independence. Based on the review and discussions referred to above, the Board of Directors has determined that the audited financial statements be included in our Annual Report on Form 10-K for our 2025 fiscal year for filing with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

CUENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

CUENTAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

_____________________

________________________________

_____________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF CUENTAS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cuentas, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of loss, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations, has an accumulated deficit, has not generated any revenues from operations during the year ended December 31, 2025, and has limited liquidity resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of Operating Segments in the Absence of Revenue-Generating Activities

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company did not generate revenues during the year ended December 31, 2025 and has limited current operational activity. Notwithstanding the absence of revenue-generating activities, management continues to present multiple operating segments.

Auditing the Company’s determination of its operating segments was challenging and involved significant judgment due to the limited level of observable operating activity and the absence of revenue streams. In addition, the assessment relied, in part, on management’s evaluation of planned activities and contractual arrangements entered into during and subsequent to the reporting period.

How We Addressed the Matter in Our Audit

Our audit procedures related to this matter included, among others:

-	Obtaining an understanding of management’s process for identifying operating segments in accordance with ASC 280.

-	Inquiring of management regarding the nature of current and planned activities.

-	Evaluating available supporting evidence, including review of selected contractual arrangements entered into during and subsequent to the reporting period.

-	Assessing whether the disclosures appropriately reflect the limited level of current operations and the associated uncertainties.

/s/ Yarel + Partners

Certified Public Accountants (Isr.)

Tel-Aviv, Israel

April 22, 2026

We have served as the Company’s auditor since 2023

CUENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(USD in thousands except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	57	15
Accounts receivables – related parties	271	271
Other receivables – related parties	513
Other current assets	-	25
Investment in unconsolidated entities held for sale (Note 3b)	-	800
Total Current Assets	841	1,111

Investment in unconsolidated entity (Note 1 & 3) 271 271	121	-

Total assets	962	1,111

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	1,545	2,122
Other accounts liabilities	1,246	1,107
Liability to an unconsolidated entity (Note 1)	175	-
Warrants liability, net	127	90
Notes and Loans payable	1,817	962
Total Current Liabilities	4,910	4,281

Total Liabilities	4,910	4,281

Stockholders’ Deficit
Common stock, 0.001 par value each: 50,000,000 shares authorized as of December 31, 2025 and 2024; issued and outstanding 4,377,388 and 2,719,668 shares as of December 31, 2025 and 2024, respectively	4	3
Additional paid-in capital	55,836	55,115
Treasury Stock	(33)	(33)
Receipts on account of shares	71	-
Accumulated deficit	(59,826)	(58,255)
Total Stockholders’ Deficit	(3,948)	(3,170)
Total Liabilities and Stockholders’ Deficit	962	1,111

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Year ended
	December 31,
	2025	2024

Revenues from related parties	-	81
Other revenues	-	595
Total revenues	-	676
Cost of revenues from related parties	-	(565)
Other cost of revenues	-	(186)
Total cost of revenues	-	(751)
Gross loss	-	(75)

Operating expenses
Amortization of intangible assets, net	-	(2)
Loss on impairment of intangible assets	-	(17)
Selling, general and administrative expenses	(1,894)	(1,899)
Total operating expenses	(1,894)	(1,918)

Operating loss	(1,894)	(1,993)

Other income (expenses)
Other (expenses) income, net	(350)	507
Interest expenses	(42)	(118)
Income (loss) upon extinguishment of debt and default costs to pay principal and interest, net	602	(419)
Gain on contribution of MVNO rights to an unconsolidated entity	312	-
Loss on impairment of held for sale investment in unconsolidated entities	-	(1,916)
Loss on sale of investment in unconsolidated entity	-	(65)
Gain from change in fair value of derivative warrants liability, net	(8)	695
Total other income (expenses)	514	(1,316)
	(1,380)	(3,309)
Company’s share of equity losses	(191)	-
Net loss	(1,571)	(3,309)

Loss per share (basic and diluted)	(0.53)	(1.22)

Basic and diluted weighted average number of shares of common stock outstanding	2,968,167	2,719,668

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Receipts on account of shares	Accumulated deficit	Total stockholders’ deficit

BALANCE AT DECEMBER 31, 2023	2,719,668	3	54,906	(33)	-	(54,946)	(70)

Share based Compensation	-	-	209	-	-	-	209
Net loss for the year ended December 31, 2024	-	-	-	-	-	(3,309)	(3,309)
BALANCE AT DECEMBER 31, 2024	2,719,669	3	55,115	(33)	-	(58,255)	(3,170)
Share based Compensation	-	-	26	-	-	-	26
Issued shares	1,657,719	1	695	-	-	-	696
Receipts on account of shares	-	-	-	-	71	-	71
Net loss for the year ended December 31, 2025	-	-	-	-	-	(1,571)	(1,571)
BALANCE AT DECEMBER 31, 2025	4,377,388	4	55,836	(33)	71	(59,826)	(3,948)

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

	Year ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(1,571)	(3,309)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	26	209
Company’s share of equity losses	191	-
Loss on sale of investment in unconsolidated entities	-	65
Gain on contribution of MVNO rights to an unconsolidated entity	(312)	-
(Income) loss upon extinguishment of debt	(793)	-
Amortization of discounts and accrued interest on notes and loans	38	100
Loss upon default to pay principal and interest on notes and loans	190	419
Gain from change in fair value of derivative warrants liability	8	(695)
Gain from settlement of liabilities, net	-	(507)
Loss on impairment of an investment in an unconsolidated entity	-	1,916
Loss on impairment of intangible asset	-	17
Loss on impairment of property and equipment	-	13
Amortization of intangible assets	-	2
Changes in Operating Assets and Liabilities:
Changes in related parties accounts	527	1,291
Decrease in accounts receivable – other	-	7
Increase in accounts payable	(404)	625
(Decrease) increase in other accounts liabilities	729	(739)
Decrease in deferred revenue	-	(12)
Net cash used in operating activities	(1,371)	(598)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of an investment in unconsolidated entity	825	92
Net cash provided by investing activities	825	92

CASH FLOWS FROM FINANCE ACTIVITIES:
Proceeds from issuance of common stock and warrants, net of issuance expense	200	-
Short term loans received	560	391
Short term loans repaid	(172)	(75)
Net cash provided by finance activities	588	316

DECREASE IN CASH AND CASH EQUIVALENTS	42	(190)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	15	205

CASH AND CASH EQUIVALENTS AT END OF YEAR	57	15

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(USD in thousands)

Non-cash investing and financing activities:
Sale of investments in an unconsolidated entity	-	25
Issuance of notes to related parties in settlement of payables accounts	1,259	-
Issuance of Shares of common stock upon conversion of notes to related parties	293	-
Issuance of notes to consultants	421	-
Issuance of Shares of common stock upon conversion of notes to consultants	154
Issuance of Shares of common stock in settlement of payables accounts	148

Supplemental disclosure of cash flow information:
Cash paid for taxes	-	-
Cash paid for interest	-	14

The accompanying notes are an integral part of the consolidated financial statements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Cuentas, Inc. (the “Company”) was incorporated under the laws of the State of Florida on September 21, 2005. Its wholly-owned subsidiary is Meimoun and Mammon, LLC (100% owned) (“M&M”) that provides wholesale telecommunications services. The Company also owns 51% of World Mobile LLC, which operates in the Mobile Telecommunications market and 51% of World Mobile Media Group LLC, which operates in the Entertainment Media Distribution market. The Company also owns 50% of CUENTASMAX LLC, which installs WiFi6 shared network (“WSN”) systems in locations in the New York metropolitan tristate area using access points and small cells to provide users with access to the WSN. WSN equipment was installed in several sites and financial viability is being studied. Results from these test sites will determine if future installations will be completed. Additionally, Cuentas is evaluating the synergy between CuentasMAX and World Mobile’s platform for potential integration and further development or enhancement of platforms. The Company is currently focusing its business mainly on Cuentas Mobile, the Company’s Cellular Telecommunications solution as well as World Mobile LLC and World Mobile Media Group LLC to coordinate a multi-dimensional service for telecom, data, streaming and entertainment content.

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

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had 57 in cash and cash equivalents, $4,069 in negative working capital, shareholder’s deficit of $3,948 and an accumulated deficit of $59,826. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities.. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The Company operates in three-business segments: (i) telecommunications (ii) wholesale telecommunication services (iii) digital products.

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

At December 31, 2025 and 2024, potentially dilutive securities consisted of 2,428,035 and 1,523,561 shares, respectively. The effects of the potentially dilutive securities has been excluded from the diluted loss per share as the conversion of these securities would be anti-dilutive due to the net loss incurred in the year ended December 31, 2025.

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

	December 31, 2025	December 31, 2024
Share price (U.S. dollars)	$0.17	$0.11
Exercise price (U.S. dollars)	$0.5 - $4.455	$3.3 - $4.455
Expected volatility	150%	161.28%
Average risk-free interest rate	4.38%	4.38%
Dividend yield	-	-
Average expected term (years)	3.4	4.5
Fair value	$127	$89

T.	Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023 and interim periods within annual periods beginning after December 15, 2024, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to provide enhancements to annual income tax disclosures. The standard will require more detailed information in the rate reconciliation table and for income taxes paid, among other enhancements. The standard is effective for years beginning after December 15, 2024, early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 2– SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805): Identifying the Acquirer in a Business Combination Involving a Variable Interest Entity. This ASU modifies the guidance for identifying the accounting acquirer in transactions involving VIEs. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively to business combinations occurring after the adoption date. The Company consolidates certain entity that is considered VIEs and is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements and related disclosures.

The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements; however, the impact will depend on the nature of future transactions.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments introduce a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing of adoption and the impact of this guidance on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual periods. Early adoption is permitted. The Company does not currently have contracts that include share-based noncash consideration; however, management is evaluating the potential impact of this ASU on future transactions.

In September 2025, the FASB also issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which modifies the recognition threshold for capitalization of internal-use software costs. The ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of this ASU on its internal-use software capitalization policy and does not expect a material impact upon adoption.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 3 – INVESTMENTS IN UNCONSOLIDATED ENTITIES

The following table presents Company’s investments in unconsolidated entities as of December 31, 2025 and 2024:

	Holding	As of December 31,	As of December 31,
	%	2025	2024

Lakewood (a)	6%	-	-
Brooksville development (b)	63%	-	-
Cuentas SDI (c)	19.99%	-	-
World Mobile LLC (see note 1)		121	-
		121	-

(a)	On February 3, 2023, the Company entered into a Membership Interest Purchase Agreement (MIPA) with Core Development Holdings Corporation (“Core”). Core holds approximately 29.3% of 4280 Lakewood Road Manager, LLC (“Lakewood Manager”), which in turn owns 86.45% of the membership interests in 4280 Lakewood Road, LLC (“4280 Project”), an affordable multi-family real estate project located in Lake Worth, Florida. Core agreed to sell to the Company 6% of its interest in the Lakewood Manager to the Company in exchange for 295,282 shares of the Company’s common stock, representing 19.99% of the then outstanding shares of the Company’s common stock. The Company closed this transaction on or about March 9, 2023.

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

On May 23, 2025 the Company and OLB signed a settlement agreement according to which to cover all outstanding balance, OLB will pay the Company upon signing the agreement $25 and additional $25 as credited.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 4 – SHORT TERM CREDIT

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

NOTE 4 – SHORT TERM CREDIT (continued)

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

On May 22, 2025, the Company settled outstanding obligations with EAdvance Services LLC for $60, with cancellation of all prior UCC filings, liens, encumbrances, or personal guarantees relating to the claim. Mutual releases were also executed by both parties. The Company recorded $185 default interest expenses for the period from January 1, 2025 through May 22, 2025, and income of $491 upon the extinguishment of debt.

C.	On September 22, 2025 and October 1, 2025, Cuentas, Inc. (the “Company”) entered into two Convertible Note Purchase Agreements with World Mobile Group Ltd. (the “Investor”) for aggregate principal of $385 (the “WM Notes”). The first agreement provided for $260 of notes (Sept. 22, 2025) and the second provided for $125 of notes (Oct. 1, 2025). The WM Notes are convertible into shares of the Company’s common stock pursuant to their terms. Closings occurred on the agreement dates. As conditions to closing, the Company agreed to deliver an irrevocable transfer-agent instruction letter and to provide a customary reserve of shares for conversions.

The September 22 agreement also provides the Investor the right to designate one director to the Company’s board so long as the Investor and its affiliates beneficially own at least 5% of the Company, and it grants certain protective approval rights tied to covenants and event-of-default actions under the notes.

As of December 31, 2025, the balance (including interest) is $392 thousand.

On February 23, 2026, World Mobile Group Ltd. exercised its conversion rights regarding the $260 convertible promissory note which was converted in its entirety in exchange for 1,277,018 common shares, equal to approx. 18.5% of Cuentas equity.

D.	On October 17, 2025, the Company issued a convertible promissory note to Matthew Schulman, the Company’s VP of Compliance, in the principal amount of $113 (the “Schulman Note”). The Schulman Note bears interest at a rate of 2.0% per annum. All outstanding principal and accrued interest are due and payable upon the earlier of (i) the consummation of an equity financing transaction of at least $2,000 (a “Qualified Financing”) or (ii) October 17, 2026.

The Schulman Note grants the holder a right to convert the principal balance into shares of the Company’s common stock at a conversion price of $0.42 per share. Additionally, the Company maintains a right to mandate conversion of the note and accrued interest at the same price of $0.42 per share upon the occurrence of a Qualified Financing or at the maturity date. As of December 31, 2025, the full principal amount remains outstanding.

E.	On October 17, 2025, the Company issued a convertible promissory note to AM LAW LLC in the principal amount of $308. The note bears interest at a rate of 2.0% per annum. All outstanding principal and accrued interest are due and payable upon the earlier of (i) the consummation of an equity financing transaction of at least $2,000 (a “Qualified Financing”) or (ii) October 17, 2026.

The AM LAW LLC Note grants the holder a right to convert the principal balance into shares of the Company’s common stock at a conversion price of $0.42 per share. Additionally, the Company maintains a right to mandate conversion of the note and accrued interest at the same price of $0.42 per share upon the occurrence of a Qualified Financing or at the maturity date.

On October 23, 2025, the holder converted $154 of the principal amount into 366,666 shares of common stock at a conversion price of $0.42 per share. As of December 31, 2025, the remaining principal balance of $154 remains outstanding.

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 4 – SHORT TERM CREDIT (continued)

F.

On October 17, 2025, the Company issued a convertible promissory note to Shalom Arik Maimon, in the principal amount of $586. The note bears interest at a rate of 2.0% per annum. All outstanding principal and accrued interest are due and payable upon the earlier of (i) the consummation of an equity financing transaction of at least $2,000 (a “Qualified Financing”) or (ii) October 17, 2026.

The Shalom Arik Maimonin Note grants the holder a right to convert the principal balance into shares of the Company’s common stock at a conversion price of $0.42 per share. Additionally, the Company maintains a right to mandate conversion of the note and accrued interest at the same price of $0.42 per share upon the occurrence of a Qualified Financing or at the maturity date.

On October 23, 2025, the holder converted $293 of the principal amount into 697,723 shares of common stock at a conversion price of $0.42 per share.

As of December 31, 2025, the remaining principal balance of approximately $293 thousand remains outstanding.

G.

On September 18, 2025, the Company and Michael De Prado executed a Confidential Separation Agreement and related financing documents. The Company agreed to pay $110 in cash and issued two secured promissory notes: (i) a $473 note bearing interest at 2.0% per annum, maturing upon the earlier of a qualified financing of at least $2,000 or one year from issuance (18% default interest), with the holder’s right to convert up to 50% into common stock at $0.42 per share; and (ii) a $200 note maturing one year from issuance, with the holder’s option at maturity to require either full cash payment or transfer, via certificate of sale, of all non-telecom/MVNO assets comprising the Company’s Fintech division (no cash interest unless in default; 8% default interest). Each note is secured by a first-priority security interest in the Company’s Fintech (non-MVNO) assets under separate security agreements. These agreements were fully consummated on October 21, 2025 upon release of escrowed deliverables by the escrow agent.

As of December 31, 2025, the entire principal amount remains outstanding.

On September 18, 2025, the Company entered into a 16-month license with Mr. De Prado granting use and access to the Fintech assets; MVNO assets are excluded. The Fintech assets are held in escrow by AM Law pending the holder’s exercise of the Note Two option.

NOTE 5 – OTHER ACCOUNT LIABILITIES

	December 31,
	2025	2024

Accrued expenses and other liabilities	974	786
Accrued salaries and directors’ fee	272	321
	1,246	1,107

NOTE 6 – WARRANTS LIABILITY, NET

	December 31,
	2025	2024

Outstanding at January 1	90	785
Issued to investor	29	-
Changes in fair value	8	(695)
Outstanding at December 31	127	90

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 7 – RELATED PARTY TRANSACTIONS

A.	Transactions and balances with related parties

	Year ended December 31
	2025	2024

Cost of sales:
Cost of sales from Next Communications INC (a company controlled by Arik Maimon, Company’s Chairman of the Board and CEO) (a)	$-	$565
Total sales to related parties	$-	$565

B.	Balances with related parties and officers:

	As of December 31,	As of December 31,
	2025	2024

Current assets –

Accounts receivables -

Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	$271	$271

Other accounts receivables -
Arik Maimon Company’s Chairman of the Board and CEO	271	-
Michael De Prado former Company’s CEO	242	-
	$513	$-

Current Liabilities – Notes and Loans payable
Arik Maimon Company’s Chairman of the Board and CEO (b)	294	-
Michael De Prado former Company’s CEO (c)	675	-
	$969	$-

(a)	On June 26, 2009 the Company and Next Communications INC (“Next”) entered into Bilateral Wholesale Carrier Agreement according to which the Company and Next will provide and purchase from time to time telecommunications transport services from each other and to other carriers at price determined in the agreement and as may mutually change from time to time. The Agreement shall continue on a month-to-month basis unless either Party notifies the other in writing not less than 30 days prior of its intent to terminate this Agreement.

(b)	See note 4.F.

(c)	See note 4.G.

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

The following table presents the Company’s stock option activity for employees and directors of the Company for the year ended December 31, 2025 and 2024:

	Number of Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	84,999	36.97
Granted	270,920	$0.32
Exercised	-	-
Forfeited	(9,231)	$41.65
Outstanding at January 1, 2025	346,688	$8.21
Granted	-	-
Exercised	-	-
Forfeited	(33,461)	36.4
Outstanding at December 31, 2025	313,227	$5.19
Number of options exercisable at December 31, 2025	313,227	$5.19

The stock options outstanding as of December 31, 2025 have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable

36.4	42,308	5.91	42,308
0.32	270,920	8.15	270,920
	313,227		313,228

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 8 – STOCK OPTIONS (continued)

The aggregate intrinsic value of the awards outstanding as of December 31, 2025 and 2024 is $0.

Expenses incurred in respect of stock options for employees and directors, for the year ended December 31, 2025 and 2024 were $0 and $209, respectively. The Company did not recognize an income tax benefit related to stock-based compensation as it’s not recognized for tax purposes and a full valuation allowance was recorded as it relates to the deferred tax asset of the Company.

As of December 31, 2025, there are 188,461 options available for future grants under the 2021 Plan and 249,080 options available for future grants under the 2023 Share Incentive Plan.

NOTE 9 – STOCKHOLDERS’ EQUITY

A.	In November 2025, the Company entered into a Subscription Agreement with an accredited investor for the issuance and sale of 238,095 shares of the Company’s common stock at a purchase price of $0.42 per share. The Company received gross proceeds of $100 on November 19, 2025. These shares were issued.

B.	On December 30, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor for the purchase of units consisting of the Company’s common stock and warrants for a total consideration of $100. As of December 31, 2025, the Company had received the full cash consideration of $100. The shares and warrants associated with this investment were issued and delivered in January 2026.

C.	On October 30, 2025, the Company issued 697,723 shares to Mr. Arik Maimon see note 4.F. On the same day, the Company issued 366,666 shares to AM Law LLC., see note 4.E.

D.

On November 19, 2025, the Company issued 355,236 shares of common stock to to certain directors, officers, and other eligible parties in exchange for the settlement of outstanding liabilities owed by the Company to such parties.

On November 19, 2025, the Company’s Board of Directors approved the conversion of outstanding debt and accrued liabilities owed to certain directors and officers of the Company into shares of common stock. A total of approximately $149 in debt was converted at a conversion price of $0.42 per share, resulting in the issuance of 355,236 shares of the Company’s common stock.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On September 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated.

On February 24, 2026, Cuentas, Inc. (the “Company”) entered into a Confidential Conditional Satisfaction Agreement (the “Satisfaction Agreement”) with Spectrum Intelligence Communications Agency, LLC (“Spectrum”) relating to a judgment entered against the Company in the matter styled Spectrum Intelligence Communications Agency, LLC v. Limecom, Inc., Case No. 2018-027150-CA-01, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. Pursuant to the Satisfaction Agreement, Spectrum agreed to accept $650 as full satisfaction of the judgment, consisting of (i) $350 in cash and (ii) an equity component valued at $300. In connection with the equity component, the Company agreed to issue 600,000 shares of its common stock to Spectrum (or its designee), subject to the terms and conditions set forth in the Satisfaction Agreement. The Satisfaction Agreement also provides that the Company will file a registration statement covering the resale of such shares. The foregoing description of the Satisfaction Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Satisfaction Agreement, which was filed on March 5, 2026 as an exhibit to a Form 8-K. The $650 liability is recorded in the Company’s financial statements as of December 31, 2025.

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

A.	Revenue by product:

	Year ended December 31,
	2025	2024

Telecommunications	-	26
Wholesale telecommunication services	-	569
Digital products	-	81
	-	$676

B.	Gross loss by product:

	Year ended December 31,
	2024

Telecommunications	-	(44)
Wholesale telecommunication services	-	4
Digital products	-	(35)
	-	(75)

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 11 – SEGMENTS OF OPERATIONS (continued)

C.	Long lived assets by product:

Year ended December 31,
	2025	2024

Telecommunications	-	-
Wholesale telecommunication services	-	-
Digital products	-	-
	-	-

For the year ended December 31, 2025 and December 31, 2024, the Company’s sales to Next Communications INC were approximately 0% and 84% and to Cuentas SDI LLC approximately 0% and 12% of the Company’s total revenue, respectively. All of the Company’s sales were generated in the U.S in 2025 and 2024.

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

We recognized income tax benefits of $0 during the years ended December 31, 2025 and December 31, 2024. When it is more likely than not that a tax asset will not be realized through future income, the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2025 or December 31, 2024 applicable under FASB ASC Topic 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. All tax returns for the Company remain open.

A.	The following is reconciliation between the theoretical tax on pre-tax income, at the tax rate applicable to the Company and the tax expense reported in the financial statements:

	Year ended December 31
	2025	2024
	US Dollars

Pretax loss	(1,571)	(3,309)
Federal and State statutory rate	26.5%	26.5%
Income tax computed at the ordinary tax rate	416	877
Stock-based compensation	(7)	(55)
Other permanent differences		(342)
Losses and timing differences in respect of which no deferred taxes were generated	(409)	(480)
	-	-

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 12 – INCOME TAX (continued)

B.	Deferred taxes result primarily from temporary differences in the recognition of certain revenue and expense items for financial and income tax reporting purposes. Significant components of the Company’s future tax assets are as follows:

	Year ended December 31
	2025	2024
	US Dollars
Composition of deferred tax assets:
Non capital loss carry forwards	11,194	10,785
Valuation allowance	(11,194)	(10,785)
	-	-

C.	A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Management has determined, based on its recurring net losses, lack of a commercially viable product and limitations under current tax rules, that a full valuation allowance is appropriate.

US Dollars

Valuation allowance, December 31, 2024	(10,785)
Increase	(409)
Valuation allowance, December 31, 2025	(11,194)

The net federal operating loss carry forward will begin expire in 2039. This carry forward may be limited upon the consummation of a business combination under IRC Section 382.

NOTE 13 – LOSS PER SHARE

Basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding during the year. The weighted average number of shares of common stock used in computing basic and diluted loss per share for the years ended December 31, 2025 and 2024, are as follows:

	Year ended December 31
	2025	2024
	Number of shares

Weighted average number of shares of common stock outstanding attributable to shareholders	2,968,167	2,719,668
Total number of shares of common stock related to outstanding options and warrants, excluded from the calculations of diluted loss per share	2,428,035	1,650,525

CUENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(USD in thousands)

NOTE 14 – SUBSEQUENT EVENTS

On January 29, 2026, the Company entered into an Amended and Restated Warrant Agency Agreement (the “A/R Warrant Agency Agreement”) to that certain Warrant Agency Agreement, dated as of February 1, 2021 between the Company and Olde Monmouth Stock Transfer Co., Inc., as Warrant Agent (the “Original Warrant Agreement”), pursuant to which the expiration date of the Company’s outstanding publicly traded warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), was extended from February 4, 2026 to June 30, 2026 (the “Extended Expiration Date”). At and after the Extended Expiration Date, the Warrants may no longer be exercised. The A/R Warrant Agreement also allows the Board of Directors of the Company in its discretion to voluntarily reduce the exercise price of the Warrants and proportionately increase the number of shares of Common Stock purchasable upon exercise of the Warrants at the reduced exercise price. Other than as set forth above, the terms of the Warrants set forth in the A/R Warrant Agreement remain unmodified and in full force and effect.

The Warrants were issued as part of an underwritten offering of the Company’s units in February 2021. Each unit consisted of one share of Common Stock and one Warrant. The exercise price of the Warrants was initially $4.30 per share, but increased to $55.90 as a result of a one for thirteen reverse stock split completed on March 24, 2023. The Company has applied to have the Common Stock and Warrants listed on OTCQB. The Company has restructured its business and entered into certain transactions as part of a joint venture with World Mobile, LLC and World Mobile Media Group, LLC.

On January 7, 2026, Cuentas, Inc. (the “Company”) entered into a Limited Liability Company Agreement (“LLC Agreement”) with Tummo Road LLC (“Tummo”) as members of World Mobile Media Group LLC (the “JV” or the “Company LLC”), a Delaware limited liability company (World Mobile Media Group LLC) which the parties intend to form by filing a certificate of formation by January 21, 2026. The JV is intended to operate an internet-delivered “over-the-top” media and digital content platform and will operate publicly as “World Mobile Media” or “WMM,” including a continuous programming channel known as “WMM 24/7.”

The Company will hold a 51% membership interest and Tummo will hold a 49% membership interest.

Under the LLC Agreement, the Company will designate one (1) individual and Tummo will designate one (1) individual to serve as the two “Managing Members,” who will jointly manage the JV’s day-to-day operations. ￼ Certain major actions require prior written consent of members holding at least 66 2/3% of the membership interests, including specified mergers, acquisitions, dissolutions, or certain dispositions/licenses of company assets (as described in the agreement) and changes to allocations/distributions or tax treatment.

Net income and loss are allocated 51% to the Company and 49% to Tummo, and the agreement states that the determination of net income and loss for each quarterly fiscal period (and related financial statements) will be subject to review and approval by the Company’s Board of Directors prior to final allocation. The JV is also required to provide members unaudited quarterly financial statements within 30 days of quarter-end and audited annual financial statements within 90 days of year-end, and to maintain records accessible electronically to members.

The agreement includes restrictions on transfers of membership interests (generally requiring the other member’s prior written consent), and provides for dispute resolution through mediation followed by binding, expedited arbitration administered by the American Arbitration Association in Dover, Delaware.

The agreement also states that Tummo “shall assist to coordinate a Securities Purchase Agreement for a total $400 in cash, payable to Cuentas, of which $150 will be made available to World Mobile Media Group LLC.”

On February 26, 2026, the Company entered into a Securities Purchase Agreement with P.W. Janssen (“Janssen”), coordinate with the assistance of Tummo, pursuant to which the Company issued and sold to Janssen 714,286 share of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 714,286 additional shares of common stock (the “Warrant”) , for aggregate gross proceeds of $300 ($0.42 per unit). The exercise price of the Warrant is $0.42 per share, subject to anti-dilution adjustments. The Company granted Janssen piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

Hallo 015 Agreement

Related to the agreement signed on November 12, 2025, between Company, through its subsidiary World Mobile LLC, and International Communications 015 Ltd (dba “Hallo 015”), an Israeli telecommunications distributor initial services were provided starting April 2026.

Bonuses approved to Arik and Micheal in 2026

During April 2026, the Compensation Committee of Cuentas, Inc. approved certain compensation-related payments to senior executive officers pursuant to employment agreements and committee resolutions.

The approved compensation includes annual incentives, retention bonuses, deferred work bonuses, and reimbursement of employee benefits. The total bonus approved for each of the executives, Mr. Shalom Arik Maimon and Mr. Michael De Prado, amounts to approximately $170 thousand.

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
Date: April 23, 2026
	By:	/s/ Shalom Arik Maimon
Shalom Arik Maimon,
Chief Executive Officer and Chairman of the Board of Directors
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shalom Arik Maimon	Chief Executive Office and	April 23, 2026
Shalom Arik Maimon	Chairman of the Board of Directors

/s/ Ofek Haim Suchard	Interim CFO	April 23, 2026
Ofek Haim Suchard

	Director	April 23, 2026
Adiv Baruch

/s/ Lexi Terrero	Director	April 23, 2026
Lexi Terrero

/s/ Haim Yeffet	Director	April 23, 2026
Haim Yeffet