Form 10-Q
period 2026-03-31
Cuentas Inc.
filed 2026-06-08
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2026, the issuer had 7,952,797 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF MARCH 31, 2026

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$72	57
Accounts Receivables – related parties	271	271
Other receivables – related parties	472	513
Other receivables	17	-
Total Current Assets	832	841
Investment in unconsolidated entity	52	121
Total assets	$884	962

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	1,398	1,545
Other accounts liabilities	1,173	1,246
Liability to an unconsolidated entity	80	175
Warrants liability, net	194	127
Notes and Loan payable	1,466	1,817
Total Current Liabilities	4,311	4,910

Total Liabilities	4,311	4,910

Stockholders’ Deficit
Common stock, 0.001 par value each: 27,692,308 shares authorized as of March 31, 2026 and December 31, 2025, respectively; issued and outstanding 7,942,407shares as of March 31, 2026 and 4,377,388 as of December 31, 2025.	8	4
Additional paid-in capital	56,921	55,836
Treasury Stock	(33)	(33)
Receipts on account of shares	-	71
Accumulated deficit	(60,323)	(59,826)
Total Stockholders’ Deficit	(3,427)	(3,948)
Total Liabilities and Stockholders’ Deficit	$884	962

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Three months ended
	March 31
	2026	2025

Operating expenses
Selling, General and administrative expenses	(333)	(283)
Total Operating expenses	(333)	(283)

Operating loss	(333)	(283)

Other expenses
Interest (expenses) income, net	(28)	(116)
Gain (loss) from Change in fair value of derivative warrants liability, net	(67)	-

Total other expenses	(95)	(116)
Company’s share of equity losses	(69)	-
Net loss	$(497)	$(399)

Loss per share (basic and diluted)	(0.09)	(0.15)

Basic and diluted weighted average number of shares of common stock outstanding	5,534,501	2,919,668

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Receipts on account of shares	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2025	4,377,388	4	55,836	(33)	71	(59,826)	(3,948)

Issuance of shares	1,799,906	2	669	-	(71)	-	600
Conversion notes	1,515,113	2	373	-	-	-	375
Share based Compensation	250,000	-	43	-	-	-	43
Net loss for the period	-	-	-	-	-	(497)	(497)
BALANCE AT MARCH 31, 2026	7,642,407	8	56,921	(33)	-	(60,323)	(3,427)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2024	2,719,668	3	55,115	(33)	(58,255)	(3,170)

Share based Compensation	-	-	18	-	-	18
Net loss for the period	-	-	-	-	(399)	(399)
BALANCE AT MARCH 31, 2025	2,719,668	3	55,133	(33)	(58,654)	(3,551)

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(497)	(399)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	43	18
Amortization of discounts and accrued interest on loans	22	116
Gain from change in fair value of derivative warrants liability	67
Company’s share of equity losses	69	-
Changes in Operating Assets and Liabilities:
Decrease in other current assets	(17)	157
Changes in related parties, net	41	36
(Decrease) increase in accounts payable	(147)	57
Increase (decrease) in other accounts liabilities	229	-

Net cash used in operating activities	(190)	(15)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in unconsolidated entities	-	-

Net cash provided by (used in) investing activities	-

CASH FLOWS FROM FINANCE ACTIVITIES:
Issued shares	300	-
Repayment of loan from a related party	(95)	-
Net cash provided by finance activities	205	-

DECREASE IN CASH AND CASH EQUIVALENTS	15	(15)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57	15

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Issuance of Shares of common stock upon conversion of notes	373	-
Issuance of Shares of common stock in settlement of other liabilities	300	-
Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

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

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had $72 in cash and cash equivalents, $3,479 in negative working capital, shareholder’s deficit of $3,427 and an accumulated deficit of $60,323. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities.. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the for three-months ended March 31, 2026. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2026. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the U.S. Securities and Exchange Commission (“SEC”). The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 23, 2026 (the “2025 Form 10-K”). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the 2025 Form 10-K.

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

Recently Adopted Accounting Standards

During the three months ended March 31, 2026, the Company was not required to adopt any recently issued accounting standards.

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER

Convertible notes

On February 23, 2026, World Mobile Group Ltd. exercised its conversion rights regarding the $260 convertible promissory note which was converted in its entirety in exchange for 1,277,018 common shares, equal to approx. 18.5% of Cuentas equity.

On March 9, 2026, Matthew Shulman exercised its conversion rights regarding the $100 convertible promissory note which was converted in its entirety in exchange for 238,095 common shares.

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER (continued)

Fintech license.

Also on September 18, 2025, the Company entered into a 16-month license with Mr. De Prado granting use and access to the Fintech assets (as detailed in Schedule A) with those assets to be held in escrow by AM Law until the Note Two option is exercised. MVNO assets are expressly excluded. The various agreements with Mr. Michael De Prado were signed on September 18, 2025 but were not fully consummated until October 21, 2025. The Fintech assets were delivered electronically to Mr. De Prado on Jan. 19, 2026.

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

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the three months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	313,227	$5.19
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at March 31, 2026	313,227	$5.19
Number of options exercisable at March 31, 2026	313,227	$5.19

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continued)

The aggregate intrinsic value of the awards outstanding as of March 31, 2026 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.25 as of March 31, 2026, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of March 31, 2026 have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
36.4	42,307	5.66	75,767
0.32	270,920	7.90	270,920
	313,227		323,227

NOTE 5 – RELATED PARTIES

Balances with related parties and officers:

	As of March 31,	As of December 31,
	2026	2025
Next Communications INC (a company controlled by Arik Maimon Company’s Chairman of the Board and CEO)	271	271

Other accounts receivables

Arik Maimon Company’s Chairman of the Board and CEO	230	271
Michael De Prado former Company’s CEO	242	242
	472	513
Other accounts receivables

Notes payable
Arik Maimon Company’s Chairman of the Board and CEO	294	294
Michael De Prado former Company’s CEO	675	675
	969	969

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis, particularly with respect to our plans and strategy for our business and related financing, includes forward-looking statements within the meanings of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding expectations, beliefs, intentions or strategies for the future. When used in this report, the terms “anticipate,” “believe,” “estimate,” “expect,” “can,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and words or phrases of similar import, as they relate to our company or our management, are intended to identify forward-looking statements. We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance, and we undertake no obligation to update or revise, nor do we have a policy of updating or revising, any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events, except as may be required under applicable law. Forward-looking statements are subject to many risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements as a result of several factors including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in subsequent reports filed pursuant to Section 13(a) of the Exchange Act.

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

On September 18, 2025, the Company entered into a 16-month license with Mr. De Prado granting use and access to the Fintech assets (as detailed in Schedule A); MVNO assets are excluded. The Fintech assets were delivered electronically to Mr. De Prado on Jan. 19, 2026.

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

RESULTS OF OPERATIONS

Comparison of the nine months ended March 31, 2026 to the nine months ended March 31, 2025

Operating Expenses

Operating expenses consist of selling, general and administrative Expenses totaled $333,000 during the three months ended March 31, 2026, compared to $283,000 during the three months ended March 31, 2025 representing a net increase of $50,000.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Three Months Ended
	March 31
	2026	2025
	Dollars in thousands
Officers compensation	$145	$186
Directors fees	42	42
Share-based compensation	43	18
Professional services	20	-
Legal fees	83	-
Office expenses and other	-	37
Total	$333	$283

Other Income (Expenses)

Other expenses totaled $95,000 during the three months ended March 31, 2026. Other expenses are comprised of loss from change in fair value of derivative warrants liability and interest

Other expenses totaled $116,000 during the three months ended March 31, 2025. Other expenses are comprised of interest

Net Loss

We incurred a net loss of $467,000 for the three-month period ended March 31, 2026, as compared to a net loss of $399,000 for the three-month period ended March 31, 2025 .

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

As of March 31, 2026, the Company had total current assets of $832,000 including $72 of cash, accounts receivables of $271,000, other current assets– related parties of $472,000 and total current liabilities of $4,311,000 creating a working capital deficit of $3,479,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of March 31, 2026, the Company had approximately $72 in cash and cash equivalents, approximately $3,479,000 in negative working capital and an accumulated deficit of approximately $60,323,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2026.

Cash Flows – Operating Activities

The Company’s operating activities for the three months ended March 31, 2026, resulted in net cash used of $190,000. Net cash used in operating activities consisted of a net loss of $497,000, partially offset by non-cash expenses mainly consisting of share-based compensation of $43,000 and changes in operating assets and liabilities utilized cash of $136,000.

The Company’s operating activities for the three months ended March 31, 2025, resulted in net cash used of $15,000. Net cash used in operating activities consisted of a net loss of $399,000, partially offset by non-cash expenses consisting of share-based compensation of $18,000 and accrued interest on loans of $116,000. Changes in operating assets and liabilities utilized cash of $250,000.

Cash Flows – Financing Activities

The Company’s financing activities for the three months ended March 31, 2026, resulted in net cash received of $205,000, mainly consisting of $300,000 received from issued shares and $95,000 repayment of loans.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2026, describes the significant accounting policies and methods used in the preparation of our financial statements.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of March 31, 2026, are not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be an avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement . As of March 31, 2026, the company accrued $300,000 due to this matter.

ITEM 1A. RISK FACTORS

Reference is made to the risks and uncertainties disclosed in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2025 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Report and other information publicly disclosed or contained in reports and other documents we file with the Securities and Exchange Commission before purchasing our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as previously reported in the Company’s reports filed pursuant to Section 13(a) of the Exchange Act, there were no sales of unregistered securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR DEBT

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

Form	Exhibit Number	Description	Filing Date
8-K	16.1	Limited Liability Company Agreement – World Mobile LLC	2025-05-28
8-K	16.2	Contribution Agreement – Cuentas, World Mobile	2025-05-28
8-K	16.3	Subscription Agreement – World Mobile Group, World Mobile	2025-05-28
8-K	16.4	Side Letter One – Cuentas, World Mobile Group, World Mobile	2025-05-28
8-K	16.5	Side Letter Two – Cuentas, World Mobile Group, World Mobile	2025-05-28
8-K	16.6	Membership Interest Purchase Agreement – Cuentas, Brooksville FL Partners	2025-05-28
8-K	16.7
8-K	16.8
8-K	16.9
8-K	16.10
8-K	17.1	Cuentas–World Mobile Convertible Note Purchase Agreement One	2025-10-24
8-K	17.2	Cuentas–World Mobile Convertible Note Purchase Agreement Two	2025-10-24
8-K	17.3	Cuentas – Michael De Prado Separation Agreement	2025-10-24
8-K	17.4	Cuentas – Michael De Prado Secured Promissory Note One	2025-10-24
8-K	17.5	Cuentas – Michael De Prado Security Agreement Note One	2025-10-24
8-K	17.6	Cuentas – Michael De Prado Secured Promissory Note Two	2025-10-24
8-K	17.7	Cuentas – Michael De Prado Security Agreement Note Two	2025-10-24
8-K	17.8	Cuentas – Michael De Prado Licensing Agreement	2025-10-24
8-K	17.9	Cuentas – Michael De Prado Allonge to Secured Promissory Note	2025-10-24
8-K	17.10	Cuentas – Promissory Notes to AM Law	2025-10-24
8-K	17.11	Cuentas – Promissory Notes to Shalom Arik Maimon	2025-10-24
8-K	17.12	Cuentas – Promissory Notes to Matt Schulman	2025-10-24
8-K	17.13	Cuentas – Notice of Conversion – Arik Maimon	2025-10-24
8-K	17.14	Cuentas – Notice of Conversion – AM Law	2025-10-24

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cuentas, Inc.
(Registrant)

Date: June 8, 2026	By:	/s/ Shalom Arik Maimon
Chief Executive Officer

By:	/s/ Ofek Haim Suchard
Interim Chief Financial Officer