Form 10-Q
period 2026-06-30
Cuentas Inc.
filed 2026-09-03
CIK 1424657

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 4, 2026, the issuer had 7,952,797 shares of its common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUENTAS, INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

AS OF JUNE 30, 2026

IN U.S. DOLLARS

i

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(USD in thousands except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current Assets
Cash and cash equivalents	$1	$57
Accounts Receivables – related parties	271	271
Other receivables – related parties	-	513
Other receivables	-	-
Total Current Assets	272	841
Investment in unconsolidated entity	-	121
Total assets	$272	$962

Liabilities and Stockholders’ Deficit
Current Liabilities
Trade payable	1,435	1,545
Other accounts liabilities	1,388	1,246
Liabilities to an unconsolidated entity	60	175
Warrants liability, net	212	127
Notes and Loan payable	1,476	1,817
Total Current Liabilities	4,571	4,910

Long Term Liabilities
Investment in unconsolidated entity	12	-
Total Liabilities	4,583	4,910

Stockholders’ Deficit
Common stock, 0.001 par value each: 27,692,308 shares authorized as of June 30, 2026 and December 31, 2025, respectively; issued and outstanding 7,942,407 shares as of June 30, 2026 and 4,377,388 as of December 31, 2025.	8	4
Additional paid-in capital	56,925	55,836
Treasury Stock	(33)	(33)
Receipts on account of shares	-	71
Accumulated deficit	(61,211)	(59,826)
Total Stockholders’ Deficit	(4,311)	(3,948)
Total Liabilities and Stockholders’ Deficit	$272	$962

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(USD in thousands except share and per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses
Selling, General and administrative expenses	(1,136)	(603)	(803)	(320)
Total Operating expenses	(1,136)	(603)	(803)	(320)

Operating loss	(1,136)	(603)	(803)	(320)

Other income (expenses)
Interest (expenses) income, net	(31)	(20)	(3)	(6)
Income (loss) upon extinguishment of debt and default costs to pay principal and interest, net	-	602	-	704
Gain (loss) from Change in fair value of derivative warrants liability, net	(85)	-	(18)	-
Total other income (expenses)	(116)	582	(21)	698
Company’s share of equity losses	(133)	-	(64)	-

Net income (loss)	$(1,385)	$(21)	$(888)	$378

Income (loss) per share (basic and diluted)	(0.21)	(0.01)	(0.11)	0.14

Basic and diluted weighted average number of shares of common stock outstanding	6,745,106	2,719,668	7,942,407	2,719,668

The accompanying notes are an integral part of the condensed consolidated interim financial statements.

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(USD in thousands, except share and per share data)

	Number of Shares (**)	Amount	Additional paid-in capital	Treasury stock	Receipts on account of shares	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2025	4,377,388	4	55,836	(33)	71	(59,826)	(3,948)

Issuance of shares	1,799,906	2	669	-	(71)	-	600
Conversion notes	1,515,113	2	373	-	-	-	375
Share based Compensation	250,000	-	43	-	-	-	43
Net loss for the period	-	-	-	-	-	(497)	(497)
BALANCE AT MARCH 31, 2026	7,942,407	8	56,921	(33)	-	(60,323)	(3,427)
Share based Compensation	-	-	4	-	-	-	4
Net loss for the period	-	-	-	-	-	(888)	(888)
BALANCE AT JUNE 30, 2026	7,942,407	8	56,925	(33)	-	(61,211)	(4,311)

	Number of Shares	Amount	Additional paid-in capital	Treasury stock	Accumulated deficit	Total stockholders’ deficit
BALANCE AT DECEMBER 31, 2024	2,719,668	3	55,115	(33)	(58,255)	(3,170)

Share based Compensation	-	-	18	-	-	18
Net loss for the period	-	-	-	-	(399)	(399)
BALANCE AT MARCH 31, 2025	2,719,668	3	55,133	(33)	(58,654)	(3,551)
Share based Compensation	-	-	19	-	-	19
Comprehensive income for the period	-	-	-	-	378	378
BALANCE AT JUNE 30, 2025	2,719,668	3	55,152	(33)	(58,276)	(3,154)

CUENTAS, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(USD in thousands)

	Six months ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,385)	(21)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock based compensation and shares issued for services	47	37
Amortization of discounts and accrued interest on loans	31	20
Gain from change in fair value of derivative warrants liability	85	-
Company’s share of equity losses	133	-
Income upon extinguishment of debt and default costs to pay principal and interest, net	-	(602)
Changes in Operating Assets and Liabilities:
Decrease in other current assets	-	(8)
Changes in related parties, net	636	545
(Decrease) increase in accounts payable	(175)	(930)
Increase (decrease) in other accounts liabilities	352	(7)

Net cash used in operating activities	(276)	(966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments in unconsolidated entities	-	825

Net cash provided by (used in) investing activities	-	825

CASH FLOWS FROM FINANCE ACTIVITIES:
Issued shares	300	-
Short term loans received	35	300
Repayment of loan from a related party	(115)	(173)
Net cash provided by finance activities	220	127

DECREASE IN CASH AND CASH EQUIVALENTS	(56)	(14)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57	15

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1	1

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Issuance of Shares of common stock upon conversion of notes	373	-
Issuance of Shares of common stock in settlement of other liabilities	300	-
Cash paid during the period for interest	-	-
Cash paid during the period for taxes	-	-

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

There was no financial nor operational activity for CUENTASMAX during 2026.

On September 3, 2024, the Company signed a Non-Binding Letter of Intent (LOI) with World Mobile Group Ltd (“World Mobile”), a UK limited company to leverage the World Mobile sharing economy to expand network coverage and provide affordable connectivity, while also offering Cuentas’ digital products to customers.

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

On April 21, 2025, the Company and World Mobile entered into a Contribution Agreement to form World Mobile LLC, a Delaware limited liability company (the “JV Company”), as a joint venture to operate a mobile virtual network operator (“MVNO”) business. The Company holds a 51% membership interest and World Mobile holds a 49% membership interest in the JV Company, with World Mobile’s appointee serving as the sole managing member. Profits, losses, and cash distributions of the JV Company are generally allocated 85% to World Mobile Group and 15% to the Company, except that for certain “Cuentas-related Brands,” such allocations are 85% to Cuentas and 15% to World Mobile Group. The Company contributed rights, title, and interest in its MVNO business (including the PLUM contract) to the JV Company, while World Mobile contributed $300 in capital.

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

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 1 – GENERAL (continued)

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2026, the Company had $1 in cash and cash equivalents, $4,299 in negative working capital, shareholders’ deficit of $4,311 and an accumulated deficit of $61,211. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Company’s ability to continue as a going concern is dependent upon raising capital from financing transactions and revenue from operations. Management anticipates their business will require substantial additional investments that have not yet been secured. Management is continuing in the process of fund raising in the private equity and capital markets as the Company will need to finance future activities. These financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Basis of presentation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements presented herein have not been audited by an independent registered public accounting firm but include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for the three and six months ended June 30, 2026. However, these results are not necessarily indicative of results for any other interim period or for the year ended December 31, 2026. The preparation of financial statements in conformity with GAAP requires the Company to make certain estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, and expenses. Actual amounts could differ from these estimates.

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

Recently Adopted Accounting Standards

During the six months ended June 30, 2026, the Company was not required to adopt any recently issued accounting standards.

NOTE 3 – EVENTS DURING THE PERIOD AND AFTER

Convertible notes

On February 23, 2026, World Mobile Group Ltd. exercised its conversion rights regarding the $260 convertible promissory note which was converted in its entirety in exchange for 1,277,018 common shares, equal to approx. 18.5% of Cuentas equity.

On March 9, 2026, Matthew Shulman exercised his conversion rights regarding the $100 convertible promissory note which was converted in its entirety in exchange for 238,095 common shares.

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

On June 30, 2026, the Company entered into an Amended and Restated Warrant Agency Agreement (the “A/R Warrant Agency Agreement”) to that certain Amended and Restated Warrant Agency Agreement, dated as of January 29, 2026 between the Company and Olde Monmouth Stock Transfer Co., Inc., as Warrant Agent (the “Original Warrant Agreement”), pursuant to which the expiration date of the Company’s outstanding publicly traded warrants (the “Warrants”) to purchase shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), was extended from June 30, 2026 to September 30, 2026 (the “Extended Expiration Date”).

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

The Company holds a 51% membership interest and Tummo holds a 49% membership interest.

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

On February 26, 2026, the Company entered into a Securities Purchase Agreement with P.W. Janssen (“Janssen”), coordinated with the assistance of Tummo, pursuant to which the Company issued and sold to Janssen 714,286 shares of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 714,286 additional shares of common stock (the “Warrant”), for aggregate gross proceeds of $300 ($0.42 per unit). The exercise price of the Warrant is $0.42 per share, subject to anti-dilution adjustments. The Company granted Janssen piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

Hallo 015 Agreement

Related to the agreement signed on November 12, 2025, between Company, through its subsidiary World Mobile LLC, and International Communications 015 Ltd (dba “Hallo 015”), an Israeli telecommunications distributor, initial services were provided starting April 2026.

Bonuses approved to Arik and Michael in 2026

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

On June 8, 2026, the Company entered into a Securities Purchase Agreement with World Mobile Group Ltd (“WMG”), pursuant to which the Company issued and sold to WMG  35,715 shares of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 35,715 additional shares of common stock (the “Warrant”), for aggregate gross proceeds of $15 ($0.42 per unit). The exercise price of the Warrant is $0.50 per share, subject to anti-dilution adjustments. The Company granted WMG piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

On June 8, 2026, the Company entered into a Securities Purchase Agreement with Shalom Arik Maimon (“Maimon”), pursuant to which the Company issued and sold to Maimon  35,715 shares of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 35,715 additional shares of common stock (the “Warrant”), for aggregate gross proceeds of $15 ($0.42 per unit). The exercise price of the Warrant is $0.50 per share, subject to anti-dilution adjustments. The Company granted WMG piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

On June 8, 2026, the Company entered into a Securities Purchase Agreement with OAS Energy LLC (“OAS”), pursuant to which the Company issued and sold to OAS  35,715 shares of the Company’s common stock (the “Shares”), and a five-year warrant to purchase up to 35,715 additional shares of common stock (the “Warrant”), for aggregate gross proceeds of $15 ($0.42 per unit). The exercise price of the Warrant is $0.50 per share, subject to anti-dilution adjustments. The Company granted WMG piggyback registration rights with respect to the resale of the shares issued and issuable pursuant to the Securities Purchase Agreement.

NOTE 4 – STOCK OPTIONS

The following table presents the Company’s stock option activity for employees and directors of the Company for the six months ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding at December 31, 2025	313,227	$5.19
Granted	-	-
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2026	313,227	$5.19
Number of options exercisable at June 30, 2026	313,227	$5.19

CUENTAS, INC.

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (unaudited)

(USD in thousands, except share and per share data)

NOTE 4 – STOCK OPTIONS (continued)

The aggregate intrinsic value of the awards outstanding as of June 30, 2026 is $0. These amounts represent the total intrinsic value, based on the Company’s stock price of $0.25 as of June 30, 2026, less the weighted exercise price. This represents the potential amount received by the option holders had all option holders exercised their options as of that date.

The stock options outstanding as of June 30, 2026 have been separated into exercise prices, as follows:

Exercise price	Stock options outstanding	Weighted average remaining contractual life – years	Stock options exercisable
36.4	42,307	5.41	75,767
0.32	270,920	7.65	270,920
	313,227		323,227

NOTE 5 – RELATED PARTIES

Balances with related parties and officers:

	As of June 30,	As of December 31,
	2026	2025
Next Communications INC (a company controlled by Arik Maimon, the Company’s Chairman of the Board and CEO)	271	271

Other accounts receivables

Arik Maimon, the Company’s Chairman of the Board and CEO	-	271
Michael De Prado, former Company’s CEO	-	242
	-	513
Other accounts receivables

Notes payable
Arik Maimon, the Company’s Chairman of the Board and CEO	297	294
Michael De Prado, former Company’s CEO	684	675
	981	969

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

The Company notes that in addition to the description of historical facts contained herein, this report contains certain forward-looking statements that involve risks and uncertainties as detailed herein and from time to time in the Company’s other filings with the Securities and Exchange Commission and elsewhere. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. These factors include, among others: (a) the Company’s fluctuations in sales and operating results; (b) regulatory, competitive and contractual risks; (c) development risks; (d) the ability to achieve strategic initiatives, including but not limited to the ability to achieve sales growth across the business segments through a combination of enhanced sales force, new products, and customer service; and (e) pending litigation.

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

World Mobile LLC

World Mobile LLC is the Company’s majority-owned joint venture with World Mobile Group formed to operate the Company’s MVNO business. Through the JV, the Company now holds a 51% membership interest and consolidates the entity for financial reporting purposes. The JV Company’s operating platform includes a range of infrastructure assets, such as licensed U.S. spectrum holdings, nationwide roaming agreements, a distributed AirNode network, and core network infrastructure that supports mobile connectivity across U.S. markets. World Mobile LLC operates in active commercial environments with real usage, an established market presence, and adherence to applicable regulatory requirements. Its infrastructure model is designed to scale as additional markets are launched, customer usage increases, and new network assets are deployed.

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

The 2020 U.S. Census showed the Hispanic Latino population at over 62 million and at 18.7% of the total U.S. population. The FDIC defines the “unbanked” as those adults without an account at a bank or other financial institution and are considered to be outside the mainstream for one reason or another. The Company believes that the Hispanic and Latino demographic generally have had more identification, credit, and former bank account issues than any other U.S. minority group leading to more difficulty in obtaining a traditional bank account.

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and totaled $1,136,000 during the six months ended June 30, 2026, compared to $603,000 during the six months ended June 30, 2025.

Selling, General and Administrative Expenses

The table below summarizes our general and administrative expenses incurred during the periods presented:

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Dollars in thousands
Officers compensation	802	381	657	195
Directors fees	84	84	42	42
Share-based compensation	8	37	-	19
Professional services	242	54	104	54
Office expenses and other	-	47	-	10
Total	1,136	603	803	320

Other Income (Expenses)

Other expenses totaled $116,000 during the six months ended June 30, 2026, comprised of interest expenses, net of $31,000 and a loss from the change in fair value of the derivative warrants liability of $85,000.

Other income totaled $582,000 during the six months ended June 30, 2025. Other income is comprised mostly of income upon extinguishment of debt net of default expenses to pay principal and interest.

Net Loss

We incurred a net loss of $1,385,000 for the six-month period ended June 30, 2026, as compared to a net loss of $21,000 for the six-month period ended June 30, 2025. In addition, the Company recorded its share of equity losses of an unconsolidated entity of $133,000 during the six months ended June 30, 2026.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

Operating Expenses

Operating expenses consist of selling, general and administrative expenses and totaled $803,000 during the three months ended June 30, 2026, compared to $320,000 during the three months ended June 30, 2025.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $803,000 during the three months ended June 30, 2026, compared to $320,000 during the three months ended June 30, 2025. The components of these expenses for the three-month periods presented are set out in the three-month columns of the table above.

Other Income (Expenses)

Other expenses totaled $21,000 during the three months ended June 30, 2026, comprised of interest expenses, net of $3,000 and a loss from the change in fair value of the derivative warrants liability of $18,000.

Other income totaled $698,000 during the three months ended June 30, 2025. Other income is comprised mostly of income upon extinguishment of debt net of default expenses to pay principal and interest.

Net Loss

We incurred a net loss of $888,000 for the three-month period ended June 30, 2026, as compared to net income of $378,000 for the three-month period ended June 30, 2025. In addition, the Company recorded its share of equity losses of an unconsolidated entity of $64,000 during the three months ended June 30, 2026.

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

As of June 30, 2026, the Company had total current assets of $272,000, including $800 of cash, accounts receivables of $271,000, other current assets – related parties of $0 and total current liabilities of $4,571,000 creating a working capital deficit of $4,299,000.

To date, we have principally financed our operations through the sale of our Common Stock. Nevertheless, management anticipates that our current cash and cash equivalents position and generating revenue from the sales of our digital products, General-Purpose Reloadable Cards and prepaid cellular phone services will provide us limited financial resources for the near future to continue implementing our business strategy of further developing our digital products, General Purpose Reloadable Card, enhance our digital products offering and increase our sales and marketing. Therefore management plans to secure additional financing sources, including but not limited to the sale of our Common Stock in future financings. This is expected to be used to further support our operations as described above and to complete the development of its new portal and financial technology capabilities. There can be no assurance, however, that the company will be successful in raising additional capital or that the company will have net income from operations to fund the business plan of the company for the near future or long term. As of June 30, 2026, the Company had approximately $800 in cash and cash equivalents, approximately $4,299,000 in negative working capital and an accumulated deficit of approximately $61,211,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2026.

Cash Flows – Operating Activities

The Company’s operating activities for the six months ended June 30, 2026, resulted in net cash used of $276,000. Net cash used in operating activities consisted of a net loss of $1,385,000, partially offset by non-cash expenses consisting of share-based compensation and shares issued for services of $47,000, amortization of discounts and accrued interest on loans of $31,000, a loss from the change in fair value of the derivative warrants liability of $85,000 and the Company’s share of equity losses of $133,000. Changes in operating assets and liabilities provided cash of $813,000.

The Company’s operating activities for the six months ended June 30, 2025, resulted in net cash used of $966,000. Net cash used in operating activities consisted of a net loss of $21,000 and income upon extinguishment of debt of $602,000, partially offset by non-cash expenses consisting of share-based compensation of $37,000 and amortization of discounts and accrued interest on loans of $20,000. Changes in operating assets and liabilities utilized cash of $400,000.

Cash Flows – Financing Activities

The Company’s financing activities for the six months ended June 30, 2026, resulted in net cash received of $220,000, consisting of $300,000 from the issuance of shares and $35,000 of short term loans received, partially offset by the repayment of $115,000 of a loan from a related party. The Company had no investing activities during the six months ended June 30, 2026.

Inflation and Seasonality

In management’s opinion, our results of operations have not been materially affected by inflation or seasonality, and management does not expect that inflation risk or seasonality would cause material impact on our operations in the future.

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements of any nature.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. Note 2 to our consolidated audited financial statements filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, describes the significant accounting policies and methods used in the preparation of our financial statements.

Recently Issued Accounting Standards

New pronouncements issued but not effective as of June 30, 2026, are not expected to have a material impact on the Company’s consolidated financial statements.

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

On May 1, 2019, the Company received a notice of demand for arbitration from Secure IP Telecom, Inc. (“Secure IP”), who allegedly had a Reciprocal Carrier Services Agreement (“RCS”) exclusively with Limecom and not with the Company. The arbitration demand originated from another demand for arbitration that Secure IP received from VoIP Capital International (“VoIP”) in March 2019, demanding $1,053 in damages allegedly caused by unpaid receivables that Limecom assigned to VoIP based on the RCS. On or about October 5, 2020, the trial court appointed a receiver over Limecom, Inc. (“Limecom”) in the matter of Spectrum Intelligence Communications Agency, LLC. v. Limecom, Inc., case no. 2018-027150-CA-01 pending in the 11th Circuit for Miami-Dade County, Florida. On June 5, 2020, Secure IP Telecom, Inc. (“Secure IP”) filed a complaint against Limecom, Heritage Ventures Limited (“Heritage”), an unrelated third party and owner of Limecom, and the Company, case no. 20-11972-CA-01. Secure IP alleges that the Company received certain transfers from Limecom during the period that the Company wholly owned Limecom that may be avoidable under Florida Statute § 725.105. On July 13, 2021, the two cases were consolidated, and are now pending before the same trial court under the former case number. The Company has answered and denied any liability with respect to both complaints. To the extent the Company has exposure for any transfers from Limecom, Heritage has indemnified the Company for any such liability and the Company has a pending cross-claim against Heritage for purposes of enforcing the indemnification obligation. A review of the books and records of the Company reflect aggregate transfers from Limecom to the Company or its affiliates of less than $600,000. The Company’s books and records reflect that the Company fully reimbursed Limecom through direct payment of expenses of Limecom and through issuance of shares by the Company to employees or other vendors on behalf of Limecom for settlement and release of claims the employees or vendors may have asserted against Limecom. The books and records of the Company therefore do not reflect an identifiable avoidable transfer, but this analysis may change as the discovery process continues. At this time, based upon an analysis of the Company’s books and records, the loss contingency is not capable of reasonable estimation under the above circumstances, and the likelihood of an adverse judgment is not probable at this time. An adverse judgment in this matter is reasonably possible and based upon an analysis of litigation costs and likelihood of a settlement. As of June 30, 2026, the Company accrued $300,000 due to this matter.

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

Cuentas, Inc.
(Registrant)

Date: September 3, 2026	By:	/s/ Shalom Arik Maimon
Chief Executive Officer

By:	/s/ Eric Kilinsky
Interim Chief Financial Officer